Form 10-Q
period 2013-09-30
PORTOLA PHARMACEUTICALS INC
filed 2013-11-06
CIK 1269021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2013, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 39,709,658.

PORTOLA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PHARMACEUTICALS, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)	(Note 2)
CURRENT ASSETS:
Cash and cash equivalents	$58,710	$53,613
Short-term investments	116,066	77,656
Receivables from collaborations	227	662
Prepaid expenses and other current assets	3,669	2,982
Total current assets	178,672	134,913
Property and equipment, net	2,428	2,861
Long-term investments	44,151	6,115
Other assets	116	2,112
TOTAL ASSETS	$225,367	$146,001

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,517	$4,840
Accrued compensation and employee benefits	1,863	1,860
Accrued and other liabilities	15,960	7,399
Deferred revenue – current portion	3,930	4,042
Convertible preferred stock warrant liability	—	683
Total current liabilities	23,270	18,824
Deferred revenue – noncurrent portion	3,337	—
Other long-term liabilities	811	1,466
TOTAL LIABILITIES	27,418	20,290

Commitments and contingencies
Convertible preferred stock, $0.001 par value. 0 and 243,258,300 shares authorized at September 30, 2013 and December 31, 2012; 0 shares and 24,026,797 shares issued and outstanding at September 30, 2013 and December 31, 2012	—	317,280

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value. 5,000,000 shares authorized at September 30, 2013; 0 issued and outstanding at September 30, 2013; 0 authorized, issued or outstanding at December 31, 2012	—	—
Common stock, $0.001 par value. 100,000,000 and 300,000,000 shares authorized; 35,229,352 and 1,385,508 shares issued and outstanding at September 30, 2013 and December 31, 2012	35	1
Additional paid-in capital	458,460	10,717
Accumulated deficit	(260,610)	(202,320)
Accumulated other comprehensive income (loss)	64	33
Total stockholders’ equity (deficit)	197,949	(191,569)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY	$225,367	$146,001

See accompanying notes.

PORTOLA PHARMACEUTICALS, INC.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Collaboration and license revenue	$2,766	$738	$8,474	$70,084
Operating expenses:
Research and development	18,088	9,954	56,642	36,004
General and administrative	3,907	2,879	10,654	8,744
Total operating expenses	21,995	12,833	67,296	44,748
Income (loss) from operations	(19,229)	(12,095)	(58,822)	25,336
Interest and other income (expense), net	679	607	532	(188)
Net income (loss)	$(18,550)	$(11,488)	$(58,290)	$25,148
Net income (loss) attributable to common stockholders:
Basic	$(18,550)	$(11,488)	$(58,290)	$322
Diluted	$(18,550)	$(11,488)	$(58,290)	$462
Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	35,200,761	1,370,190	17,218,475	1,342,919
Diluted	35,200,761	1,370,190	17,218,475	1,976,618
Net income (loss) per share attributable to common stockholders:
Basic	$(0.53)	$(8.38)	$(3.39)	$0.24
Diluted	$(0.53)	$(8.38)	$(3.39)	$0.23

See accompanying notes.

PORTOLA PHARMACEUTICALS, INC.

Condensed Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(18,550)	$(11,488)	$(58,290)	$25,148
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	100	10	31	56
Total comprehensive income (loss)	$(18,450)	$(11,478)	$(58,259)	$25,204

See accompanying notes.

PORTOLA PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30
	2013	2012
Operating activities
Net income (loss)	$(58,290)	$25,148
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,015	1,053
Amortization of premium on investment securities	1,523	1,018
Stock-based compensation expense	3,457	2,017
Revaluation of convertible preferred stock warrant liability	(24)	(144)
Unrealized (gain) loss on foreign currency forward contracts	(97)	450
Changes in operating assets and liabilities:
Receivables from collaborations	435	(2,347)
Prepaid expenses and other current assets	(540)	(2,155)
Other assets	361	(368)
Accounts payable	(3,323)	711
Accrued compensation and employee benefits	3	(918)
Accrued and other liabilities	10,004	1,299
Deferred revenue	3,225	(69,468)
Other long-term liabilities	(655)	(620)
Net cash used in operating activities	(42,906)	(44,324)

Investing activities
Purchases of property and equipment	(582)	(362)
Purchases of investments	(152,793)	(133,073)
Proceeds from sales of investments	6,644	42,767
Proceeds from maturities of investments	68,211	18,637
Net cash used in investing activities	(78,520)	(72,031)

Financing activities
Proceeds from initial public offering, net of underwriters discount	131,026	—
Payment of initial public offering costs	(5,025)	—
Proceeds from issuance of common stock, including early exercise of stock options	522	292
Net cash provided by financing activities	126,523	292

Net increase (decrease) in cash and cash equivalents	5,097	(116,063)
Cash and cash equivalents at beginning of period	53,613	170,323
Cash and cash equivalents at end of period	$58,710	$54,350

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

Our two lead programs address the area of thrombosis, or blood clots. Our lead compound Betrixaban is a novel oral once-daily inhibitor of Factor Xa in Phase 3 development for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, in acute medically ill patients. Our second lead development candidate (pINN) Andexanet alfa, formerly PRT4445, is a recombinant protein designed to reverse the anticoagulant activity in patients treated with a Factor Xa inhibitor who suffer an uncontrolled bleeding episode or undergo emergency surgery. Our third product candidate, PRT2070, is an orally available kinase inhibitor being developed for hematologic, or blood, cancers and inflammatory disorders. Our fourth program, PRT2607 and other selective Syk inhibitors, is being developed in partnership with Biogen Idec Inc.

Initial Public Offering

In May 2013, we closed our initial public offering (“IPO”) of 9,686,171 shares of our common stock, which included 1,263,413 shares of common stock issued pursuant to the over-allotment option granted to our underwriters. The public offering price of the shares sold in the offering was $14.50 per share. The total proceeds from the offering to us, net of underwriting discounts and commissions of approximately $9.4 million, were approximately $131.0 million. After deducting offering expenses payable by us of approximately $5.2 million, net proceeds to us were $125.8 million. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 24,026,797 shares of common stock. In addition, all of our convertible preferred stock warrants were converted into warrants to purchase common stock.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial information. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The condensed balance sheet as of December 31, 2012 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

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

Customer Concentration

Customers whose collaborative research and development revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Novartis AG	—	100%	—	100%
Bristol-Myers Squibb Company and Pfizer Inc.	28%	—	46%	—
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	37%	—	41%	—
Daiichi Sankyo, Inc.	32%	—	12%	—

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal, accounting and printing fees incurred in the preparation of the IPO, were capitalized. The deferred offering costs were offset against IPO proceeds upon completion of the offering in May 2013. As of December 31, 2012, $1.6 million of deferred offering costs were capitalized in other assets on the balance sheets. There were  no remaining amounts deferred at September 30, 2013 pertaining to the IPO.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2, and Level 3, that was measured on a recurring basis (in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$54,930	$—	$—	$54,930
Corporate notes and commercial paper	—	103,065	—	103,065
U.S. government agency securities	—	57,150	—	57,150
Foreign currency forward contracts	—	266	—	266
Total financial assets	$54,930	$160,481	$—	$215,411

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$43,303	$—	$—	$43,303
Corporate notes and commercial paper	—	64,425	—	64,425
U.S. government agency securities	—	19,346	—	19,346
Foreign currency forward contracts	—	51	—	51
Total financial assets	$43,303	$83,822	$—	$127,125

Financial Liabilities:
Convertible preferred stock warrant liability	$—	$—	$683	$683

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

The following table sets forth a summary of the changes in the estimated fair value of our convertible preferred stock warrants, which were measured at fair value on a recurring basis until their conversion to common stock warrants and related reclassification to additional paid-in capital (in thousands):

Balance as of December 31, 2012	$683
Recognized gain upon final remeasurement	(24)
Reclassification of warrant liability to additional paid-in capital	(659)
Balance as of September 30, 2013	$—

The recognized gain was included in interest and other income (expense), net.

The estimated fair value of the convertible preferred stock warrants was determined as of May 22, 2013, the date remeasurement was no longer applicable, and December 31, 2012 using the Black-Scholes option-pricing model using the following assumptions:

	May 22, 2013	December 31, 2012
Risk free interest rate	0.11 – 0.91%	0.26 – 0.57%
Estimated term equal to the remaining contractual term	1.7 – 3.8 years	2.1 – 4.2 years
Volatility	79%	82%
Dividend yield	—	—

4. Financial Instruments

Cash equivalents, and investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	September 30, 2013				December 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$54,929	$—	$—	$54,929	$43,303	$—	$—	$43,303
Corporate notes and commercial paper	103,034	40	(7)	103,067	64,403	25	(3)	64,425
U.S. government agency securities	57,119	34	(3)	57,150	19,335	11	—	19,346
	$215,082	$74	$(10)	$215,146	$127,041	$36	$(3)	$127,074

Classified as:
Cash equivalents				$54,929				$43,303
Short-term investments				116,066				77,656
Long-term investments				44,151				6,115
Total cash equivalents and investments				$215,146				$127,074

At September 30, 2013 and December 31, 2012, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

5. Derivative Instruments

We are exposed to foreign currency exchange rates related to our business operations. To reduce our risks related to these exposures, we utilize certain derivative instruments, namely foreign currency forward contracts. We do not use derivatives for speculative trading purposes.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

We enter into foreign currency forward contracts, none of which are designated as hedging transactions for accounting purposes, to reduce our exposure to foreign currency fluctuations of certain liabilities denominated in foreign currencies. These exposures are hedged on a quarterly basis. As of September 30, 2013 and December 31, 2012, we had foreign currency forward contracts with notional amounts of €9.5 million ($12.9 million based on the exchange rate as of September 30, 2013) and €16.8million ($22.2 million based on the exchange rate as of December 31, 2012), respectively, that were not designated as hedges. As of September 30, 2013, we recorded a derivative asset within prepaid expenses and other current assets and other long term assets of $239,000 and $27,000, respectively, related to these foreign currency forward contracts. As of December 31, 2012, we recorded a derivative asset within prepaid expenses and other current assets and other long-term assets of $30,000 and $21,000, respectively, related to these foreign currency forward contracts.

We recorded an unrealized gain of $450,000 and an unrealized gain of $97,000 in interest and other income (expense), net on our condensed statements of operations related to these foreign currency forward contracts for the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2013, the Company settled foreign currency forward contracts and recognized a realized gain of $45,000 and $118,000, respectively, in interest and other income (expense), net. During the three and nine months ended September 30, 2012 we recognized an unrealized gain of $243,000 and an unrealized loss of $450,000, respectively, and no realized gains or losses.

Our derivative financial instruments present certain market and counterparty risks. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and, as a result, varies over time.

6. Balance Sheet Components

Accrued and other liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Research and development related	$14,407	$4,217
Legal and accounting fees	323	507
Deferred rent	866	831
Accrued offering costs	66	1,506
Other	298	338
Total accrued and other liabilities	$15,960	$7,399

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

7. Collaboration and License Agreements

Summary of Collaboration Related Revenue

We have recognized revenue from our collaboration and license agreements as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Novartis:
Recognition of upfront license fee	$—	$738	$—	$53,846
Reimbursement of research and development expense	—	—	—	16,238
Novartis total	—	738	—	70,084

BMS and Pfizer:
Recognition of research and development services	772	—	3,865	—
BMS and Pfizer total	772	—	3,865	—

Bayer and Janssen:
Recognition of research and development services	1,028	—	3,466	—
Bayer and Janssen total	1,028	—	3,466	—

Lee’s:
Recognition of research and development services	78	—	130	—
Lee’s total	78	—	130	—

Daiichi Sankyo:
Recognition of research and development services	888	—	1,013	—
Daiichi Sankyo total	888	—	1,013	—

Total collaboration and license revenue	$2,766	$738	$8,474	$70,084

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

In November 2012, we elected to exercise our option under our agreement with Biogen Idec to convert the agreement to a fully out-licensed agreement. After such election, we relinquished our right to share profits from sales of products related to PRT2607 and other selective Syk inhibitors, but are entitled to receive royalties from sales of these products by Biogen Idec. We no longer have the responsibility to fund the program under the agreement. The out-licensed agreement now provides for future payments to us of up to approximately $370.0 million based on the occurrence of certain development and regulatory events. As all contingent consideration payments are based solely on the performance of Biogen Idec, the milestone method of accounting will not be applied to such amounts. Biogen Idec has elected to assume all future development work for Syk inhibitors, including the major indications, such as allergic asthma. This agreement will continue in force until either party terminates the agreement pursuant to the agreement or until the expiration of Biogen Idec’s royalty obligations pursuant to the agreement. Biogen Idec may terminate the agreement without cause upon 120 days’ notice. In such event, we would regain all development rights and Biogen Idec would have no further payment obligations pursuant to the agreement.

During the three and nine months ended September 30, 2013 and 2012, we recorded a reduction in research and development expense of $227,000 and $721,000, and $1.0 million and $5.9 million, respectively, owed by Biogen Idec to us under the cost-sharing terms of the agreement.

Bristol-Myers Squibb Company (“BMS”) and Pfizer Inc. (“Pfizer”)

In October 2012, we entered into a three-way agreement with BMS and Pfizer to include subjects dosed with apixaban, their jointly owned product candidate, in one of our Phase 2 proof-of-concept studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. BMS and Pfizer will work closely with us on both development and regulatory aspects of Andexanet alfa in connection with our Phase 2 proof-of-concept studies to the extent such matters relate to apixaban. Pursuant to our agreement with BMS and Pfizer we are obligated to provide research and development services and participate on various committees. We originally estimated the period of performance of our obligations to extend through June 2013. In March 2013, we revised our estimated period of performance to be through July 2013. In June 2013, we revised our estimated period of performance to be through September 2013. In September 2013, we revised our estimated period of performance to be through October 2013. The effects of these changes in estimates were not significant.

The total consideration under this agreement of $6.0 million is being recognized as revenue on a straight-line basis over the estimated performance period through October 2013.

During the three and nine months ended September 30, 2013, we recognized $772,000 and $3.9 million in collaboration revenue, respectively. The deferred revenue balance as of September 30 2013 was $176,000.

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

During the three and nine months ended September 30, 2013, we recognized $78,000 and $130,000, respectively, of collaboration revenue. The deferred revenue balance as of September 30, 2013 was $570,000.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

Aciex Therapeutics, Inc. (“Aciex”)

In February 2013, we entered into a license and collaboration agreement with Aciex pursuant to which we granted Aciex an exclusive license to co-develop and co-commercialize PRT2070 and certain related compounds for nonsystemic indications, such as the treatment and prevention of ophthalmological diseases by topical administration and allergic rhinitis by intranasal administration. Under the terms of this risk and cost sharing agreement, Portola and Aciex will each incur and report their own internal research and development costs. Further, third-party related development costs will be shared by Aciex and us 60% and 40%, respectively, until the end of the Phase 2 clinical study, and then equally afterwards. Also, we are entitled to receive either one-half of the profits, if any, generated by future sales of the products developed under the agreement, or royalty payments. Aciex has the primary responsibility for conducting the research and development activities under this agreement. We are obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. We can opt out of our obligation to share in the development costs at various points in time, the timing of which impacts future royalties we may receive based on product sales made by Aciex. All net costs we incur in connection with this agreement will be recognized as research and development expenses. We have not incurred any such costs during the three and nine months ended September 30, 2013 related to this agreement.

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

We identified the following performance deliverables under the agreement: 1) the obligation to provide research and development services, which includes supplying Andexanet alfa and providing a final written report, and 2) the obligation to participate on the JCC. We considered the provisions of the multiple-element arrangement guidance in determining how to recognize the revenue associated with these two deliverables. We have accounted for the research and development services and our participation on the JCC as a single unit of accounting as neither deliverable has standalone value and both obligations will be delivered throughout the estimated period of performance. We originally estimated the period of performance to be through November 2013. In June 2013, we revised our estimated period of performance to be through January 2014. In September 2013, we revised our estimated period of performance to be through March 2014. The effect of this change was not significant. The total consideration under this agreement is being recognized as revenue ratably over the estimated performance period through March 2014.

During the three and nine months ended September 30, 2013, we recognized $1.0 million and $3.5 million in collaboration revenue, respectively. The deferred revenue balance as of September 30, 2013 was $1.5 million.

Daiichi Sankyo, Inc. (“Daiichi Sankyo”)

In June 2013, we entered into an agreement with Daiichi Sankyo to include subjects dosed with edoxaban, their Factor Xa inhibitor product, in one of our Phase 2 proof-of-concept studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Under the terms of the agreement, Daiichi Sankyo will provide us with an upfront fee of $6.0 million, $3.0 million of which is subject to refund should Daiichi Sankyo decide to terminate the agreement. We are obligated to participate on a JCC with Daiichi Sankyo to oversee the collaboration activities under the agreement.

We identified the following performance deliverables under the agreement: 1) the obligation to provide research and development services, which includes supplying Andexanet alfa and providing a final written report, and 2) the obligation to participate on the JCC.

We considered the provisions of the multiple-element arrangement guidance in determining how to recognize the revenue associated with these two deliverables. We have accounted for the research and development services and our participation on the JCC as a single unit of accounting as neither deliverable has standalone value and both obligations will be delivered throughout the estimated period of performance through May 2014. The total non-contingent consideration under this agreement of $3.0 million is being recognized as revenue ratably over the estimated non-contingent performance period through May 2014. The contingent consideration under this agreement of $3.0 million will be recognized after the contingency is resolved over the remaining performance period, which is currently estimated to begin in May 2014 and conclude in October 2014.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

During the three and nine months ended September 30, 2013, we recognized $888,000 and $1.0 million, respectively, in collaboration revenue associated with the non-contingent element of the arrangement. The contingent element of the arrangement of $3.0 million and the unearned portion of the non-contingent element of the arrangement of $2.0 million was recorded as deferred revenue as of September 30, 2013.

8. Restructuring Charge

In November 2012, as part of our strategy to better align our capital resources with our clinical development plan, we reduced our workforce by 23 employees, 16 of whom were immediately terminated, five of whom were terminated on January 31, 2013, two of whom were terminated on April 30, 2013. The final restructuring charge of $698,000 includes severance and related costs associated with the termination of the employees. For the nine months ended September 30, 2013, we recorded a net restructuring charge of $79,000, of which $66,000 is included within research and development expense and $13,000 is included within general and administrative expense on our condensed statements of operations. During the nine months ended September 30, 2013, we paid $223,000 of severance costs. At December 31, 2012, the accrued restructuring liability, which is included within accrued and other liabilities on the balance sheet was $143,000. There were no remaining amounts accrued for the restructuring liability at September 30, 2013.

9. Stock-Based Compensation

In January 2013, our Board of Directors adopted our 2013 Equity Incentive Plan, or the 2013 Plan, which became effective upon of the closing of our IPO in May 2013. As of September 30, 2013 there are 4,903,323 shares reserved under the 2013 Plan for the issuance of options and restricted stock.

The estimated grant date fair values of the employee stock options were calculated using the Black Scholes valuation model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	1.8%	1.2%	1.3%	1.2%
Expected life	6.0 years	6.0 years	6.0 years	6.0 years
Volatility	80%	70%	79%	70%
Dividend yield	0%	0%	0%	0%

The following table summarizes option activity under our 2003 Equity Incentive Plan and our 2013 Equity Incentive Plan and related information during the nine months ended September 30, 2013:

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted-Average Exercise Price Per Share
Balance at December 31, 2012	593,011	3,451,178	$6.35
Options authorized	150,000	—	—
Options granted	(785,241)	785,241	17.29
Options exercised	—	(129,787)	22.67
Options cancelled	326,274	(326,274)	7.81
Balance at September 30, 2013	284,044	3,780,358	$7.94

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$787	$353	$1,732	$1,102
General and administrative	747	303	1,725	965
Total stock-based compensation	$1,534	$656	$3,457	$2,067

10. Net Income (Loss) per Share Attributable to Common Stockholders

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Convertible preferred stock	—	24,026,797	—	24,026,797
Common stock subject to repurchase	750	—	750	—
Stock options to purchase common stock	3,780,358	1,678,800	3,780,358	1,605,305
Preferred stock warrants	—	81,075	—	81,075
Common stock warrants	82,575	1,500	82,575	1,500

The following table sets forth the computation of our unaudited basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(18,550)	$(11,488)	$(58,290)	$25,148
Noncumulative dividends on convertible preferred stock	—	—	—	(19,065)
Undistributed earnings allocated to participating securities	—	—	—	(5,761)
Net income (loss) attributable to common stockholders, basic	(18,550)	(11,488)	(58,290)	322
Adjustment to undistributed earnings allocated to participating securities	—	—	—	140
Net income (loss) attributable to common stockholders, diluted	$(18,550)	$(11,488)	$(58,290)	$462
Basic shares:
Weighted average common shares outstanding	35,200,761	1,370,190	17,218,475	1,342,919
Diluted shares:
Weighted average common shares outstanding	35,200,761	1,370,190	17,218,475	1,342,919
Weighted average effect of dilutive stock options	—	—	—	633,699
	35,200,761	1,370,190	17,218,475	1,976,618
Net income (loss) per share attributable to common stockholders:
Basic	$(0.53)	$(8.38)	$(3.39)	$0.24
Diluted	$(0.53)	$(8.38)	$(3.39)	$0.23

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

11. Income Taxes

For the nine months ended September 30, 2012, we did not record an income tax provision on pre-tax income because we incurred a current taxable loss for federal income tax purposes and had available tax credits to offset all state income tax. Tax credits were used in lieu of net operating losses because in 2012 California state law suspended their use. We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and capitalized research and development. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain based on our history of losses. Accordingly, our deferred tax assets have been fully offset by a valuation allowance. Utilization of operating losses and credits may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

12. Subsequent Events

In October 2013, we completed a follow-on offering of 6,366,513 shares of our common stock, which included 1,908,803 shares of common stock sold by certain existing stockholders, at a public offering price of $23.75 per share.  In addition, the underwriters of the offering have been granted a 30-day option to purchase up to an additional 954,976 shares from us at the public offering price. This option to purchase additional shares is not yet exercised. The total proceeds from the offering to us, net of underwriting discounts and commissions of approximately $6.4 million and excluding the underwriters’ option, were approximately $99.5 million.  After deducting estimated offering expenses payable by us of approximately $800,000, net proceeds to us were $98.7 million.

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

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic disorders and inflammation for patients who currently have limited or no approved treatment options. Since our inception in 2003, we have advanced several innovative compounds into clinical development. Our lead product candidate Betrixaban is in a pivotal Phase 3 clinical study, and our second lead development candidate  (pINN) Andexanet alfa, formerly PRT4445, has completed the first of a series of Phase 2 proof-of-concept studies. We initiated a Phase 1/2 proof-of-concept study of PRT2070, one of our other product candidates, in October 2013. We also have completed multiple Phase 1 studies for PRT2607.

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

Andexanet alfa

Andexanet alfa is a recombinant protein designed to reverse the anticoagulant activity in patients treated with a Factor Xa inhibitor who suffer an uncontrolled bleeding episode or undergo emergency surgery. In May 2013, we completed the first of a series of Phase 2 proof-of-concept studies of  Andexanet alfa in healthy volunteers who were administered a Factor Xa inhibitor, in this case Eliquis® (apixaban) manufactured by Bristol-Myers Squibb and Pfizer. Andexanet alfa is the first therapy to demonstrate reversal of a Factor Xa inhibitor in a clinical study. Based on the results of our initial Phase 2 study, we participated in an End of Phase 2 meeting with the FDA in August 2013 to discuss the remaining clinical studies needed for approval of Andexanet alfa.  Based on discussions with the FDA, we believe that the FDA supports our pursuit of an accelerated approval process.

In October 2012, we entered into a three-way agreement with Bristol-Myers Squibb Company, or BMS, and Pfizer Inc., or Pfizer, to include subjects dosed with apixaban, their jointly owned Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with BMS and Pfizer, we are obligated to provide research and development services and participate on various committees. We originally estimated the period of performance of our obligations to extend through June 2013. In March 2013, we revised our estimated period of performance to be through July 2013, in June 2013 we revised our estimated period of performance to be through September 2013 and in September 2013 we revised our estimated period of performance to be through October 2013. The total consideration under this agreement of $6.0 million is being recognized as revenue on a straight-line basis over the estimated performance period through October 2013.

In February 2013, we entered into a three-way agreement with Bayer Pharma AG, or Bayer, and Janssen Pharmaceuticals, Inc., or Janssen, to include subjects dosed with rivaroxaban, their jointly owned Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Under the terms of the agreement, Bayer and Janssen have each provided us with an upfront and non-refundable fee of $2.5 million, for an aggregate fee of $5.0 million. The agreement also provides for additional non-refundable payments to us from Bayer and Janssen of $250,000 each for an aggregate of $500,000 following the delivery of the final written study report of our Phase 2 proof-of-concept studies of Andexanet alfa. Also, we are obligated to participate on a Joint Collaboration Committee, or JCC, with Bayer and Janssen to oversee the collaboration activities under the agreement. We originally estimated the period of performance of our obligations to extend through November 2013. In June 2013, we revised our estimated period of performance to be through January 2014. In September 2013, we revised our estimated period of performance to be through March 2014. The total consideration under this agreement of $5.5 million is being recognized as revenue ratably over the estimated performance period through March 2014.

In June 2013, we entered into an agreement with Daiichi Sankyo, Inc., or Daiichi Sankyo, to include subjects dosed with edoxaban, Daiichi Sankyo’s Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Under the terms of the agreement, Daiichi Sankyo provided us with an upfront fee of $6.0 million. Daiichi Sankyo may terminate the agreement at any time. Should Daiichi Sankyo terminate the agreement prior to the first patient dosing in the clinical trial, it is entitled to a refund of $3.0 million. The total consideration under this agreement of $6.0 million was received in July 2013, although only the non-contingent consideration of $3.0 million was recorded as receivables from collaborations at September 30, 2013. We are obligated to perform preclinical proof-of-concept studies and participate on a JCC with Daiichi Sankyo to oversee the collaboration activities under the agreement. The total non-contingent consideration under this agreement of $3.0 million is being recognized as revenue ratably over the estimated performance period through May 2014. The contingent consideration under this agreement of $3.0 million will be recognized after the contingency is resolved over the remaining performance period, which is currently estimated to begin in May 2014 and conclude in October 2014.

In anticipation of a potential Biologics License Application, or BLA, filing and subsequent commercialization, we signed an agreement in June 2013 with Lonza Group Ltd, or Lonza, to develop a commercial-scale manufacturing process for Andexanet alfa.  We have transferred manufacturing of Andexanet alfa to Lonza and are making process improvements in order to increase scale and efficiency.  We plan to implement proposed changes at Lonza to initiate BLA-enabling studies with a manufacturing process that will allow us to launch Andexanet alfa pursuant to an accelerated approval. After recent discussions with the FDA, we determined that the additional process changes needed to further reduce cost of goods will be incorporated into the commercial production later in the development of Andexanet alfa or as a supplemental BLA, if supporting studies are required.

PRT2070

In addition to our thrombosis products, we have discovered two novel orally available kinase inhibitors to treat hematologic disorders and inflammation. The first, PRT2070, is an orally available, potent inhibitor of enzymes that regulate two important signaling pathways, spleen tyrosine kinase, or Syk, and janus kinase. We are developing PRT2070 for the treatment of certain B-cell hematologic cancers. We have completed preclinical testing for PRT2070, and initiated a Phase 1/2 proof-of-concept study in non-Hodgkin’s lymphoma and chronic lymphocytic leukemia in October 2013.

In February 2013, we entered into an agreement with Aciex Therapeutics, Inc., or Aciex, for topical and intranasal co-development and co-commercialization of PRT2070 and certain related compounds for nonsystemic indications, such as the treatment and prevention of ophthalmological diseases by topical administration and allergic rhinitis by intranasal administration. We retain rights to other non-systemic indications, including dermatologic disorders. Under the terms of this risk and cost sharing agreement, Portola and Aciex will each incur and report their own internal research and development costs. Third-party related development costs incurred pursuant to this agreement will be shared by Aciex and us 60% and 40%, respectively, until the end of the Phase 2 clinical study, and shared equally thereafter. Aciex has the primary responsibility for conducting the research and development activities under this agreement. We are obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. We can opt out of our obligation to share in the development costs at various points in time, the timing of which impacts future royalties we may receive based on product sales made by Aciex. All net costs we incur in connection with this agreement will be recognized as research and development expenses. No costs related to this agreement were incurred during the three and nine months ended September 30, 2013.

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

For purposes of this discussion and analysis of our financial condition and results of operations, we refer to our agreements with Millennium, Merck, Lee’s, BMS and Pfizer, Bayer and Janssen, Daiichi Sankyo, Aciex, Biogen Idec, Astellas and Novartis collectively as our collaboration agreements.

Financial operations overview

Revenue

Our revenue to date has been generated primarily from collaboration and license revenue pursuant to our collaboration agreements. We have not generated any revenue from commercial product sales to date. Under our agreements with Biogen Idec, Merck, Novartis, BMS and Pfizer, Bayer and Janssen, Daiichi Sankyo and Lee’s, we received payments including non-refundable upfront license fees, a refundable contingent payment and a milestone payment in the aggregate amount of $178.7 million, of which $6.0 million was received in July 2013 pursuant to our agreement with Daiichi Sankyo.

We may also be entitled to additional milestone payments and other contingent payments upon the occurrence of specific events. We have achieved one milestone and received a milestone payment for its achievement and we have received one contingent refundable payment under our collaboration agreements as of September 30, 2013. Due to the nature of these collaboration agreements and the nonlinearity of the related revenue recognition, we expect that our revenue will continue to fluctuate in future periods.

The following table summarizes the sources of our revenue for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
	(unaudited)
Novartis:
Recognition of upfront license fee	$—	$564	$—	$53,846
Reimbursement of research and development expenses	—	174	—	16,238
Novartis total	—	738	—	70,084

BMS and Pfizer:
Recognition of research and development services	772	—	3,866	—
BMS and Pfizer total	772	—	3,866	—

Bayer and Janssen:
Recognition of research and development services	1,028	—	3,466	—
Bayer and Janssen total	1,028	—	3,466	—

Lee’s
Recognition of research and development services	78	—	130	—
Lee’s total	78	—	130	—

Daiichi Sankyo:
Recognition of research and development services	888		1013	—
Daiichi Sankyo total	888	—	1013	—

Total collaboration and license revenue	$2,766	$738	$8,475	$70,084

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

The following table summarizes our research and development expenses incurred by product candidate during the three and nine months ended September 30, 2012 and 2013:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Phase of development	2013	2012	2013	2012
		(in thousands)
Product candidate		(unaudited)
Betrixaban	Phase 3	$7,310	$4,652	$30,007	$18,745
Andexanet alfa	Phase 2	8,906	3,386	22,683	11,243
PRT2070	Phase 1/2	1,768	110	3,913	318
PRT2607	Pre-clinical	93	971	(113)	3,256
Elinogrel(1)	Phase 3 ready	13	81	59	182
Other research and development expenses(2)		(1)	755	93	2,259
Total research and development expenses(3)		$18,088	$9,955	$56,642	$36,003

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2013, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our prospectus dated May 21, 2013 filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or Securities Act.

Results of operations

Comparison of the three and nine months ended September 30, 2013 and 2012

Revenue

	Three Months Ended September 30,		Increase / (Decrease)	% Increase / (Decrease)	Nine Months Ended September 30		Increase / (Decrease)	% Increase / (Decrease)
	2013	2012			2013	2012
	(dollars in thousands)
Collaboration and license revenue	$2,766	$738	$2,028	275%	$8,475	$70,084	$(61,610)	(88)%

The increase in collaboration and license revenue during the three months ended September 30, 2013 was due to the increase in collaboration and license revenue with respect to our agreements with BMS and Pfizer, Bayer and Janssen, Lee’s and Daiichi Sankyo, which we entered into in the fourth quarter of 2012, the first quarter of 2013, the first quarter of 2013, and the second quarter of 2013, respectively. This increase in collaboration and license revenue was partially offset by the decrease in revenue recognized from Novartis.  We recognized no revenue from our agreement with Novartis during the three months ended September 30, 2013, compared to revenue of $0.7 million recognized from our agreement with Novartis during the three months ended September 30, 2012 following the termination of our agreement with Novartis effective July 1, 2012.

The decrease in collaboration and license revenue during the nine months ended September 30, 2013 was due to the decrease in collaboration and license revenue from Novartis following the termination of our agreement with Novartis effective July 1, 2012. We recognized no revenue from our agreement with Novartis during the nine months ended September 30, 2013, compared to revenue of $70.1 million recognized from our agreement with Novartis during the nine months ended September 30, 2012. This decrease in collaboration and license revenue was partially offset by revenue recognized during the nine months ended September 30, 2013 with respect to our agreements with BMS and Pfizer of $3.9 million, Bayer and Janssen of $3.5 million, Lee’s of $0.1 million and Daiichi Sankyo of $1.0 million.

Pursuant to our agreement with BMS and Pfizer, we are obligated to provide research and development services and participate on various committees. We originally estimated the period of performance of our obligations to extend through June 2013. In March 2013, we revised our estimated period of performance to be through July 2013, in June 2013 we revised our estimated period of performance to be through September 2013 and in September 2013 we revised our estimated period of performance to be through October 2013. The total consideration under this agreement of $6.0 million was recognized as revenue on a straight-line basis over the estimated performance period through October 2013.

Pursuant to our agreement with Bayer and Janssen, we are obligated to participate on a JCC with Bayer and Janssen to oversee the collaboration activities under the agreement. We originally estimated the period of performance of our obligations to extend through November 2013. In June 2013 we revised our estimated period of performance to be through January 2014 and in September 2013 we revised our estimated period of performance to be through March 2014. The total consideration under this agreement of $5.5 million is being recognized as revenue ratably over the estimated performance period through March 2014.

Pursuant to our agreement with Daiichi Sankyo, we are obligated to perform preclinical proof-of-concept studies and participate on a JCC with Daiichi Sankyo to oversee the collaboration activities under the agreement. The total consideration under this agreement is $6.0 million, of which the total non-contingent consideration of $3.0 million is being recognized as revenue ratably over the estimated performance period through May 2014.

We expect revenue recognized in future periods, until we achieve product commercialization, to be lower than that in 2012 primarily due to no further revenue being recognized in connection with our terminated agreement with Novartis, which may be partially offset by an increase in revenue recognized in connection with any new collaboration agreements.

Research and development expenses

	Three Months Ended September 30,		Increase / (Decrease)	% Increase / (Decrease)	Nine Months Ended September 30		Increase / (Decrease)	% Increase / (Decrease)
	2013	2012			2013	2012
	(dollars in thousands)
Research and development expenses	$18,088	$9,955	$8,133	82%	$56,642	$36,003	$20,639	57%

The increase in research and development expenses during the three months ended September 30, 2013 was primarily due to the following:

•	increased program costs of $2.7 million to advance Betrixaban;

•	increased program costs of $5.4 million to advance Andexanet alfa; and

•	increased program costs of $1.7 million to advance PRT2070.

These increases were partially offset by:

•

decreased net program costs of $0.9 million related to PRT2607, primarily due to reimbursements received from Biogen Idec to fund clinical and manufacturing costs pursuant to the cost-sharing provisions of our agreement with Biogen Idec; and

•	decreased development costs of $0.8 million as we reduced costs for programs that are not related to or in support of our primary programs of development; Betrixaban, Andexanet alfa and PRT2070.

The increase in research and development expenses during the nine months ended September 30, 2013 was primarily due to the following:

•	increased program costs of $11.3 million to advance Betrixaban;

•	increased program costs of $11.4 million to advance Andexanet alfa; and

•	increased program costs of $3.6 million to advance PRT2070.

These increases were partially offset by:

•

decreased net program costs of $3.4 million related to PRT2607, primarily due to reimbursements received from Biogen Idec to fund clinical and manufacturing costs pursuant to the cost-sharing provisions of our agreement with Biogen Idec; and

•	decreased development costs of $2.3 million as we reduced costs for programs that are not related to or in support of our primary programs of development; Betrixaban, Andexanet alfa and PRT2070.

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

General and administrative expenses

	Three Months Ended September 30,		Increase / (Decrease)	% Increase / (Decrease)	Nine Months Ended September 30		Increase / (Decrease)	% Increase / (Decrease)
	2013	2012			2013	2012
	(dollars in thousands)
General and administrative expenses	$3,907	$2,879	$1,028	36%	$10,654	$8,744	$1,911	22%

The increase in general and administrative expenses during the three months ended September 30, 2013 was primarily related to increased headcount related costs including stock based compensation expense resulting from the increased value of the underlying stock options following our IPO in May 2013 of $1.0 million, and increased costs associated with being a public company including directors and officer’s insurance and director fees of $0.2 million, partially offset by lower professional and legal fees to support business development and collaboration arrangements of $0.1 million.

The increase in general and administrative expenses during the nine months ended September 30, 2013 was primarily related to increased headcount related costs including an increase in stock based compensation expense resulting from the increased fair value of new stock options following our IPO in May 2013 of $2.0 million, and increased costs associated with being a public company including directors and officer’s insurance and director fees of $0.3 million, partially offset by lower professional and legal fees to support business development and collaboration arrangements of $0.4 million.

We expect general and administrative expenses to increase in order for us to continue to support the costs of being a public company.

Interest and other income (expense), net

	Three Months Ended September 30,		Increase / (Decrease)	% Increase / (Decrease)	Nine Months Ended September 30		Increase / (Decrease)	% Increase / (Decrease)
	2013	2012			2013	2012
	(dollars in thousands)
Interest and other income (expense), net	$679	$607	$72	12%	$532	$(188)	$720	(382)%

The increase in interest and other income (expense), net during the three months ended September 30, 2013 of $0.1 million is primarily due to foreign currency exchange gains of $0.6 million in the three months ended September 30, 2013, compared to foreign currency exchange gains of $0.5 million in the three months ended September 30, 2012. These gains and losses are primarily related to fluctuations in the Euro compared to the U.S. dollar and unrealized gains and losses related to our foreign currency forward contracts.

The increase in interest and other income (expense), net during the nine months ended September 30, 2013 of $0.7 million is primarily due foreign currency exchange gains of $0.5 million in the nine months ended September 30, 2013, compared to foreign currency exchange losses of $0.2 million in the three months ended September 30, 2012, related to fluctuations in the Euro compared to the U.S. dollar and unrealized gains and losses related to our foreign currency forward contracts.

Liquidity and capital resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through sales of our common stock as part of our IPO, and of our convertible preferred stock and payments from our collaboration partners. Our expenditures are primarily related to research and development activities. We have received additional funding from long-term debt and interest earned on investments. At September 30, 2013, we had available cash, cash equivalents and investments of $218.9 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

On May 28, 2013, we closed our IPO, of 9,686,171 shares of our common stock, which included 1,263,413 shares of common stock issued pursuant to the over-allotment option granted to the underwriters. The public offering price of the shares sold in the offering was $14.50 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-187901), which was declared effective by the SEC on May 21, 2013. The total proceeds from the offering to us, net of underwriting discounts and commissions of approximately $9.4 million, were approximately $131.0 million. After deducting offering expenses payable by us of approximately $5.1 million, our net proceeds were approximately $125.8 million. As of September 30, 2013, no accrued offering costs remained unpaid. Upon the closing of the IPO, 24,026,797 shares of convertible preferred stock then outstanding automatically converted into 24,026,797 shares of our common stock.

On October 22, 2013, we closed a follow-on public offering of 6,366,513 shares of our common stock, which included 4,457,710 shares issued and sold by us and 1,908,803 shares of common stock sold by certain existing stockholders of Portola. The public offering price of the shares sold in the offering was $23.75 per share. In addition, the underwriters of the offering have been granted a 30-day option to purchase up to an additional 954,976 shares from us at the public offering price. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-191609), which was declared effective by the SEC on October 16, 2013. The total proceeds from the offering to us, net of underwriting discounts and commissions of approximately $6.4 million and excluding the underwriters’ option, were approximately $99.5 million. After deducting estimated offering expenses payable by us of approximately $0.8 million, our net proceeds are estimated to be approximately $98.8 million.

In February 2009, July 2009, November 2011, December 2012, February 2013, March 2013 and April 2013, in connection with our agreements with Novartis, Merck and Biogen Idec, BMS and Pfizer, Bayer and Janssen, and Lee’s we received payments of $75.0 million, $50.0 million, $36.0 million, $6.0 million, $5.0 million, and $0.7 million, respectively, as initial upfront payments and a milestone payment of $2.0 million from BMS and Pfizer. These payments are reflected as deferred revenue and included within cash used in operating activities. In addition, in July 2013, we received $6.0 million pursuant to our agreement with Daiichi Sankyo, of which $3.0 million was recorded as receivables from collaborations and deferred revenue at September 30, 2013. In addition, in November 2011, we received proceeds of $98.0 million from the sale of our convertible preferred stock.

The following table summarizes our cash flows for the periods indicated:

	Nine Months ended September 30,
	2013	2012
	(in thousands)
Cash used in operating activities	$(42,906)	$(44,324)
Cash used in investing activities	(78,520)	(72,031)
Cash provided by financing activities	126,523	292
Net increase (decrease) in cash	$58,710	$54,350

Cash used in operating activities

Cash used in operating activities was $42.9. million for the nine months ended September 30, 2013 reflecting a net loss of $58.2 million, which was decreased by non-cash charges of $3.5 million for stock-based compensation, $1.5 million for amortization of premium on investments and $1.0 million for depreciation and amortization. Cash used in operating activities also reflected an increase in net operating assets of $9.4 million primarily due to increases in accounts payable and accrued and other liabilities of $6.6 million related to higher clinical study and related costs as we continue to increase our research and development activities, an increase in deferred revenue of $3.2 million due to an increase in deferred revenue of $5.0 million related to the upfront payments received from Bayer and Janssen, $6.0 million related to the upfront payments received from Daiichi Sankyo and $0.7 million related to the upfront payments received from Lee’s in the nine months ended September 30, 2013, partially offset by the recognition of collaboration revenue earned of $8.5 million from our collaboration agreements. Cash used in operating activities also reflected a decrease in prepaid expenses and other current assets of $0.5 million primarily reflecting payment and classification of deferred offering costs of $1.6 million and recognition of clinical trial upfront fees upon contract execution of $0.8 million partially offset by higher prepaid premiums for corporate director’s and officer’s insurance of $0.4 million following the renewal of our corporate insurance program and placement of our public company policies, interest receivable on our investment portfolio of $0.4 million, unrealized gains on our foreign currency forward contracts of $0.2 million and prepaid rent of $0.2 million in the nine months ended September 30, 2013. Also reflected in cash used in operating activities is a decrease in receivables from collaborations of $0.4 million due to the receipt of research and development expenses reimbursable from Biogen Idec pursuant to our agreement with Biogen Idec.

Cash used in operating activities was $44.3 million for the nine months ended September 30, 2012 reflecting net income of $25.1 million, which was increased by non-cash charges of $2.0 million for stock-based compensation, $1.1 million for depreciation and amortization and $1.0 million for amortization of premium on investments, unrealized losses on foreign currency forward contracts of $0.5 million and decreased by $0.1 million for revaluation of preferred stock warrant liabilities. Cash used in operating activities also reflected a decrease in net operating assets of $73.9 million primarily due to a decrease in deferred revenue of $69.5 million following the termination of our agreement with Novartis effective July 1, 2012, the decrease in receivables from collaborations of $2.3 million due to payments related to research and development expenses reimbursable from Biogen Idec pursuant to our agreements with Biogen Idec a decrease in accrued compensation and employee benefits of $0.9 million due to 2011 bonuses that were paid in the nine months ended September 30, 2012, and a decrease in prepaid expenses and other current assets of $2.2 million primarily for clinical study costs expensed which were paid in advance to our CRO and prepaid clinical study insurance. Also reflected in cash used in operating activities is an increase in accounts payable and accrued and other liabilities of $2.0 million related to higher clinical study and related costs as we continue to increase our research and development activities.

Cash used in investing activities

Cash used in investing activities of $78.5 million for the nine months ended September 30, 2013 was primarily related to purchases of investments of $152.8 million and capital equipment purchases of $0.6 million, partially offset by proceeds from sales of investments of $6.6 million and proceeds from maturities of investments of $68.2 million.

Cash used in investing activities of $72.0 million for the nine months ended September 30, 2012 was primarily related to capital equipment purchases of $0.4 million and purchases of investments of $133.1 million, partially offset by proceeds from sales of investments of $42.8 million and proceeds from maturities of investments of $18.6 million.

Cash provided by financing activities

Cash provided by financing activities of $126.5 million for the nine months ended September 30, 2013, was primarily related to proceeds from our IPO, net of underwriting discounts and commissions of $131.0 million, partially offset by payments of deferred offering costs of $5.0 million and proceeds from the exercise of stock options of $0.5 million.

Cash provided by financing activities of $0.3 million for the nine months ended September 30, 2012, was related to proceeds from the exercise of stock options.

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

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2013, we had cash, cash equivalents and investments of $218.9 million consisting of cash and liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development and manufacturing activities with vendors in Europe. Beginning in 2012, we have utilized foreign currency forward contracts to mitigate our exposure to foreign currency gains and losses. We made payments in the aggregate amount of €6.7 million to our European vendors during the nine months ended September 30, 2013. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros. For the nine months ended September 30, 2013, the effect of the exposure to these fluctuations in foreign exchange rates was not material. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency forward contracts would have increased unrealized gain by $1.6 million or decreased unrealized gain by $6.0 million, respectively, at September 30, 2013. We hedge our foreign currency exposures but we have not used derivative financial instruments for speculation or trading purposes.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

Although we reported net income for the years ended December 31, 2012 and December 31, 2011, we have incurred significant losses prior to 2011 and for the nine months ended September 30, 2013 and expect to incur substantial and increasing losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. Although we reported net income for the years ended December 31, 2012 and December 31, 2011, this was primarily due to the recognition of all remaining deferred revenue following the termination of two of our collaboration agreements. We have incurred significant operating losses prior to 2011 and for the nine months ended September 30, 2013 and expect to incur substantial and increasing losses for the foreseeable future. As of September 30, 2013, we had an accumulated deficit of $260.5 million.

To date, we have financed our operations primarily through private placements of our convertible preferred stock, sale of our common stock in our initial public offering and follow-on offering, collaborations and, to a lesser extent, government grants, equipment leases, venture debt and with the benefit of tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidates. We anticipate that our expenses will increase substantially as we:

•	initiate or continue clinical studies of our three most advanced product candidates;

•	continue the research and development of our product candidates;

•	seek to discover or in-license additional product candidates;

•	seek regulatory approvals for our product candidates that successfully complete clinical studies;

•

establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize products for which we may obtain regulatory approval, including process improvements in order to manufacture Andexanet alfa, formerly PRT4445, at commercial scale; and

•

enhance operational, financial and information management systems and hire more personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercialization efforts.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenue. Accordingly, our revenue will depend on development funding and the achievement of development and clinical milestones under our existing collaboration arrangements, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. For example, in the year ended December 31, 2011, we recognized all remaining deferred revenue of approximately $8.3 million following the termination of our exclusive worldwide license and collaboration agreement with Merck & Co., Inc., or Merck, and in the year ended December 31, 2012, we recognized all remaining deferred revenue of approximately $65.1 million following the termination of our worldwide license agreement with Novartis Pharma A.G., or Novartis. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

•

the cost of manufacturing our product candidates, which may vary depending on United States Food and Drug Administration, or FDA, guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;

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

•	the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future drugs that compete with our product candidates; and

•	the changing and volatile global economic environment.

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

We are advancing multiple product candidates through the research and clinical development process. The completion of the development and the potential commercialization of our product candidates, should they receive approval, will require substantial funds. As of September 30, 2013, we had approximately $218.9 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	the rate of progress and cost of our clinical studies;

•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;

•	the costs of commercialization activities if any of our product candidates is approved, including product sales, marketing, manufacturing and distribution;

•	the degree and rate of market acceptance of any products launched by us or future partners;

•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and

•	the emergence of competing technologies or other adverse market developments.

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

Risks related to the development and commercialization of our product candidates

Our success depends heavily on the approval and successful commercialization of our lead product candidates, Betrixaban and Andexanet alfa along with PRT2070 and our selective Syk inhibitor program. Clinical studies of these product candidates may not be successful. If we are unable to commercialize one or more of our product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

Similarly, the favorable results from our first Phase 2 proof-of concept study of Andexanet alfa, evaluating the effect of Andexanet alfa in healthy volunteers taking apixaban, may not be predictive of success in our other Phase 2 proof-of-concept studies or other later studies. We do not yet know how the results from our Phase 1 studies of Andexanet alfa or our Phase 2 study in healthy volunteers taking Andexanet alfa will translate into clinical outcomes in our intended target population of patients treated with a Factor Xa inhibitor who suffer an uncontrolled bleeding episode or undergo emergency surgery. Moreover, the results from our study to date of Andexanet alfa may not address the effect of repeat doses or allow a determination of the optimal therapeutic dose of Andexanet alfa for our intended target patient population.

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

For example, our APEX study is expected to enroll approximately 6,850 patients at approximately 400 study sites throughout the world. We have never previously conducted a study of this magnitude and can provide no assurance that we will be able to enroll patients at a sufficient pace to complete the study within our projected time frame. The first patient was enrolled in APEX in March 2012, and, based on current enrollment, we expect the study to be completed by mid-2015. Completing the study by that date will require us to continue to activate new clinical study sites and to enroll patients at forecasted rates at both new and existing clinical study sites. Our forecasts regarding the rates of clinical site activation and patient enrollment at those sites are based on a number of assumptions including assumptions based on past experience with our APEX study. However, there can be no assurance that those forecasts will be accurate or that we will complete our APEX study by the currently anticipated date. During the initial months of the APEX study, the number of clinical sites activated and the number of patients enrolled at each clinical site per month was lower than we had anticipated and, as a result, we made a number of adjustments to the clinical study plan, including increasing the number of clinical study sites. We can provide no assurance that those adjustments will be sufficient to enable us to complete the APEX study within our anticipated time frame. If we experience delays in enrollment, our ability to complete our APEX study could be materially adversely affected.

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

We anticipate seeking regulatory approval of Andexanet alfa in the United States through an accelerated approval process, and if the FDA does not determine that such a process is available for Andexanet alfa, then the development or commercialization of Andexanet alfa could be delayed or abandoned.

We currently plan to seek FDA approval of Andexanet alfa through an accelerated approval process, such as “Accelerated Approval,” which is a process allowing drugs that treat serious diseases for which there is an unmet medical need to be approved on a shortened timetable based on use of a surrogate endpoint in clinical studies or with restrictions to promote safe use. However, we have not reached agreement with the FDA on a development plan for Andexanet alfa under accelerated approval or any other expedited process. If the FDA does not allow us to pursue an accelerated approval process for Andexanet alfa or determines that a study based on a surrogate endpoint will not be acceptable, the time and expense associated with developing Andexanet alfa would be significantly greater than we currently anticipate, and we might be required to enter into a partnership in order to develop Andexanet alfa or delay or abandon development of Andexanet alfa. Even if we are able to pursue an accelerated approval process, the FDA may subsequently determine that the studies conducted by us were insufficient to support approval or require us to conduct extensive post-approval studies. If the FDA determines that a randomized, placebo-controlled study demonstrating superior efficacy of Andexanet alfa in Factor Xa inhibitor treated patients experiencing a severe bleeding event is required for approval of Andexanet alfa, it may not be feasible to conduct such a trial or may take many years to complete at substantially greater cost.

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

While there are no therapies approved specifically as antidotes for Factor Xa inhibitors, Andexanet alfa, if approved, may compete with other currently approved treatments designed to enhance coagulation, such as fresh frozen plasma, prothrombin complex concentrates, recombinant Factor VIIa or whole blood. Although there is no clinical evidence supporting the use of such treatments in patients taking Factor Xa inhibitors, physicians may choose to use them because of familiarity, cost or other reasons. In addition, we are aware that several companies have conducted preclinical research on compounds intended to be antidotes for Factor Xa inhibitors and that at least one company has initiated a Phase 1 clinical trial of an antidote.

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

We currently rely on a single source supplier for each of our product candidates. For example, we rely on Hovione Inter Limited to produce the active pharmaceutical ingredient for Betrixaban for our APEX study, and we have recently engaged Lonza Group Ltd., or Lonza, to be the sole manufacturer of Andexanet alfa. Our current agreements with our suppliers do not provide for the entire supply of the drug product necessary for all anticipated clinical studies or for full scale commercialization. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug product necessary for our clinical and commercial supply needs, or if any single source supplier terminates the agreement in response to a breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture the product candidate until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, our product candidates. One of our leading product candidates, Andexanet alfa, is a biologic and therefore requires a complex production process. We have transferred production of Andexanet alfa to a new manufacturer, Lonza, and are also engaging a new sole-source vendor to perform lyophilization and packaging.  In connection with the transfer of production, we intend to make certain changes to the manufacturing process in order to increase its scale and efficiency. There can be no assurance that will be able to successfully implement these transitions or implement the proposed improvements to the manufacturing process.  In particular, in order to obtain FDA approval of material produced by a new vendor or using a new process, we will need to demonstrate that such material is comparable to the material we previously used.  Demonstrating comparability can require significant pre-clinical and clinical studies.  If we are not able to demonstrate comparability, then the material would be considered a new biological entity and a full BLA submission would be required for approval, resulting in additional time and expense.  If we are not able to implement the proposed transitions in a timely manner, or establish comparability of the new material, or obtain the anticipated improvements in efficiency, our business, results of operations and growth prospects would be materially adversely affected.

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

We have entered into a collaboration agreement with each of Lee’s, BMS and Pfizer, Bayer and Janssen, Daiichi Sankyo, Biogen Idec and Aciex with respect to our product candidates. These collaborations may place the development of these product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us, and if our collaborations are not successful, these product candidates may not reach their full market potential.

In January 2013, we entered into a clinical collaboration agreement with Lee’s Pharmaceutical (HK) Ltd, or Lee’s, to jointly expand our Phase 3 APEX study of Betrixaban into China with an exclusive option for Lee’s to negotiate for the exclusive commercial rights to Betrixaban in China. In October 2012, we entered into a three-way agreement with Bristol-Myers Squibb Company, or BMS, and Pfizer Inc., or Pfizer, to include subjects dosed with apixaban, their jointly owned Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. In February 2013, we entered into a three-way agreement with Bayer and Janssen to include subjects dosed with rivaroxaban, their Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. In June 2013, we entered into an agreement with Daiichi Sankyo, Inc., or Daiichi Sankyo, to include subjects dosed with edoxaban, their Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa.  In February 2013, we entered into a license and collaboration agreement with Aciex Therapeutics, Inc., or Aciex, pursuant to which we granted Aciex an exclusive license to co-develop and co-commercialize PRT2070 and certain related compounds for nonsystemic indications, such as the treatment and prevention of ophthalmological diseases by topical administration and allergic rhinitis by intranasal administration.

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

As of September 30, 2013, we had 58 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Prior to the completion of our initial public offering in May 2013, we were not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or Securities Exchange Act, or the other rules and regulations of the Securities and Exchange Commission, or SEC, or any securities exchange relating to public companies. With the assistance of our legal, independent accounting and financial advisors we have identified those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. Making those changes has resulted, and will continue to result in our incurring significant expenses. In addition, compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. There can be no assurance that the changes we have made and will make will be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) December 31, 2018, (2) the last day of the fiscal year (a)  in which we have total annual gross revenue of at least $1.0 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unresolved. In recent years patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. On March 16, 2013, under the recently enacted America Invents Act, the United States moved to a first to file system. The effects of these changes are currently unclear as the United States Patent and Trademark Office, or USPTO, must still implement various regulations, the courts have yet to address any of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. We may become involved in opposition or interference proceedings challenging our patent rights or the patent rights of others, and the outcome of any proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States until we receive approval of an NDA or a BLA, from the FDA. Neither we nor our collaboration partners have submitted an application or received marketing approval for any of our product candidates. Obtaining approval of an NDA or BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, was enacted in 2010. The PPACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The PPACA, among other things:

•	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” effective 2011;

•	increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%, effective 2011;

•	could result in the imposition of injunctions;

•	requires collection of rebates for drugs paid by Medicaid managed care organizations;

•

requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D,; and

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare reductions went into effect.

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

Our stock price has fluctuated in the past and may be volatile in the future. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experiences losses on their investment in our stock. The market price for our common stock may be influenced by many factors, including the following:

•	the success of competitive products or technologies;

•	results of clinical studies of our product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;

•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional products or product candidates;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	developments concerning our ability to bring our manufacturing processes to scale in a cost-effective manner;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	trading volume of our common stock;

•	sales of our common stock by us or our stockholders;

•	general economic, industry and market conditions; and

•	the other risks described in this “Risk factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2013, we had outstanding 35,229,352 shares of common stock. 26,985,598 of these shares are currently restricted as a result of securities laws or lock-up agreements Moreover, holders of an aggregate of up to 24,107,872 shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own shares representing approximately 30% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We are incurring significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a newly public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, and rules of the SEC and those of The NASDAQ Stock Market, or the NASDAQ, have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

An active trading market for our common stock may not be maintained

Our stock is currently traded on the NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market for our shares on the NASDAQ or any other exchange in the future. If an active market for our common stock is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all.

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

Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.8 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $34.1 million as of September 30, 2013, based on the closing price of our common stock of $26.75 on such date in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2013, we granted options in unregistered transactions to purchase an aggregate of 785,201 shares of common stock at a weighted average exercise price of $16.97 per share to our employees. During such period, options were exercised in unregistered transactions to purchase 129,787 shares for cash consideration in the aggregate amount of $0.2 million. The sales of the above securities were exempt from registration under Rule 701 promulgated under the Securities Act of 1933, as amended, or the Securities Act, as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation. Shares of common stock to be issued pursuant to awards (including options) under our equity incentive plans were registered on a Registration Statement on Form S-8, filed with the SEC on May 31, 2013

Use of Proceeds

On May 21, 2013, our registration statement on Form S-1 (File No. 333-187901) was declared effective for our initial public offering. As a result of our initial public offering and the exercise of the overallotment option, both of which closed on May 28, 2013, we received net proceeds of approximately $131.0 million, after underwriting discounts and commissions of approximately $9.4 million. In addition, we incurred other expenses associated with our initial public offering of approximately $5.2 million.

On October 16, 2013, our registration statement on Form S-1 (File No. 333-191609) was declared effective for our follow-on public offering. As a result of our follow-on public offering which closed on October 22, 2013, we received net proceeds of approximately $99.5 million, after underwriting discounts and commissions of approximately $6.4 million. We did not receive any proceeds from the sale of common stock by certain of our existing stockholders in the follow-on public offering. We estimate the expenses associated with our follow-on public offering to be approximately $0.8 million.

The net proceeds from the offerings described above were to be used and will be used, together with our cash, cash equivalents and investments, to fund continued advancement of our Betrixaban, Andexanet alfa and PRT2070 programs, anticipated to be approximately $255.0 million, with the balance to be used to fund working capital, capital expenditures and other general corporate purposes, which may include the acquisition or licensing of other products, businesses or technologies.

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated May 22, 2013, filed with the SEC pursuant to Rule 424(b) of the Securities Act or the planned use of proceeds from our public offering as described in our prospectus dated October 17, 2013, filed with the SEC pursuant to Rule 424(b) of the Securities Act.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report:

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.3	Third Amended and Restated Investor Rights Agreement, dated as of November 11, 2011, by and among the registrant and certain of its stockholders.	S-1	333-187901	10.6	4/12/2013

4.4	Warrant to Purchase Shares of Series A Preferred Stock by and between the registrant and General Electric Capital Corporation, dated January 21, 2005.

4.5	Warrant to Purchase Shares of Series B Preferred Stock by and between the registrant and Hercules Technology Growth Capital, Inc., dated September 29, 2006.

4.6	Warrant to Purchase Shares of Series B Preferred Stock by and between the registrant and Comerica Incorporated, dated September 29, 2006.

4.7

Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006.

4.8	Warrant to Purchase Shares of Common Stock by and between the registrant and HCP Life Science Assets TRS, LLC, dated December 15, 2006.

4.9	Warrant to Purchase Shares of Common Stock by and between the registrant and Bristow Investments, L.P., dated December 15, 2006.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema Document(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

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

PORTOLA PHARMACEUTICALS, INC.
November 6, 2013	By:	/s/ William Lis
William Lis
Chief Executive Officer

November 6, 2013	By:	/s/ Mardi C. Dier
Mardi C. Dier
Chief Financial Officer

EXHIBIT INDEX

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.3	Third Amended and Restated Investor Rights Agreement, dated as of November 11, 2011, by and among the registrant and certain of its stockholders.	S-1	333-187901	10.6	4/12/2013

4.4	Warrant to Purchase Shares of Series A Preferred Stock by and between the registrant and General Electric Capital Corporation, dated September 26, 2006.

4.5	Warrant to Purchase Shares of Series B Preferred Stock by and between the registrant and Hercules Technology Growth Capital, Inc., dated September 26, 2006.

4.6	Warrant to Purchase Shares of Series B Preferred Stock by and between the registrant and Comerica Incorporated, dated September 26, 2006.

4.7

Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006.

4.8	Warrant to Purchase Shares of Common Stock by and between the registrant and HCP Life Science Assets TRS, LLC, dated December 15, 2006.

4.9	Warrant to Purchase Shares of Common Stock by and between the registrant and Bristow Investments, L.P., dated December 15, 2006.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema Document(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

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