Form 10-Q
period 2014-03-31
PORTOLA PHARMACEUTICALS INC
filed 2014-05-13
CIK 1269021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 41,121,291.

PORTOLA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PORTOLA PHARMACEUTICALS, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,001	$117,773
Short-term investments	198,433	150,892
Receivables from collaborations	6,664	309
Prepaid expenses and other current assets	5,168	3,733
Total current assets	273,266	272,707
Property and equipment, net	2,670	2,600
Long-term investments	44,269	50,371
Other assets	34	53
Total assets	$320,239	$325,731

Liabilities, preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$7,380	$3,232
Accrued compensation and employee benefits	1,649	2,569
Accrued and other liabilities	14,990	17,796
Deferred revenue, current portion	8,779	1,958
Total current liabilities	32,798	25,555
Deferred revenue, long-term	17,060	3,253
Other long-term liabilities	1,189	588
Total liabilities	51,047	29,396

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at March 31, 2014 and December 31, 2013; 0 shares issued and outstanding at March 31, 2014 and December 31, 2013	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized at March 31, 2014 and December 31, 2013; 41,120,789 and 40,915,130 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	41	41
Additional paid-in capital	585,522	581,911
Accumulated deficit	(316,398)	(285,672)
Accumulated other comprehensive income	27	55
Total stockholders’ equity	269,192	296,335
Total liabilities and stockholders’ equity	$320,239	$325,731

See accompanying notes.

PORTOLA PHARMACEUTICALS, INC.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2014	2013
Collaboration and license revenue	$2,372	$3,108
Operating expenses:
Research and development	28,155	17,722
General and administrative	5,241	3,039
Total operating expenses	33,396	20,761
Loss from operations	(31,024)	(17,653)
Interest and other income (expense), net	298	(489)
Net loss	$(30,726)	$(18,142)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.75)	$(12.94)
Shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	41,001,623	1,401,677

See accompanying notes.

PORTOLA PHARMACEUTICALS, INC.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(30,726)	$(18,142)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(28)	(13)
Total comprehensive loss	$(30,754)	$(18,155)

See accompanying notes.

PORTOLA PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(30,726)	$(18,142)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	358	336
Amortization of premium on investment securities	944	445
Stock-based compensation expense	2,302	713
Revaluation of convertible preferred stock warrant liability	-	(35)
Unrealized (gain) loss on foreign currency forward contracts	(17)	534
Changes in operating assets and liabilities:
Receivables from collaborations	145	(296)
Prepaid expenses and other current assets	(1,418)	417
Other assets	19	(971)
Accounts payable	4,115	2,068
Accrued compensation and employee benefits	(882)	(791)
Accrued and other liabilities	(2,806)	1,879
Deferred revenue	14,128	1,892
Other long-term liabilities	601	(209)
Net cash used in operating activities	(13,237)	(12,160)

Investing activities
Purchases of property and equipment	(395)	(293)
Purchases of investments	(76,555)	(11,867)
Proceeds from sales of investments	3,000	2,500
Proceeds from maturities of investments	31,145	26,009
Net cash (used in) provided by investing activities	(42,805)	16,349

Financing activities
Proceeds from issuance of common stock, including early exercise of stock options	1,270	164
Net cash provided by financing activities	1,270	164

Net (decrease) increase in cash and cash equivalents	(54,772)	4,353
Cash and cash equivalents at beginning of year	117,773	53,613
Cash and cash equivalents at end of year	$63,001	$57,966

See accompanying notes.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

1. Organization

Portola Pharmaceuticals, Inc. (the “Company” or “we” or “our” or “us”) is a biopharmaceutical company focused on the development and commercialization of product candidates in the fields of thrombosis and other hematologic diseases. We were incorporated in September 2003 in Delaware. Our headquarters and operations are located in South San Francisco, California and we operate in one segment.

Our two lead programs address unmet medical needs in the area of thrombosis, or blood clots, for patients who currently have limited or no approved treatment options. Our lead compound, Betrixaban, is a novel oral once-daily inhibitor of Factor Xa in Phase 3 development for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, in acute medically ill patients. Our second lead development candidate, Andexanet alfa, is a recombinant protein designed to reverse the anticoagulant activity in patients treated with a Factor Xa inhibitor who suffer a major bleeding episode or undergo emergency surgery. Our third product candidate Cerdulatinib, formerly PRT2070, is an orally available kinase inhibitor being developed for hematologic, or blood, cancers and inflammatory disorders. We also have a program for other selective Syk inhibitors, which is being developed in partnership with Biogen Idec, Inc.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The condensed balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed March 3, 2014 with the SEC.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

income (expense), net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest and other income (expense), net.

Customer Concentration

Customers whose collaborative research and development revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended March 31,
	2014	2013
Bristol-Myers Squibb Company and Pfizer Inc.	19%	64%
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	38%	36%
Daiichi Sankyo, Inc	40%	—

Revenue Recognition

We generate revenue from collaboration and license agreements for the development and commercialization of our products. Collaboration and license agreements may include non-refundable or partially refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. Our performance obligations under our collaborations include the transfer of intellectual property rights (licenses), obligations to provide research and development services and related materials, obligations to manufacture and supply of Andexanet alfa and obligations to participate on certain development and/or commercialization committees with the collaborators.

Payments that are contingent upon achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. Milestones are defined as an event that can only be achieved based on our performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones subject to this guidance. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Payments contingent upon achievement of events that are not considered substantive milestones are allocated to the respective arrangements unit of accounting when received and recognized as revenue based on the revenue recognition policy for that unit of accounting.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is calculated in conformity with the two-class method required for companies with participating securities. Under the two-class method, in periods when we have net income, basic net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock noncumulative dividends, between the common stock and the convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. In periods when we have incurred a net loss, convertible preferred stock, options and warrants to purchase common stock and convertible preferred stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

3. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amounts of certain of our financial instruments, including cash and cash equivalents, investments, receivables from collaborators, prepaid expenses and other current assets and accounts payable, approximate their fair value due to their short term nature. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2, and Level 3, that was measured on a recurring basis (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$25,344	$—	$—	$25,344
Corporate notes and commercial paper	—	176,478	—	176,478
U.S. government agency securities	—	78,031	—	78,031
Foreign currency forward contracts	—	245	—	245
Total financial assets	$25,344	$254,754	$—	$280,098

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$57,296	$—	$—	$57,296
Corporate notes and commercial paper	—	182,472	—	182,472
U.S. government agency securities	—	75,289	—	75,289
Foreign currency forward contracts	—	372	—	372
Total financial assets	$57,296	$258,133	$—	$315,429

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

We estimate the fair values of our corporate notes and commercial paper and U.S government agency securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

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

4. Financial Instruments

Cash equivalents, and investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	March 31, 2014				December 31, 2013
				Estimated				Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Money market funds	$25,344	$—	$—	$25,344	$57,296	$—	$—	$57,296
Corporate notes and commercial paper	176,466	54	(42)	176,478	182,426	62	(16)	182,472
U.S. government agency securities	78,016	29	(14)	78,031	75,278	23	(12)	75,289
	$279,826	$83	$(56)	$279,853	$315,000	$85	$(28)	$315,057
Classified as:
Cash equivalents				$37,151				$113,794
Short-term investments				198,433				150,892
Long-term investments				44,269				50,371
Total cash equivalents and investments				$279,853				$315,057

At March 31, 2014 and December 31, 2013, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

5. Derivative Instruments

We are exposed to foreign currency exchange rates related to our business operations. To reduce our risks related to these exposures, we utilize certain derivative instruments, namely foreign currency forward contracts. We do not use derivatives for speculative trading purposes.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

We enter into foreign currency forward contracts, none of which are designated as hedging transactions for accounting purposes, to reduce our exposure to foreign currency fluctuations of certain liabilities denominated in foreign currencies. These exposures are hedged on a quarterly basis. As of March 31, 2014 and December 31, 2013, we had foreign currency forward contracts with notional amounts of €4.9 million ($6.7 million based on the exchange rate as of March 31, 2014) and €7.7 million ($10.6 million based on the exchange rate as of December 31, 2013), respectively, that were not designated as hedges. As of March 31, 2014 and December 31, 2013, we recorded a derivative asset within prepaid expenses and other current assets of $245,000 and $372,000, respectively, related to these foreign currency forward contracts.

We recorded an unrealized gain of $17,000 and an unrealized loss of $534,000 in interest and other income (expense), net on our condensed statements of operations related to these foreign currency forward contracts for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, the Company settled foreign currency forward contracts and recognized a realized loss of $143,000 and $10,000, respectively, in interest and other income (expense), net.

Our derivative financial instruments present certain market and counterparty risks. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and, as a result, varies over time.

6. Balance Sheet Components

Accrued and other liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Research and development related	$14,136	$16,110
Legal and accounting fees	482	462
Deferred rent	67	879
Other	305	345
Total accrued liabilities	$14,990	$17,796

7. Collaboration and License Agreements

Summary of Collaboration Related Revenue

We have recognized revenue from our collaboration and license agreements as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Bayer and Janssen	$913	$1,120
BMS and Pfizer	442	1,988
Daiichi Sankyo	955	—
Lee's Pharmaceutical	62	—
Total collaboration and license revenue	$2,372	$3,108

Biogen Idec, Inc. (“Biogen Idec”)

In October 2011, we entered into an exclusive, worldwide license and collaboration agreement with Biogen Idec, under which Portola and Biogen Idec were to jointly develop and commercialize selective, novel oral Syk inhibitors for the treatment of autoimmune and inflammatory diseases.

In November 2012, we elected to exercise our option to convert the agreement to a fully out-licensed agreement. After election, we relinquished our right to share profits from sales of products related to  selective Syk inhibitors, but are entitled to receive royalties

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

from sales of these products by Biogen Idec. Following exercise of the option, we are no longer obligated to fund the program under the agreement. The out-licensed agreement now provides for future payments to us of up to approximately $370.0 million based on the occurrence of certain development and regulatory events. As all contingent consideration payments are based solely on the performance of Biogen Idec, the milestone method of accounting will not be applied to such amounts. Biogen Idec has elected to assume all future development work for Syk inhibitors, including the major indications, such as allergic asthma. This agreement will continue until either party terminates the agreement or until the expiration of Biogen Idec’s royalty obligations under the agreement. Biogen Idec may terminate the agreement without cause upon 120 days’ notice. In such event, we would regain all development rights and Biogen Idec would have no further payment obligations pursuant to the agreement.

In April 2014, we entered into an amendment to the Biogen Idec license and collaboration agreement under which Biogen Idec released to us one of the Syk kinase inhibitors for use in topical ophthalmic indications. Per the terms of the amendment, the Company will be required to pay $15.0 million upon the completion of certain commercial milestones and pay royalties on sales of products approved for these Sky kinase inhibitors. There was no accounting effect resulting from this amendment.

During the three months ended March 31, 2014 and 2013, we recorded a reduction in research and development expense of $70,000 and $330,000, respectively, owed by Biogen Idec to us under the cost-sharing terms of the agreement.

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

During the three months ended March 31, 2014 and 2013, we recognized $0 and $2.0 million in collaboration revenue under this agreement, respectively. The deferred revenue balance as of March 31, 2014 was $0.

In January 2014, we entered into a three-way agreement with BMS and Pfizer to study the safety and efficacy of Andexanet alfa as a reversal agent to apixaban in our Phase 3 studies. We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with BMS and Pfizer we are obligated to provide research, development and regulatory approval services and participate in the Joint Collaboration Committee (“JCC”) in exchange for an upfront fee of $13.0 million and up to $12.0 million of contingent payments due upon achievement of certain development and regulatory events. All consideration received and to be earned under this agreement is subject to a 50% refund contingent upon certain regulatory and/or clinical events.

We concluded the January 2014 and October 2012 contracts should be accounted for as standalone agreements. We identified the following non-cancellable performance deliverables under the January 2014 agreement: 1) the obligation to provide research and development services, which includes manufacturing and supplying Andexanet alfa and providing various reports, and 2) the obligation to provide regulatory approval services, and 3) the obligation to participate on the JCC. We considered the provisions of the multiple-elements arrangement guidance in determining how to recognize the total agreement consideration. We determined that none of the deliverables have standalone value and all of these obligations will be delivered throughout the estimated period of performance and therefore are accounted for as a single unit of accounting. The non-contingent upfront consideration under this agreement of $6.5 million has been allocated to the single unit of accounting and is being recognized on a straight-line basis over the estimated period of performance through the first quarter of 2017. The contingent upfront consideration of $6.5 million will be recognized if and when the refundable nature of these amounts lapses based upon the achievement of specified regulatory and/or clinical events.

The contingent milestone payments under the January 2014 agreement are not considered substantive because a portion may be refunded upon certain events. The non-contingent portion of the milestone payment will be recognized as collaboration revenue on a straight-line basis over the estimated period of performance through the first quarter of 2017. The contingent portion of the milestone payments will be recognized if and when the refundable nature of these amounts lapses based upon the achievement of specified regulatory and/or clinical events. None of these milestones had been earned or received at March 31, 2014.

During the three months ended March 31, 2014 we recognized $442,000 in collaboration revenue. The deferred revenue balance as of March 31, 2014 was $12.6 million.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

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

During the three months ended March 31, 2014 and 2013, we recognized $62,000 and $0 of collaboration revenue under this agreement, respectively. The deferred revenue balance as of March 31, 2014 was $444,000.

Aciex Therapeutics, Inc. (“Aciex”)

In February 2013, we entered into a license and collaboration agreement with Aciex pursuant to which we granted Aciex an exclusive license to co-develop and co-commercialize Cerdulatinib (PRT2070) and certain related compounds for nonsystemic indications, such as the treatment and prevention of ophthalmological diseases by topical administration and allergic rhinitis by intranasal administration. In April 2014, this agreement was amended to release all rights for Cerdulatinib to Portola.  The collaboration is now focused on development of other related compounds for topical ophthalmic indications. Under the terms of this risk and cost sharing agreement, Portola and Aciex will each incur and report their own internal research and development costs. Further, third-party related development costs will be shared by Aciex and us 60% and 40%, respectively, until the end of the Phase 2 clinical study, and then equally afterwards. Also, we are entitled to receive either one-half of the profits, if any, generated by future sales of the products developed under the agreement, or royalty payments. Aciex has the primary responsibility for conducting the research and development activities under this agreement. We are obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. We can opt out of our obligation to share in the development costs at various points in time, the timing of which impacts future royalties we may receive based on product sales made by Aciex. All net costs we incur in connection with this agreement will be recognized as research and development expenses. During the three months ended March 31, 2014 and 2013 no such costs have been incurred related to this agreement.

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

We identified the following performance deliverables under the agreement: 1) the obligation to provide research and development services, which includes supplying Andexanet alfa and providing a final written report, and 2) the obligation to participate on a JCC. We considered the provisions of the multiple-element arrangement guidance in determining how to recognize the revenue associated with these two deliverables. We have accounted for the research and development services and our participation on the JCC as a single unit of accounting as neither deliverable has standalone value and both obligations will be delivered throughout the estimated period of performance. We originally estimated the period of performance to be through the fourth quarter of 2013. During 2013, we added more cohorts than originally planned as part of the original study design at the inception of our agreement and therefore adjusted our period of performance to be through the fourth quarter of 2014. The total consideration under this agreement is being recognized on a straight-line basis over the estimated performance period through the fourth quarter of 2014.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

During the three months ended March 31, 2014 and 2013, we recognized $401,000 and $1.1 million in collaboration revenue under this agreement, respectively. The deferred revenue balance as of March 31, 2014 was $722,000.

In January 2014, we entered into a three-way agreement with Bayer and Janssen to study the safety and efficacy of Andexanet alfa as a reversal agent to their oral Factor Xa inhibitor, rivaroxaban, in our Phase 3 studies. We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with Bayer and Janssen we are obligated to provide research, development and regulatory services and to participate in a JCC in exchange for an upfront nonrefundable fee of $10.0 million, up to three contingent payments totaling $7.0 million which are payable upon achievement of certain events associated with scaling up our manufacturing process to support a commercial launch, and up to three payments totaling $8.0 million which are payable upon initiation of our Phase 3 study and regulatory approval of Andexanet alfa as a reversal agent to rivaroxaban by the FDA and European Medicines Agency (“EMA”).

We identified the following non-cancellable performance deliverables under the agreement: 1) the obligation to provide research and development services, which include manufacturing and supplying Andexanet alfa and providing various reports, and 2) the obligation to provide regulatory approval services, and 3) the obligation to participate on the JCC. We considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the agreement.  We determined that none of the deliverables have standalone value, all of these obligations will be delivered throughout the estimated period of performance and therefore are accounted for as a single unit of accounting. The total upfront consideration under this agreement is being recognized as revenue on a straight-line basis over the estimated performance period through the first quarter of 2017.

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of March 31, 2014, no amounts had been recognized as collaboration revenue for any of these milestones. Amounts for the continent payment not considered to be a substantive milestone will be deferred when received and recognized as collaboration revenue on a straight-line basis over the estimated performance period through the first quarter of 2017.

During the three months ended March 31, 2014 we recognized $511,000  in collaboration revenue under this agreement. The deferred revenue balance as of March 31, 2014 was $9.5 million.

Daiichi Sankyo, Inc. (“Daiichi Sankyo”)

In June 2013, we entered into an agreement with Daiichi Sankyo to include subjects dosed with edoxaban, their Factor Xa inhibitor product, in one of our Phase 2 proof-of-concept studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Under the terms of the agreement, Daiichi Sankyo provided us with an upfront fee of $6.0 million, $3.0 million of which was subject to refund if Daiichi Sankyo decided to terminate the agreement. We are obligated to participate on a JCC with Daiichi Sankyo to oversee the collaboration activities under the agreement.

We identified the following performance deliverables under the agreement: 1) the obligation to provide research and development services, which includes supplying Andexanet alfa and providing a final written report, and 2) the obligation to participate on the JCC.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

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

The total non-contingent consideration under this agreement of $3.0 million was fully recognized as revenue on a straight-line basis over the estimated non-contingent performance period through the first quarter of 2014. The recognition of contingent consideration under this agreement of $3.0 million commenced upon resolution of the contingency in the first quarter of 2014 and is being recognized over the remaining estimated period of performance through the first quarter of 2015.

During the three months ended March 31, 2014 and 2013, we recognized $955,000, and $0 in collaboration revenue associated with the contingent and non-contingent elements of the arrangement, respectively. The deferred revenue balance as of March 31, 2014 was $2.6 million.

8. Stock Based Compensation

In January 2013, our Board of Directors adopted our 2013 Equity Incentive Plan, or the 2013 Plan, which became effective upon of the closing of our IPO in May 2013. On January 1, 2014, the number of shares available for issuance under the 2013 Plan automatically increased by a number of shares equal to 5% of the total common stock outstanding at December 31, 2013. As of March 31, 2014 there were 6,949,108 shares reserved under the 2013 Plan for the issuance of awards.

The following table summarizes option activity under our 2013 Equity Incentive Plan and related information during the three months ended March 31, 2014:

		Shares
		Subject to	Weighted-
	Shares Available	Outstanding	Average Exercise
	for Grant	Options	Price Per Share
Balance at December 31, 2013	81,948	3,708,773	$9.43
Options authorized	2,045,785	—	—
Options granted	(671,613)	671,613	25.14
Options exercised	—	(157,833)	6.39
Options canceled	19,732	(19,732)	17.76
Balance at March 31, 2014	1,475,852	4,202,821	$12.02

The estimated grant date fair values of the employee stock options were calculated using the Black Scholes valuation model, based on the following assumptions:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	1.88%	1.10%
Expected life	6.0 years	6.0 years
Expected Volatility	79%	72%
Dividend yield	—	—

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$1,066	$336
General and administrative	1,236	377
Total stock-based compensation	$2,302	$713

9. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive securities outstanding during the period.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2014	2013
Convertible preferred stock	—	24,026,797
Stock options to purchase common stock	4,202,821	1,653,298
Preferred stock warrants	—	81,075
Common stock warrants	13,873	1,500

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2013.

Special note regarding forward-looking statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

OVERVIEW

We are a biopharmaceutical company focused on the development of product candidates in the fields of thrombosis and other hematologic diseases. Since our inception in 2003, we have advanced several innovative compounds into clinical development. Our two lead programs address unmet medical needs in the area of thrombosis, or blood clots, for patients who currently have limited or no approved treatment options. Our lead product candidate Betrixaban, is in a pivotal Phase 3 clinical study and our second lead development candidate Andexanet alfa, has completed three Phase 2 proof-of-concept studies and has initiated two Phase 3 registration studies. Our third product candidate, Cerdulatinib, formerly PRT2070, is in a Phase 1/2 proof-of-concept study. We also have completed multiple Phase 1 studies for selective Syk inhibitors.

Our product candidates and collaboration agreements

Betrixaban

Betrixaban is a wholly-owned, oral, once-daily inhibitor of Factor Xa being evaluated for extended prophylaxis, or preventive treatment, of a form of thrombosis, or blood clots, known as venous thromboembolism, or VTE, in acute medically ill patients for in-hospital and post-discharge for up to 35 days. In March 2012, we initiated a pivotal Phase 3 study to evaluate oral once-daily Betrixaban for superiority as compared to subcutaneous injection of enoxaparin for extended VTE prophylaxis in acute medically ill patients with restricted mobility and other risk factors. This study is anticipated to enroll approximately 6,850 patients, for which we have currently enrolled approximately 40%.  Based on current enrollment, we expect our current Phase 3 study of Betrixaban, or APEX, to complete patient enrollment by the end of 2015.

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

Andexanet alfa

Andexanet alfa is a recombinant protein designed to reverse the anticoagulant activity in patients treated with a Factor Xa inhibitor who suffer a major bleeding episode or undergo emergency surgery. In November 2013, the FDA granted breakthrough therapy designation for Andexanet alfa for which we are pursuing an Accelerated Approval pathway. We completed two Phase 2 proof-of-concept studies of Andexanet alfa in healthy volunteers who were administered a Factor Xa inhibitor Eliquis® (apixaban) manufactured by Bristol-Myers Squibb, or BMS, and Pfizer Inc., or Pfizer, and XARELTO® (rivaroxaban) manufactured by Bayer Pharma AG, or Bayer, and Janssen Pharmaceuticals, Inc., or Janssen. We completed a Phase 2 proof-of-concept study evaluating Andexanet alfa as a reversal agent for enoxaparin, a low molecular weight heparin and our Phase 2 proof-of-concept study to evaluate Andexanet alfa as a reversal agent for edoxaban, manufactured by Daiichi Sankyo, is ongoing. Andexanet alfa is the first therapy to demonstrate reversal of a Factor Xa inhibitor in a clinical study. We have initiated two Phase 3 studies, one study is with BMS and Pfizer’s Factor Xa inhibitor, Eliquis®, which was initiated in the first quarter of 2014 and one study is with Bayer and Janssen’s Factor Xa inhibitor, XARELTO®, which was initiated in the second quarter of 2014.

In October 2012, we entered into a three-way agreement with BMS and Pfizer, to include subjects dosed with apixaban, their jointly owned Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with BMS and Pfizer, we are obligated to provide research and development services and participate on various committees. We originally estimated the period of performance of our obligations to extend through the second quarter of 2013. During 2013, we added cohorts to further understand dosing of the drug which were not planned as part of the original study design at the inception of the agreement and therefore revised our estimated period of performance to be through 2013. The total consideration under this agreement of $6.0 million was recognized as revenue on a straight-line basis over the estimated performance period through 2013.

In February 2013, we entered into a three-way agreement with Bayer and Janssen to include subjects dosed with rivaroxaban, their jointly owned Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Under the terms of the agreement, Bayer and Janssen have each provided us with an upfront and non-refundable fee of $2.5 million, for an aggregate fee of $5.0 million. The agreement also provides for additional non-refundable payments to us from Bayer and Janssen of $250,000 each for an aggregate of $500,000 following the delivery of the final written study report of our Phase 2 proof-of-concept studies of Andexanet alfa. Also, we are obligated to participate on a Joint Collaboration Committee, or JCC, with Bayer and Janssen to oversee the collaboration activities under the agreement. We originally estimated the period of performance of our obligations to extend through the fourth quarter of 2013. During 2013, we added cohorts to further understand dosing of the drug which were not planned as part of the initial study design at the inception of the agreement and therefore revised our estimated period of performance to be through 2014. The total consideration under this agreement of $5.5 million is being recognized as revenue on a straight-line basis over the estimated performance period through 2014.

In June 2013, we entered into an agreement with Daiichi Sankyo, Inc., or Daiichi Sankyo, to include subjects dosed with edoxaban, Daiichi Sankyo’s Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Under the terms of the agreement, Daiichi Sankyo provided us with an upfront fee of $6.0 million. Daiichi Sankyo may terminate the agreement at any time. The total consideration under this agreement of $6.0 million was received in July 2013. We are obligated to perform preclinical proof-of-concept studies and participate on a JCC with Daiichi Sankyo to oversee the collaboration activities under the agreement. We originally estimated the non-contingent consideration under this agreement of $3.0 million would be recognized as revenue on a straight-line basis over the estimated non-contingent performance period through the second quarter of 2014. In December 2013, the JCC agreed to forego certain preclinical studies that were planned in the original study design at the inception of the agreement. As a result of this change, we updated our period of performance to be through the first quarter of 2014.  The recognition of contingent consideration under this agreement of $3.0 million commenced upon resolution of the contingency in the first quarter 2014 and is estimated to conclude in the first quarter of 2015.

Our current Phase 2 and Phase 3 studies are using clinical material from CMC Biologics. In anticipation of a potential Biologics License Application, or BLA, filing and subsequent commercialization, we signed an agreement in June 2013 with Lonza Group Ltd, or Lonza, to develop a large-scale manufacturing process for Andexanet alfa. Following an assessment of ongoing manufacturing activities at CMC Biologics and Lonza, we have modified our plans for commercial launch. We made a strategic decision to continue and expand our ongoing work with CMC Biologics from clinical supply to commercial supply for a potential BLA filing and U.S. launch within our original timelines. We are currently negotiating a commercial agreement with CMC Biologics to increase their production capacity at a lower cost than that of our current clinical supply for Andexanet alfa. Our original plan to increase capacity and enhance the manufacturing process at Lonza to support broader worldwide supply following our potential BLA filing, remains the same.

In January 2014, we entered into a collaboration agreement with BMS and Pfizer to further study Andexanet alfa as a reversal agent for their jointly owned product candidate apixaban through Phase 3 studies. We initiated Phase 3 studies in the first quarter of 2014. Under the terms of the agreement, we received an upfront payment of $13.0 million, subject to a 50% refund provision, and are eligible to receive additional development and regulatory milestone and contingent payments of up to $12.0 million, subject to a 50% refund provision. These payments represent the total consideration under this agreement. BMS and Pfizer will continue to provide development and regulatory guidance for the program. Under both agreements with BMS and Pfizer, we retain full, worldwide development and commercial rights to Andexanet alfa. This Phase 3 collaboration agreement will continue in force until the approval of Andexanet alfa as a reversal agent for apixaban by the FDA and EMA.  BMS and Pfizer may terminate this agreement for convenience with 60 days’ advance written notice or for our bankruptcy or change of control. In addition, either party may terminate this agreement for the other party’s uncured material breach, material safety issues, or failure of the Phase 3 studies.

In February 2014, we entered into a second collaboration agreement with Bayer and Janssen to evaluate Andexanet alfa as a reversal agent for the FDA-approved oral Factor Xa inhibitor rivaroxaban through Phase 3 studies. Our original collaboration agreement with Bayer and Janssen covers the conduct of a Phase 2 proof-of-concept study. The new collaboration agreement covers the conduct of Phase 3 studies of Andexanet alfa with rivaroxaban and any potential U.S. and EU regulatory approval of Andexanet alfa as reversal agent of rivaroxaban. The Phase 3 studies are expected to start in the second quarter of 2014. Under this new collaboration agreement, we received an upfront payment of $10 million and are eligible to receive additional development and regulatory milestone payments of up to $15.0 million. These payments represent the total consideration under this agreement. Bayer and Janssen will continue to provide development and regulatory guidance for the program.

Under both agreements with Bayer and Janssen, we retain full, worldwide development and commercial rights to Andexanet alfa.   This Phase 3 collaboration agreement will continue in force until the approval of Andexanet alfa as a reversal agent for rivaroxaban by the FDA and EMA.  Bayer and Janssen may terminate this agreement for convenience with 60 days’ advance written notice or for our bankruptcy or change of control.  In addition, either party may terminate this agreement for the other party’s uncured material breach or material safety issues, and we can also terminate this agreement for failure of the Phase 3 studies.

Cerdulatinib (formerly PRT2070)

In addition to our thrombosis products, we have discovered two novel orally available kinase inhibitors to treat hematologic disorders and inflammation. The first, Cerdulatinib, is an orally available, potent inhibitor of enzymes that regulate two important signaling pathways, spleen tyrosine kinase, or Syk, and janus kinase. We are developing Cerdulatinib for the treatment of certain B-cell hematologic cancers. We are currently in  a Phase 1/2 proof-of-concept study with Cerdulatinib in non-Hodgkin’s lymphoma and chronic lymphocytic leukemia.

In February 2013, we entered into an agreement with Aciex Therapeutics, Inc., or Aciex, for topical and intranasal co-development and co-commercialization of Cerdulatinib and certain related compounds for nonsystemic indications, such as the treatment and prevention of ophthalmological diseases by topical administration and allergic rhinitis by intranasal administration.  In April 2014, this agreement was amended to release all rights for Cerdulatinib to Portola.  The collaboration is now focused on development of other related compounds for topical ophthalmic indications.  For these compounds we retain rights to other non-systemic indications, including dermatologic disorders. Under the terms of this risk and cost sharing agreement, Portola and Aciex will each incur and report their own internal research and development costs. Third-party related development costs incurred pursuant to this agreement will be shared by Aciex and us 60% and 40%, respectively, until the end of the Phase 2 clinical study, and shared equally thereafter. Aciex has the primary responsibility for conducting the research and development activities under this agreement. We are obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. We can opt out of our obligation to share in the development costs at various points in time, the timing of which would impact future royalties we may receive based on product sales made by Aciex. All net costs we incur in connection with this agreement will be recognized as research and development expenses. No costs related to this agreement were incurred during the three months ended March 31, 2014 and 2013.

Selective Syk inhibitors

Syk is an important mediator of immune response in a number of different types of immune cells. Our selective Syk inhibitors have been successfully evaluated in 131 subjects in several Phase 1 clinical studies. Biogen Idec Inc., or Biogen Idec, is leading the pre-clinical study of  selective Syk inhibitors for allergic asthma and other inflammatory disorders and is responsible for all development-related expenses.

In October 2011, we entered into an exclusive, worldwide license and collaboration agreement with Biogen Idec to develop and commercialize selective Syk kinase inhibitors for the treatment of autoimmune and inflammatory diseases. Under this agreement, Biogen Idec is responsible for all development-related expenses.  In April 2014, we entered into an amendment to the Biogen Idec license and collaboration agreement under which Biogen Idec released to us one of the Syk kinase inhibitors for use in topical ophthalmic indications.

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

Financial operations overview

Revenue

Our revenue to date has been generated primarily from collaboration and license revenue pursuant to our collaboration agreements. We have not generated any revenue from commercial product sales to date. Under our agreements with Biogen Idec, Merck, Novartis, BMS and Pfizer, Bayer and Janssen, Daiichi Sankyo and Lee’s, we received payments including upfront license fees and a milestone payment in the aggregate amount of $201.7 million, of which $6.5 million was received in April 2014, subject to a 50% refund provision, pursuant to our Phase 3 clinical collaboration agreement with BMS and Pfizer.

We may also be entitled to additional milestone payments and other contingent payments upon the occurrence of specific events. Due to the nature of these collaboration agreements and the nonlinearity of the earnings process associated with certain payments and milestones, we expect that our revenue will continue to fluctuate in future periods.

The following table summarizes the sources of our revenue, in thousands:

	Three Months Ended March 31,
	2014	2013
BMS and Pfizer	$442	$1,988
Bayer and Janssen	913	1,120
Lee's Pharmaceutical	62	—
Daiichi Sankyo	955	—
Total collaboration and license revenue	$2,372	$3,108

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

The following table summarizes our research and development expenses incurred by product candidate:

	Phase of	Three months ended March 31,
	development	2014	2013
		(in thousands)
Product candidate		(unaudited)
Betrixaban	Phase 3	$14,911	$10,750
Andexanet alfa	Phase 2/3	11,999	5,780
Cerdulatinib	Phase 1/2	1,072	1,031
Syk selective inhibitor	Pre-clinical	(11)	28
Elinogrel(1)	Phase 3 ready	0	36
Other research and development expenses(2)		184	97
Total research and development expenses(3)		$28,155	$17,722

(1)     We currently are not developing Elinogrel but may resume development in the future.

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

Results of operations

Comparison of the three months ended March 31, 2014 and 2013

Revenue

	Three Months Ended March 31,
	2014	2013	Increase / (Decrease)	% Increase / (Decrease)
	(dollars in thousands)
	(unaudited)
Collaboration and license revenue	2,372	3,108	(736)	-24%

The decrease in collaboration and license revenue during the three months ended March 31, 2014 was due to the decrease in revenue with respect to our BMS and Pfizer Phase 2 agreement of $2.0 million which was completed in December 2013 and our Bayer and Janssen Phase 2 agreement of $1.7 million which is expected to be completed in the second quarter of 2014. This decrease in revenue was partially offset by an increase in revenue from our agreements with BMS and Pfizer Phase 3 of $0.5 million which we entered into in January of 2014, Bayer and Janssen Phase 3 of $0.5 million, which we entered into in February of 2014, and Lee’s of $0.1 million and Daiichi Sankyo of $1.0 million, which we entered into in the second quarter of 2013, respectively.

In January 2014, we entered into a three-way agreement with BMS and Pfizer to study the safety and efficacy of Andexanet alfa as a reversal agent to their oral Factor Xa inhibitor, apixaban, in our Phase 3 studies. We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with BMS and Pfizer we are obligated to provide research and development services and participate in the JCC in exchange for an upfront fee of $13.0 million, subject to a 50% refund provision, and up to $12.0 million of contingent and milestones, subject to a 50% refund provision, payable upon achievement of certain development and regulatory events.

In February 2014, we entered into a three-way agreement with Bayer and Janssen to study the safety and efficacy of Andexanet alfa as a reversal agent to their oral Factor Xa inhibitor, rivaroxaban, in our Phase 3 studies. We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with Bayer and Janssen we are obligated to provide research and development services and to participate in the JCC in exchange for an upfront fee of $10.0 million and up to $15.0 million of milestones payable upon achievement of certain development and regulatory events.

Pursuant to our Phase 2 agreement with BMS and Pfizer, we are obligated to provide research and development services and participate on various committees. The total consideration under this agreement of $6.0 million was recognized as revenue on a straight-line basis over the estimated performance period through the fourth quarter of 2013.

Pursuant to our Phase 2 agreement with Bayer and Janssen, we are obligated to participate on a JCC with Bayer and Janssen to oversee the collaboration activities under the agreement. We originally estimated the period of performance of our obligations to extend through the fourth quarter of 2013. During 2013, we added more cohorts than originally planned as part of the original study design at the inception of our agreement and therefore adjusted our period of performance to be through the fourth quarter of 2014. The total consideration under this agreement of $5.5 million is being recognized as revenue on a straight-line basis over the estimated performance period through the fourth quarter of 2014.

Pursuant to our agreement with Daiichi Sankyo, we are obligated to perform preclinical proof-of-concept studies and participate on a JCC with Daiichi Sankyo to oversee the collaboration activities under the agreement. The total consideration under this agreement is $6.0 million, which includes contingent consideration of $3.0 million and non-contingent consideration of $3.0 million. The total non-contingent consideration under this agreement of $3.0 million was fully recognized as revenue on a straight-line basis over the estimated non-contingent performance period through the first quarter 2014. The recognition of contingent consideration under this agreement of $3.0 million commenced upon resolution of the contingency in the first quarter 2014 and is being recognized over the remaining estimated performance period, through the first quarter of 2015.

We expect revenue recognized in future periods, until we achieve product commercialization, to fluctuate as we recognize revenue related to our existing collaboration agreements and enter into new collaboration agreements.

Research and development expenses

	Three Months Ended March 31,
	2014	2013	Increase / (Decrease)	% Increase / (Decrease)
	(dollars in thousands)
	(unaudited)
Research and development expenses	28,155	17,722	10,433	59%

The increase in research and development expenses during the three months ended March 31, 2014 was primarily due to the following:

—	increased program costs of $4.2 million to advance Betrixaban; and
—	increased program costs of $6.2 million to advance Andexanet alfa.

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

General and administrative expenses

	Three Months Ended March 31,
	2014	2013	Increase / (Decrease)	% Increase / (Decrease)
	(dollars in thousands)
	(unaudited)
General and administrative expenses	5,241	3,039	2,202	72%

The increase in general and administrative expenses during the three months ended March 31, 2014 was primarily related to increased headcount related costs including stock based compensation expense resulting from the increased value of the underlying stock options following our IPO in May 2013 of $1.3 million, higher professional and legal fees to support general corporate activities and business development of $0.5 million and increased costs associated with being a public company including directors and officer’s insurance and director fees of $0.4 million.

We expect general and administrative expenses to increase in order for us to continue to support our growing business and the costs of being a public company including compliance with the Sarbanes Oxley Act of 2002.

Interest and other income (expense), net

	Three Months Ended March 31,
	2014	2013	Increase / (Decrease)	% Increase / (Decrease)
	(dollars in thousands)
	(unaudited)
Interest and other income (expense), net	298	(489)	787	-161%

The increase in interest and other income (expense), net during the three months ended March 31, 2014 is primarily due to foreign currency exchange gains of $0.2 million in the three months ended March 31, 2014, compared to foreign currency exchange losses of $0.6 million in the three months ended March 31, 2013. These gains and losses are primarily related to fluctuations in the Euro compared to the U.S. dollar and unrealized gains and losses related to our foreign currency forward contracts.

Liquidity and capital resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through sales of our common stock as part of our IPO and follow on public offering, and of our convertible preferred stock and payments from our collaboration partners. Our expenditures are primarily related to research and development activities. At March 31, 2014, we had available cash, cash equivalents and investments of $305.7 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

On May 28, 2013, we closed our IPO, of 9,686,171 shares of our common stock, which included 1,263,413 shares of common stock issued pursuant to the over-allotment option granted to the underwriters. The public offering price of the shares sold in the offering was $14.50 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-187901), which was declared effective by the SEC on May 21, 2013. The total proceeds from the offering to us, net of underwriting discounts and commissions of approximately $9.4 million, were approximately $131.0 million. After deducting offering expenses payable by us of approximately $5.1 million, our net proceeds were approximately $125.8 million. As of March 31, 2014, no accrued offering costs remained unpaid. Upon the closing of the IPO, 24,026,797 shares of convertible preferred stock then outstanding automatically converted into 24,026,797 shares of our common stock.

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

Since inception, in connection with our agreements with Novartis, Merck, Biogen Idec, BMS and Pfizer, Bayer and Janssen, Lee’s, and Daiichi Sankyo we have received payments in the aggregate of $201.7 million, as initial upfront payments, contingent consideration and a milestone payment. In addition, in November 2011, we received proceeds of $98.0 million from the sale of our convertible preferred stock.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2014	2013	Increase / (Decrease)	% Increase / (Decrease)
	(dollars in thousands)
	(unaudited)
Cash used in operating activities	(13,237)	(12,160)	(1,077)	9%
Cash provided by (used in) investing activities	(42,805)	16,349	(59,154)	-362%
Cash provided by (used in) financing activities	1,270	164	1,106	674%
Net increase (decrease) in cash	(54,772)	4,353	(59,125)	-1358%

Cash used in operating activities

Cash used in operating activities was $13.2 million for the three months ended March 31, 2014 reflecting a net loss of $30.7 million, which was decreased by non-cash charges of $2.3 million for stock-based compensation, $0.9 million for amortization of premium on investments and $0.4 million for depreciation and amortization. Cash used in operating activities also reflected an increase in net operating assets of $13.9 million primarily due to an increase in deferred revenue of $23.4 million related to upfront payments from BMS and Pfizer, subject to a 50% refund provision, and Bayer and Janssen in the three months ended March 31, 2014, partially offset by the recognition of collaboration revenue earned of $2.4 million from our collaboration agreements, increases in accounts payable and accrued and other liabilities of $1.3 million related to higher clinical study and related costs as we continue to increase our research and development activities. Cash used in operating activities also reflected an increase in prepaid expenses and other current assets of $1.4 million primarily reflecting  recognition of clinical trial upfront fees upon contract execution of $0.5 million, withholding tax receivable on our Bayer collaboration payment of $0.7 million, interest receivable on our investment portfolio of $0.3 million, partially offset by a reduction in unrealized gains on our foreign currency forward contracts of $0.1 million in the three months ended March 31, 2014. Also reflected in cash used in operating activities is an increase in receivables from collaborations of $6.4 million primarily due to a receivable from Pfizer pursuant to our collaboration agreement with BMS and Pfizer, which was received in April 2014 and a decrease in accrued compensation and employee benefits of $0.9 million due to 2013 bonuses that were paid in the three months ended March 31, 2014.

Cash used in operating activities was $12.2 million for the three months ended March 31, 2013 reflecting net income of $18.1 million, which was increased by non-cash charges of $0.7 million for stock-based compensation, $0.3 million for depreciation and amortization and $0.4 million for amortization of premium on investments and unrealized losses on foreign currency forward contracts of $0.5 million. Cash used in operating activities also reflected a decrease in net operating assets of $4.0 million primarily due to increases in accounts payable and accrued and other liabilities of $4.0 million related to higher clinical study and related costs as we continue to increase our research and development activities, an increase in deferred revenue of $1.9 million due to an increase in deferred revenue of $5.0 million related to the upfront payments received from Bayer and Janssen in the three months ended March 31, 2013, partially offset by the recognition of collaboration revenue earned of $3.1 from our collaboration agreements, and a decrease in prepaid expenses and other current assets of $0.4 million primarily reflecting lower prepaid clinical study costs of $0.5 million as our CROs incur the costs to support our clinical trials, partially offset by higher prepaid corporate insurance of $0.1 million following the renewal of our corporate insurance program in the three months ended March 31, 2013. Also reflected in cash used in operating activities is an increase in other assets of $1.0 million related to deferred offering costs and legal fees related to our IPO,  a decrease in accrued compensation and employee benefits of $0.8 million due to 2012 bonuses that were paid in the three months ended March 31, 2013 and an increase in receivables from collaborations of $0.3 million related to research and development expenses reimbursable from Biogen Idec pursuant to our agreement with Biogen Idec.

Cash used in investing activities

Cash used in investing activities of $42.8 million for the three months ended March 31, 2014 was primarily related to purchases of investments of $76.6 million and capital equipment purchases of $0.4 million, partially offset by proceeds from sales of investments of $3.0 million and proceeds from maturities of investments of $31.1 million.

Cash used in investing activities of $16.4 million for the three months ended March 31, 2013 was primarily related to purchases of investments of $11.9 million and capital equipment purchases of $0.3 million, partially offset by proceeds from sales of investments of $2.5 million and proceeds from maturities of investments of $26.0 million.

Cash provided by financing activities

Cash provided by financing activities of $1.3 million for the three months ended March 31, 2014, was related to proceeds from the exercise of stock options.

Cash provided by financing activities of $0.2 million for the three months ended March 31, 2013, was related to proceeds from the exercise of stock options.

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

Contractual obligations

During the three months ended March 31, 2014, there have been no material changes outside the ordinary course of business in our specified contractual obligations as disclosed in our Annual Report for the year ended December 31, 2013 filed with the SEC.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2014, we had cash, cash equivalents and investments of $305.7 million consisting of cash and liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development and manufacturing activities with vendors in Europe. Beginning in 2012, we have utilized foreign currency forward contracts to mitigate our exposure to foreign currency gains and losses. We made payments in the aggregate amount of €6.9 million to our European vendors during the three months ended March 31, 2014. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros. For the three months ended March 31, 2014, the effect of the exposure to these fluctuations in foreign exchange rates was not material. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency forward contracts would have increased unrealized gain by $0.4 million or decreased unrealized gain by $2.9 million, respectively, at March 31, 2014. We hedge our foreign currency exposures but we have not used derivative financial instruments for speculation or trading purposes.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.  RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this report, including our financial statements and notes thereto, before you invest in our common stock. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

Although we reported net income for the years ended December 31, 2012 and December 31, 2011, we have incurred significant losses prior to 2011 and since 2012, and expect to incur substantial and increasing losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. Although we reported net income for the years ended December 31, 2012 and December 31, 2011, this was primarily due to the recognition of all remaining deferred revenue following the termination of two of our collaboration agreements. We have incurred significant operating losses prior to 2011 and since 2012 and expect to incur substantial and increasing losses for the foreseeable future. As of March 31, 2014, we had an accumulated deficit of $316.4 million.

To date, we have financed our operations primarily through equity offerings, collaborations, and to a lesser extent, government grants, equipment leases, venture debt and with the benefit of tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidates. We anticipate that our expenses will increase substantially as we:

—	initiate or continue clinical studies of our three most advanced product candidates;
—	continue the research and development of our product candidates;
—	seek to discover or in-license additional product candidates;
—	seek regulatory approvals for our product candidates that successfully complete clinical studies;
—

establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize products for which we may obtain regulatory approval, including process improvements in order to manufacture Andexanet alfa at commercial scale; and

—

enhance operational, financial and information management systems and hire more personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercialization efforts.

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
—

the cost of manufacturing our product candidates, which may vary depending on United States Food and Drug Administration, or FDA, guidelines and requirements, the quantity of production, technical challenges and the terms of our agreements with manufacturers;

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

We are advancing multiple product candidates through the research and clinical development process. The completion of the development and the potential commercialization of our product candidates, should they receive approval, will require substantial funds. As of March 31, 2014, we had $305.7 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

We do not have any material committed external source of funds or other support for our development efforts other than our exclusive worldwide license and collaboration agreement with Biogen Idec Inc., or Biogen Idec, for the development and commercialization of selective Syk inhibitors, which is terminable by Biogen Idec without cause upon 120 days’ notice. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.

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

We have invested a significant portion of our efforts and financial resources into the development of Betrixaban, Andexanet alfa, and, to a lesser extent, Cerdulatinib and our selective Syk inhibitor program. Our ability to generate product revenue, which we do not expect to occur for at least the next several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of one of our product candidates. The success of our product candidates will depend on several factors, including the following:

—	successful enrollment in, and completion of, clinical studies;
—	our ability to reach agreement with the FDA and other regulatory authorities on the appropriate regulatory path for approval of our product candidates, particularly Andexanet alfa;

—	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States for our product candidates;
—	establishing commercial manufacturing arrangements with third parties;
—	ability to manufacture product commercially at acceptable costs;
—	launching commercial sales of any product candidate that may be approved, whether alone or in collaboration with others;
—	acceptance of any approved product by the medical community, third-party payors and patients;
—	effectively competing with other therapies;
—	a continued acceptable safety profile of the product following approval; and
—	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

Similarly, the favorable results from our initial Phase 2 proof-of concept studies of Andexanet alfa, evaluating the effect of Andexanet alfa in healthy volunteers taking apixaban or rivaroxaban, may not be predictive of success in our other Phase 2 proof-of-concept studies or other later studies, including our Phase 3 study of Andexanet alfa evaluating the safety and efficacy of Andexanet alfa with apixaban. We do not yet know how the results from our Phase 1 studies of Andexanet alfa or all of our Phase 2 studies in healthy volunteers taking Andexanet alfa will translate into clinical outcomes in our intended target population of patients treated with a Factor Xa inhibitor who suffer an uncontrolled bleeding episode or undergo emergency surgery. Moreover, the results from our studies to date of Andexanet alfa may not address the effect of repeat doses or allow a determination of the optimal therapeutic dose of Andexanet alfa for our intended target patient population.

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether any clinical studies will begin as planned, will need to be restructured or will be completed on schedule, or at all. For example, in 2010, we suspended our Phase 1 clinical study of selective Syk inhibitors in order to investigate potentially adverse toxicology findings in an animal study that was being conducted concurrently. A follow-up study determined that there was not a significant safety risk, but the completion of the study was delayed by approximately nine months.

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

None of our product candidates has completed clinical development. The risk of failure of clinical development is high. It is impossible to predict when or if any of our product candidates will prove safe enough to receive regulatory approval. For example, our lead product candidate Betrixaban, like all currently marketed inhibitors of Factor Xa, carries some risk of life-threatening bleeding. In addition, subjects taking Betrixaban had an increased rate of gastrointestinal issues, such as diarrhea, nausea and vomiting, and other side effects such as back pain, dizziness, headaches, rashes and insomnia as compared to subjects taking a placebo or an active comparator. There can be no assurance that our APEX study or other clinical studies will not fail due to safety issues. In such an event, we might need to abandon development of that product candidate or enter into a partnership to continue development.

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

For example, our APEX study is expected to enroll approximately 6,850 patients at approximately 450 study sites throughout the world. We have never previously conducted a study of this magnitude and can provide no assurance that we will be able to enroll patients at a sufficient pace to complete the study within our projected time frame. The first patient was enrolled in APEX in March 2012, and, based on current enrollment, we expect patient enrollment to be completed by the end of 2015, later than we initially estimated. Completing the study by that date will require us to continue to activate new clinical study sites and to enroll patients at forecasted rates at both new and existing clinical study sites. These adjustments have increased the cost of the study. Our forecasts regarding the rates of clinical site activation and patient enrollment at those sites are based on a number of assumptions including assumptions based on past experience with our APEX study. However, there can be no assurance that those forecasts will be accurate or that we will complete our APEX study by the currently anticipated date. During the initial months of the APEX study, the number of clinical sites activated and the number of patients enrolled at each clinical site per month was lower than we had anticipated and, as a result, we made a number of adjustments to the clinical study plan, including increasing the number of clinical study sites. We can provide no assurance that those adjustments will be sufficient to enable us to complete the APEX study within our anticipated time frame. If we experience delays in enrollment, our ability to complete our APEX study could be materially adversely affected. If we are unable to enroll the patients at the projected rate, the completion of the study could be delayed and the costs of conducting the study could increase, either of which could have a material adverse effect on our business.

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

Even if the FDA or other regulatory authorities approve Betrixaban for VTE prophylaxis in acute medically ill patients, the approval may include additional restrictions on the label that could make Betrixaban less attractive to physicians and patients than other products that may be approved for broader indications, which could reduce the potential market for Betrixaban.

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

Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In particular, we will need to develop a larger scale manufacturing process that is more efficient and cost-effective to commercialize Andexanet alfa, which may not be successful, and which will require us to transfer our production to another manufacturing process, potentially delaying regulatory approval, commercialization and full scale commercial production.

Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for any product candidate, there is no assurance that our manufacturer will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturer is unable to produce sufficient quantities of the approved product for commercialization, either on a timely basis or at all, our commercialization efforts would be impaired, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In particular, we face uncertainties and risks associated with scaling up the manufacturing for Andexanet alfa. Andexanet alfa is a biological molecule, or biologic, rather than a small molecule chemical compound like our other product candidates. The manufacture of biologics involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. As a result, the cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is difficult to reproduce. Andexanet alfa is currently produced for us by a third-party contract manufacturer using a small-scale process that is too expensive and inefficient to support the commercialization of Andexanet alfa in the dosages and at the sales volumes and price that would be necessary for a commercially viable drug. We have entered into an agreement with a third party manufacturer to develop a more efficient, larger-scale commercial manufacturing process. However, scaling up and improving a biologic manufacturing process is an expensive, difficult, uncertain and time-consuming task, and we can give no assurance that we will be successful in developing and implementing this new process either on a timely basis or at all. For example, we recently completed our first engineering batch with this new manufacturer and, while the run successfully produced drug product that meets our comparability specifications, it did not achieve the yield we expected therefore, the scale-up process will take longer than expected. Despite our ability to demonstrate comparability, we have decided that our Biologics License Application, or BLA, submission will use material from our original manufacturer in order to support our potential U.S. launch within our original timeline. This will require the manufacturer to build a new production facility to expand capacity with the current process.  Our broader worldwide commercial supply is still expected to be manufactured with the new manufacturer using what we anticipate will be a more cost-effective process. However, there is no assurance we will be successful in establishing a larger-scale commercial manufacturing process for Andexanet alfa which achieves our objectives for manufacturing capacity and cost of goods. Additionally, if the therapeutically effective dosage of Andexanet alfa is higher than we anticipate or the obtainable sales price is lower than we anticipate, we may not be able to successfully commercialize Andexanet alfa.

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

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

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

We are developing our lead product candidate Betrixaban for extended duration VTE prophylaxis in acute medically ill patients both in-hospital and post-discharge for up to 35 days. The current standard of care for VTE prophylaxis in acute medically ill patients in the United States is a 6- to 14-day hospital administration of enoxaparin, marketed as Lovenox® and also available in generic form, an indirect Factor Xa inhibitor. Enoxaparin is widely accepted by physicians, patients and third-party payors. As a result, we may face difficulties in marketing Betrixaban as a substitute therapy for the current standard of care, enoxaparin. Furthermore, the FDA has already approved a number of therapies that, like Betrixaban, are direct Factor Xa inhibitors and that have already achieved substantial market acceptance. Although these products have not been approved for VTE prophylaxis in acute medically ill patients, the owners of the products may decide to seek such approval or physicians may decide to prescribe these products for the treatment of VTE in acute medically ill patients absent such approval, known as prescribing “off-label.” Further, our competitors may have the financial and other resources to conduct additional clinical studies in an effort to obtain regulatory approval for use of their drugs for VTE prophylaxis in acute medically ill patients, even in cases where they have previously run clinical trials that have failed. For example, in March 2014, Bayer and Janssen announced the initiation of a new Phase 3 clinical trial to evaluate the safety and efficacy of rivaroxaban to reduce the risk of post-hospital discharge symptomatic VTE in patients hospitalized for acute medical illness.

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

There are also a number of products in clinical development for hematologic cancer, ophthalmological diseases, allergic rhinitis, allergic asthma and other inflammatory diseases that are potential indications for Cerdulatinib or selective Syk inhibitors. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. Many competing products are in later stages of development than our products and are, therefore, likely to obtain FDA or other regulatory approval for their products before we obtain approval for ours.

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

Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives could harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new therapeutic products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain regulatory approval. Adverse pricing limitations prior to approval will also adversely affect us by reducing our commercial potential.

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

We do not independently conduct clinical studies of our product candidates. We rely on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to perform this function. For example, we rely on PPD Development, LP and other CROs to oversee and manage our APEX study. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. Furthermore, most of the clinical study sites for our APEX study are outside the United States, including several developing countries. The performance of these sites may be adversely affected by various issues, including less advanced medical infrastructure, lack of familiarity with conducting clinical studies using U.S. standards, insufficient training of personnel, communication difficulties and geopolitical risk. We remain responsible for ensuring that each of our clinical studies is conducted in accordance with the general investigational plan and protocols for the study. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical studies are protected. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We also rely on other third parties to store and distribute supplies for our clinical studies. Any performance failure on the part of our existing or future distributors could delay clinical development or regulatory approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We rely on third-party contract manufacturing organizations to manufacture and supply our product candidates for us. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts, particularly with respect to Andexanet alfa, to find new suppliers or manufacturers. We may also face significant delays in the development and commercialization of our product candidates.

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

We currently critically rely on a individual suppliers for each of our product candidates. For example, we rely on Hovione Inter Limited to produce the active pharmaceutical ingredient for Betrixaban for our APEX study; we are contracting with CMC Biologics to expand its production capacity of Andexanet alfa bulk drug substance to support our potential U.S. commercial launch, and we have engaged Lonza Group Ltd., or Lonza, to develop a new, higher-capacity and lower-cost process for Andexanet alfa bulk drug substance in order to support our broader, worldwide commercialization strategy. Our current agreements with our suppliers do not provide for the entire supply of the drug product necessary for all anticipated clinical studies or for full scale commercialization. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug product necessary for our clinical and commercial supply needs, or if any single source supplier terminates the agreement in response to a breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture the product candidate until a qualified alternative supplier is identified, which could also significantly delay the development of, and impair our ability to commercialize, our product candidates. One of our leading product candidates, Andexanet alfa, is a biologic and therefore requires a complex production process. In addition to our contracts for bulk drug substance of Andexanet alfa, we have engaged a new sole-source vendor to perform lyophilization and packaging. In connection with scale up to commercial production, we intend to make certain changes to the manufacturing process in order to increase its scale and efficiency. There can be no assurance that will be able to successfully implement these transitions or implement the proposed improvements to the manufacturing process. In particular, in order to obtain FDA approval of material produced by a new vendor or using a new process, we will need to demonstrate that such material is comparable to the clinical material we previously used. Demonstrating comparability can require significant pre-clinical and clinical studies. If we are not able to demonstrate comparability, then the material would be considered a new biological entity and a full BLA submission would be required for approval, resulting in additional time and expense. We recently completed our first engineering batch at Lonza, and while the run successfully produced drug product that meets our comparability specifications, it did not achieve the yield we expected therefore, the scale-up process will take longer than expected. If we are not able to implement the proposed transitions in a timely manner, or establish comparability of the new material, or obtain the anticipated improvements in efficiency, our business, financial condition, results of operations and growth prospects would be materially adversely affected.

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

In January 2013, we entered into a clinical collaboration agreement with Lee’s Pharmaceutical (HK) Ltd, or Lee’s, to jointly expand our Phase 3 APEX study of Betrixaban into China with an exclusive option for Lee’s to negotiate for the exclusive commercial rights to Betrixaban in China. In October 2012, we entered into a three-way agreement with Bristol-Myers Squibb Company, or BMS, and Pfizer Inc., or Pfizer, to include subjects dosed with apixaban, their jointly owned Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. In February 2013, we entered into a three-way agreement with Bayer and Janssen to include subjects dosed with rivaroxaban, their Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. In June 2013, we entered into an agreement with Daiichi Sankyo, Inc., or Daiichi Sankyo, to include subjects dosed with edoxaban, their Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. In January 2014, we entered into a second clinical collaboration agreement with BMS and Pfizer to further study Andexanet alfa as an antidote for their jointly owned product candidate apixaban through Phase 3 studies. In February 2014, we entered into a second clinical collaboration agreement with Bayer and Janssen to evaluate Andexanet alfa as a reversal agent for the FDA-approved oral Factor Xa inhibitor rivaroxaban through Phase 3 studies. In February 2013, and as amended in April 2014, we entered into a license and collaboration agreement with Aciex Therapeutics, Inc., or Aciex, pursuant to which we granted Aciex an exclusive license to co-develop and co-commercialize certain preclinical Syk inhibitors for nonsystemic indications, such as the treatment and prevention of ophthalmological diseases by topical administration and allergic rhinitis by intranasal administration.

In October 2011, and as amended in April 2014, we entered into a collaboration agreement with Biogen Idec pursuant to which Biogen Idec has ultimate decision-making authority with respect to the research, development and commercialization of selective Syk inhibitors. We may enter into additional collaboration agreements with third parties with respect to our other product candidates for the commercialization of the candidates outside the United States. In addition, depending on our capital requirements, development and commercialization costs, need for additional therapeutic expertise and other factors, it is possible that we will enter into broader development and commercialization arrangements with respect to our other product candidates. Our likely collaborators for any distribution, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

In connection with our Betrixaban and Andexanet alfa studies, we are currently utilizing certain suppliers outside of the United States, which subjects us to certain of the above risks. For example, approximately a significant number of our Apex trial sites and enrolled patients are in Russia and The Ukraine, and the recent occupation of Ukrainian territory by Russian military forces and political and civil unrest there could disrupt activities at these trial sites, which could adversely affect patient enrollment or other activities at these sites. Our risks will be significantly increased if we establish operations internationally.

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

We are a party to intellectual property license agreements with third parties, including with respect to Betrixaban, Cerdulatinib and selective Syk inhibitors, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we may not be able to develop and market any product that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms or our not having sufficient intellectual property rights to operate our business. The occurrence of such events could materially harm our business.

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

We have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and products that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technologies or from developing competing products and technologies. Under our collaboration agreement with Biogen Idec, we are obligated to use commercially reasonable efforts to file and prosecute patent applications, and maintain patents, covering selective Syk inhibitors in specified jurisdictions, and these patent rights are licensed to Biogen Idec.

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

Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA and non-U.S. regulatory authorities. Any regulatory approval that we or our collaboration partners receive for our product candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. In addition, if the FDA or non-U.S. regulatory authorities approve any of our product candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, manufacturers of our drug products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with regulatory requirements of the FDA or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including the following:

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the 2% Medicare reductions went into effect.

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

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

—

the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs; federal Physician Payment Sunshine or Open Payments Program provisions which will require extensive tracking of physician and teaching hospital payments, maintenance of a payments database, and public reporting of the payment data;

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

Our executive officers, directors and principal stockholders have the ability to significantly influence all matters submitted to stockholders for approval.

Based on a review of SEC filings, we believe that our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own shares representing approximately 32% of our common stock as of the date of this report. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. We are incurring significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

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

Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.4 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $33.6 million as of March 31, 2014, based on the closing price of our common stock of $25.90 on such date in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

A list of exhibits filed with this report or incorporated herein by reference is found in the Index to Exhibits immediately following the signature page of this report and is incorporated into this Item 6 by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PHARMACEUTICALS, INC.

May 12, 2014	By:	/s/ William Lis
William Lis
Chief Executive Officer

May 12, 2014	By:	/s/ Mardi C. Dier
Mardi C. Dier
Chief Financial Officer

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013
3.2	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013
4.3	Third Amended and Restated Investor Rights Agreement, dated as of November 11, 2011, by and among Portola Pharmaceuticals, Inc., and certain of its stockholders.	S-1	333-187901	10.6	4/12/2013
4.4	Warrant to Purchase Shares of Series A Preferred Stock by and between the registrant and General Electric Capital Corporation, dated January 21, 2005.	10-Q	001-35935	4.4	11/06/13
4.6	Warrant to Purchase Shares of Series B Preferred Stock by and between Portola Pharmaceuticals, Inc., and Comerica Incorporated, dated September 29, 2006.	10-Q	001-35935	4.6	11/06/13
4.7	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006.	10-Q	001-35935	4.7	11/06/13
4.8	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and HCP Life Science Assets TRS, LLC, dated December 15, 2006.	10-Q	001-35935	4.8	11/06/13
4.9	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and Bristow Investments, L.P., dated December 15, 2006.	10-Q	001-35935	4.9	11/06/13
10.5+*	Amended Non-Employee Director Compensation Policy.
10.22	Second Amendment to Lease made and entered into as of the 14th day of March 2014, by and between Portola Pharmaceuticals, Inc. and Britannia Pointe Grand Limited Partnership.	8-K	001-35935	10.22	3/19/2014
10.23†*	First Amendment of the License and Collaboration Agreement made and effective as of April 7, 2014 by and between Biogen Idec MA Inc. and Portola Pharmaceuticals, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.
32.1*

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

†Confidential Treatment Granted

+Indicates management contract or compensatory plan

*Filed herewith

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