Form 10-Q
period 2014-06-30
PORTOLA PHARMACEUTICALS INC
filed 2014-08-06
CIK 1269021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 41,396,604.

PORTOLA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PORTOLA PHARMACEUTICALS, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,068	$117,773
Short-term investments	170,857	150,892
Receivables from collaborators	182	309
Prepaid expenses and other current assets	5,009	3,733
Total current assets	233,116	272,707
Property and equipment, net	2,890	2,600
Long-term investments	58,002	50,371
Other assets	6	53
Total assets	$294,014	$325,731

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,003	$3,232
Accrued compensation and employee benefits	2,273	2,569
Accrued and other liabilities	19,315	17,796
Deferred revenue, current portion	7,719	1,958
Total current liabilities	35,310	25,555
Deferred revenue, long-term	15,706	3,253
Other long-term liabilities	1,102	588
Total liabilities	52,118	29,396

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at June 30, 2014 and December 31, 2013; 0 shares issued and outstanding at June 30, 2014 and December 31, 2013	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2014 and December 31, 2013; 41,396,227 and 40,915,130 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	41	41
Additional paid-in capital	589,581	581,911
Accumulated deficit	(347,748)	(285,672)
Accumulated other comprehensive income	22	55
Total stockholders’ equity	241,896	296,335
Total liabilities and stockholders’ equity	$294,014	$325,731

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Collaboration and license revenue	$2,415	$2,601	$4,786	$5,709
Operating expenses:
Research and development	28,983	20,833	57,138	38,556
General and administrative	4,937	3,708	10,177	6,747
Total operating expenses	33,920	24,541	67,315	45,303
Loss from operations	(31,505)	(21,940)	(62,529)	(39,594)
Interest and other income (expense), net	155	342	453	(147)
Net loss	$(31,350)	$(21,598)	$(62,076)	$(39,741)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.76)	$(1.47)	$(1.51)	$(4.92)
Shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	41,228,885	14,681,570	41,119,310	8,078,308

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(31,350)	$(21,598)	$(62,076)	$(39,741)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(5)	(56)	(33)	(69)
Total comprehensive loss	$(31,355)	$(21,654)	$(62,109)	$(39,810)

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(62,076)	$(39,741)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	742	679
Amortization of premium on investment securities	1,848	818
Stock-based compensation expense	4,726	1,923
Revaluation of convertible preferred stock warrant liability	-	(24)
Unrealized (gain) loss on foreign currency forward contracts	1	352
Changes in operating assets and liabilities:
Receivables from collaborators	127	(2,832)
Prepaid expenses and other current assets	(1,276)	(1,091)
Other assets	47	229
Accounts payable	2,701	(164)
Accrued compensation and employee benefits	(321)	(187)
Accrued and other liabilities	1,521	8,153
Deferred revenue	18,214	2,991
Other long-term liabilities	514	(433)
Net cash used in operating activities	(33,232)	(29,327)

Investing activities
Purchases of property and equipment	(963)	(333)
Purchases of investments	(143,493)	(98,640)
Proceeds from sales of investments	3,000	4,644
Proceeds from maturities of investments	111,016	53,936
Net cash used in investing activities	(30,440)	(40,393)

Financing activities
Proceeds from initial public offering, net of underwriters discount	-	131,027
Payment of initial public offering costs	-	(2,927)
Proceeds from issuance of common stock	2,967	253
Net cash provided by financing activities	2,967	128,353

Net (decrease) increase in cash and cash equivalents	(60,705)	58,633
Cash and cash equivalents at beginning of period	117,773	53,613
Cash and cash equivalents at end of period	$57,068	$112,246

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

1. Organization

Portola Pharmaceuticals, Inc. (the “Company” or “we” or “our” or “us”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic diseases and inflammation for patients who currently have limited or no approved treatment options. We were incorporated in September 2003 in Delaware. Our headquarters and operations are located in South San Francisco, California and we operate in one segment.

Our two lead programs address significant unmet medical needs in the area of thrombosis, or blood clots. Our lead compound, Betrixaban, is a novel oral once-daily inhibitor of Factor Xa in Phase 3 development for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, in acute medically ill patients for up to 35 days. Our second lead development candidate, Andexanet alfa, an FDA-designated breakthrough therapy, is a recombinant protein designed to reverse the anticoagulant activity in patients treated with a Factor Xa inhibitor who suffer an uncontrolled bleeding episode or undergo emergency surgery. Our third product candidate Cerdulatinib, formerly PRT2070, is an orally available kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and janus kinases, or JAK, enzymes that regulate important signaling pathways and is being developed for hematologic, or blood, cancers and inflammatory disorders. Our fourth program of highly selective Syk inhibitors is being developed in partnership with Biogen Idec, Inc.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The condensed balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed March 3, 2014 with the SEC.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

Investments

All investments have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive income. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest and other income (expense), net.

Customer Concentration

Customers whose collaborative research and development revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Bristol-Myers Squibb Company and Pfizer Inc.	21%	43%	20%	54%
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	49%	51%	44%	43%
Daiichi Sankyo, Inc.	27%	—	34%	—

Revenue Recognition

We generate revenue from collaboration and license agreements for the development and commercialization of our products. Collaboration and license agreements may include non-refundable or partially refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. Our performance obligations under our collaborations include the transfer of intellectual property rights (licenses), obligations to provide research and development services and related materials, obligation to provide regulatory approval services, obligations to manufacture and supply Andexanet alfa and obligations to participate on certain development and/or commercialization committees with the collaborators.

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

Amounts from sales of licenses are recognized as revenue, as licensing of intellectual property is one of our principal or major ongoing activities. Amounts received as funding of research and development or regulatory approval activities are recognized as revenue if the collaboration arrangement involves the sale of our research or development and regulatory approval services at amounts that exceed our cost. However, such funding is recognized as a reduction in research and development expense when we engage in a research and development project jointly with another entity, with both entities participating in project activities and sharing costs and potential benefits of the arrangement.

Amounts related to research and development and regulatory approval funding are recognized as the related services or activities are performed, in accordance with the contract terms. Payments may be made to or by us based on the number of full-time equivalent researchers assigned to the collaboration project and the related research and development expenses incurred.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

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

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is calculated in conformity with the two-class method required for companies with participating securities. Under the two-class method, in periods when we have net income, basic net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock noncumulative dividends, between the common stock and the convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. In periods when we have incurred a net loss, convertible preferred stock, options and warrants to purchase common stock and convertible preferred stock warrants are considered common equivalent shares but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB), jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded revenue recognition disclosures. This guidance will become effective for us beginning in the first quarter of 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the impact of our pending adoption of this standard on our Financial Statements.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2, and Level 3, that was measured on a recurring basis (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$6,692	$—	$—	$6,692
Corporate notes and commercial paper	—	191,158	—	191,158
U.S. government agency securities	—	67,068	—	67,068
Foreign currency forward contracts	—	121	—	121
Total financial assets	$6,692	$258,347	$—	$265,039

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$57,296	$—	$—	$57,296
Corporate notes and commercial paper	—	182,472	—	182,472
U.S. government agency securities	—	75,289	—	75,289
Foreign currency forward contracts	—	372	—	372
Total financial assets	$57,296	$258,133	$—	$315,429

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

Our

4. Financial Instruments

Cash equivalents, and investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	June 30, 2014				December 31, 2013
				Estimated				Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Money market funds	$6,692	$—	$—	$6,692	$57,296	$—	$—	$57,296
Corporate notes and commercial paper	191,153	48	(43)	191,158	182,426	62	(16)	182,472
U.S. government agency securities	67,051	21	(4)	67,068	75,278	23	(12)	75,289
	$264,896	$69	$(47)	$264,918	$315,000	$85	$(28)	$315,057
Classified as:
Cash equivalents				$36,059				$113,794
Short-term investments				170,857				150,892
Long-term investments				58,002				50,371
Total cash equivalents and investments				$264,918				$315,057

At June 30, 2014 and December 31, 2013, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

5. Derivative Instruments

We are exposed to foreign currency exchange rates related to our business operations. To reduce our risks related to these exposures, we utilize certain derivative instruments, namely foreign currency forward contracts. We do not use derivatives for speculative trading purposes.

We enter into foreign currency forward contracts, none of which are designated as hedging transactions for accounting purposes, to reduce our exposure to foreign currency fluctuations of certain liabilities denominated in foreign currencies. These exposures are hedged on a quarterly basis. As of June 30, 2014 and December 31, 2013, we had foreign currency forward contracts with notional amounts of €2.8 million ($3.8 million based on the exchange rate as of June 30, 2014) and €7.7 million ($10.6 million based on the exchange rate as of December 31, 2013), respectively, that were not designated as hedges. As of June 30, 2014 and December 31, 2013, we recorded a derivative asset within prepaid expenses and other current assets of $121,000 and $372,000, respectively, related to these foreign currency forward contracts.

We recorded an unrealized loss of $18,000 and $1,000 in interest and other income (expense), net on our condensed statements of operations related to these foreign currency forward contracts for the three and six months ended June 30, 2014, respectively. During the three and six months ended June 30, 2014, we settled foreign currency forward contracts and recognized a realized loss of $107,000 and $250,000, respectively, in interest and other income (expense), net. During the three and six months ended June 30, 2013 we recorded an unrealized gain of $182,000 and an unrealized loss of $352,000, respectively, and realized gains of $83,000 and $73,000, respectively.

Our derivative financial instruments present certain market and counterparty risks. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and, as a result, varies over time.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

6. Balance Sheet Components

Accrued and other liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Research and development related	$18,343	$16,110
Legal and accounting fees	413	462
Deferred rent	81	879
Other	478	345
Total accrued liabilities	$19,315	$17,796

7. Collaboration and License Agreements

Summary of Collaboration Related Revenue

We have recognized revenue from our collaboration and license agreements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Bayer and Janssen	$1,194	$1,318	$2,106	$2,438
BMS and Pfizer	503	1,106	945	3,094
Daiichi Sankyo	655	125	1,610	125
Lee's Pharmaceutical	63	52	125	52
Total collaboration and license revenue	$2,415	$2,601	$4,786	$5,709

Biogen Idec, Inc. (“Biogen Idec”)

In October 2011, we entered into an exclusive, worldwide license and collaboration agreement with Biogen Idec, under which Portola and Biogen Idec were to jointly develop and commercialize selective, novel oral Syk inhibitors for the treatment of autoimmune and inflammatory diseases.

In November 2012, we elected to exercise our option to convert the agreement to a fully out-licensed agreement. After election, we relinquished our right to share profits from sales of products related to  selective Syk inhibitors, but are entitled to receive royalties from sales of these products by Biogen Idec. Following exercise of the option, we are no longer obligated to fund the program under the agreement. The out-licensed agreement now provides for future payments to us of up to approximately $370.0 million based on the occurrence of certain development and regulatory events. As all contingent consideration payments are based solely on the performance of Biogen Idec, the milestone method of accounting will not be applied to such amounts. Biogen Idec has elected to assume all future development work for Syk inhibitors, including the major indications, such as allergic asthma. This agreement will continue until either party terminates the agreement or until the expiration of Biogen Idec’s royalty obligations under the agreement. Biogen Idec may terminate the agreement without cause upon 120 days’ notice. In such event, we would regain all development rights and Biogen Idec would have no further payment obligations pursuant to the agreement.

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

During the three and six months ended June 30, 2014 and 2013, we recorded a reduction in research and development expense of $86,000 and $156,000, and $164,000 and $494,000, respectively, owed by Biogen Idec to us under the cost-sharing terms of the agreement.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

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

During the three and six months ended June 30, 2013, we recognized $1.1 million and $3.1 million.  The deferred revenue balance as of June 30, 2014 was $0.

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

The contingent milestone payments under the January 2014 agreement are not considered substantive because a portion may be refunded upon certain events. The non-contingent portion of the milestone payment will be recognized as collaboration revenue on a straight-line basis over the estimated period of performance through the first quarter of 2017. The contingent portion of the milestone payments will be recognized if and when the refundable nature of these amounts lapses based upon the achievement of specified regulatory and/or clinical events. None of these milestones had been earned or received at June 30, 2014.

During the three and six months ended June 30, 2014 we recognized $503,000 and $945,000 in collaboration revenue, respectively. The deferred revenue balance as of June 30, 2014 was $12.1 million.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

During the three and six months ended June 30, 2014, we recognized $63,000 and $125,000 of collaboration revenue under this agreement, respectively. During the three and six months ended June 30, 2013, we recognized $52,000 of collaboration revenue.  The deferred revenue balance as of June 30, 2014 was $380,000.

Aciex Therapeutics, Inc. (“Aciex”)

In February 2013, we entered into a license and collaboration agreement with Aciex pursuant to which we granted Aciex an exclusive license to co-develop and co-commercialize Cerdulatinib (PRT2070) and certain related compounds for nonsystemic indications, such as the treatment and prevention of ophthalmological diseases by topical administration and allergic rhinitis by intranasal administration. In April 2014, this agreement was amended to release all rights for Cerdulatinib to Portola.  The collaboration is now focused on development of other related compounds for topical ophthalmic indications. Under the terms of this risk and cost sharing agreement, Portola and Aciex will each incur and report their own internal research and development costs. Further, third-party related development costs will be shared by Aciex and us 60% and 40%, respectively, until the end of the Phase 2 clinical study, and then equally afterwards. Also, we are entitled to receive either one-half of the profits, if any, generated by future sales of the products developed under the agreement, or royalty payments. Aciex has the primary responsibility for conducting the research and development activities under this agreement. We are obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. We can opt out of our obligation to share in the development costs at various points in time, the timing of which impacts future royalties we may receive based on product sales made by Aciex. All net costs we incur in connection with this agreement will be recognized as research and development expenses. During the three and six months ended June 30, 2014 and 2013 no such costs have been incurred related to this agreement.

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

During the three and six months ended June 30, 2014, we recognized $406,000 and $807,000 in collaboration revenue under this agreement, respectively. During the three and six months ended June 30, 2013, we recognized $1.3 million and $2.4 million in collaboration revenue respectively.  The deferred revenue balance as of June 30, 2014 was $316,000.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

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

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of June 30, 2014, no amounts had been recognized as collaboration revenue for any of these milestones. Amounts for the continent payment not considered to be a substantive milestone will be deferred when received and recognized as collaboration revenue on a straight-line basis over the estimated performance period through the first quarter of 2017.

During the three and six months ended June 30, 2014 we recognized $788,000  and $1.3 million in collaboration revenue under this agreement. The deferred revenue balance as of June 30, 2014 was $8.7 million.

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

During the three and six months ended June 30, 2014, we recognized $655,000, and $1.6 million in collaboration revenue associated with the contingent and non-contingent elements of the arrangement, respectively. During the three and six months ended June 30, 2013, we recognized $125,000 in collaboration revenue associated with the non-contingent element of this arrangement. The deferred revenue balance as of June 30, 2014 was $2.0 million.

8. Stock Based Compensation

In January 2013, our Board of Directors adopted our 2013 Equity Incentive Plan, or the 2013 Plan, which became effective upon of the closing of our IPO in May 2013. On January 1, 2014, the number of shares available for issuance under the 2013 Plan automatically increased by a number of shares equal to 5% of the total common stock outstanding at December 31, 2013. As of June 30, 2014 there were 6,949,108 shares reserved under the 2013 Plan for the issuance of awards.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

The following table summarizes option activity under our 2013 Equity Incentive Plan and related information during the six months ended June 30, 2014:

		Shares
		Subject to	Weighted-
	Shares Available	Outstanding	Average Exercise
	for Grant	Options	Price Per Share
Balance at December 31, 2013	81,948	3,708,773	$9.43
Options authorized	2,045,785	—	—
Options granted	(1,003,013)	1,003,013	25.47
Options exercised	—	(433,146)	6.34
Options canceled	52,470	(52,470)	11.77
Balance at June 30, 2014	1,177,190	4,226,170	$13.53

The estimated grant date fair values of the employee stock options were calculated using the Black Scholes valuation model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.89%	1.20%	1.89%	1.10%
Expected life	5.8	6.0	5.9	6.0
Expected Volatility	80%	79%	80%	79%
Dividend yield	—	—	—	—

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$1,283	$609	$2,330	$945
General and administrative	1,140	601	2,396	978
Total stock-based compensation	$2,423	$1,210	$4,726	$1,923

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

The following outstanding shares of common equivalent shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options to purchase common stock	4,226,170	3,787,915	4,226,170	3,787,915
Common stock warrants	13,873	82,575	13,873	82,575

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

10. Subsequent Events

Commercial Supply Agreement

On July 1, 2014, we entered into a Commercial Supply Agreement (“the Agreement”) with CMC ICOS Biologics, Inc. (“CMC Biologics”), pursuant to which CMC Biologics will manufacture clinical and commercial supply of Andexanet alfa and perform pre-validation and validation work on our behalf.

Under the Agreement, we are required to purchase an aggregate fixed number of batches of Andexanet alfa from CMC Biologics from 2015 through 2021. Total batch commitments under the Agreement can be increased or decreased based on the achievement of milestones relating to the regulatory approval process for Andexanet alfa, expansion of existing manufacturing capacity and operational qualification of CMC Biologics’ manufacturing facilities. We made an upfront payment to CMC Biologics in the amount of $10.0 million in July 2014 and are required to make a reservation payment to CMC Biologics of $4.6 million in November 2014. Both payments will be credited against our future purchases of batches under the Agreement.

Total fixed commitments under the Agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments, are approximately $294 million over the life of the Agreement from 2015 through 2021. We also committed to approximately $15 million worth of pre-validation and validation work which will be conducted pursuant to work orders under the arrangement.

The term of the Agreement is seven years and may be early terminated by either party for the other party’s uncured material breach or insolvency. We may also terminate the Agreement if CMC Biologics is unable to add additional manufacturing capacity on a timely basis, if certain manufacturing-related regulatory events do not occur before certain deadlines, or if the batch yield is below a certain threshold, in which case we are not obligated to pay CMC Biologics a termination payment and CMC Biologics will be obligated to refund the uncredited amounts of the upfront payment and reservation payment.

In addition, we may terminate the Agreement unilaterally if we discontinue the development and commercialization of Andexanet alfa for regulatory, safety, efficacy or other commercial reasons, or if the projected market demand or gross margin of Andexanet alfa is below a minimum threshold, in which case we will be obligated to pay CMC Biologics a termination payment ranging from between $5.0 million and $30.0 million, depending on the time of termination. Any remaining uncredited upfront payments or reservation payments at the time of termination will be credited towards the termination fee.

Collaboration with Daiichi Sankyo

In July 2014, we entered into a collaboration agreement with Daiichi Sankyo to include subjects dosed with edoxaban, their Factor Xa inhibitor product, in one of our Phase 3 studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Daiichi Sankyo will work closely with us on both development and regulatory aspects of Andexanet alfa in connection with our Phase 3 study to the extent such matters relate to edoxaban. Pursuant to our agreement with Daiichi Sankyo we are obligated to provide research and development and regulatory approval services and participate on various committees.

The total consideration under this agreement of $40.0 million consists of a $15.0 million upfront payment and up to $25.0 million of payments due upon the achievement of certain milestones associated with the progress of our Phase 3 study.

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

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic diseases and inflammation for patients who currently have limited or no approved treatment options. Since our inception in 2003, we have advanced several innovative compounds into clinical development. Our two lead programs address significant unmet medical needs in the area of thrombosis, or blood clots.  Our lead compound Betrixaban is a novel oral once-daily inhibitor of Factor Xa in Phase 3 development for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, or VTE, in acute medically ill patients for up to 35 days.    Our second lead development candidate Andexanet alfa, an FDA-designated breakthrough therapy, is a recombinant protein designed to reverse the anticoagulant activity in patients treated with a Factor Xa inhibitor who suffer an uncontrolled bleeding episode or undergo emergency surgery. Andexanet alfa is currently being evaluated in Phase 3 clinical trials. Our third product candidate, Cerdulatinib, formerly PRT2070, is an orally available kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and janus kinases, or JAK, enzymes that regulate important signaling pathways and is being developed for hematologic, or blood, cancers and inflammatory disorders. We are currently in a Phase 1/2 proof-of-concept study for Cerdulatinib in patients with non-Hodgkin’s lymphoma, or NHL, or chronic lymphocytic leukemia, or CLL, who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations. Our fourth program of highly selective Syk inhibitors is partnered with Biogen Idec Inc., or Biogen.

Our product candidates and collaboration agreements

Betrixaban

Betrixaban is a novel oral once-daily inhibitor of Factor Xa in development for extended duration VTE prophylaxis in acute medically ill patients for in-hospital and post discharge for up to 35 days. Acute medically ill patients are those who are hospitalized for serious non-surgical conditions, such as heart failure, stroke, infection, rheumatic disorders and pulmonary disorders. In March 2012, we initiated our pivotal biomarker-based Phase 3 APEX study, a randomized, double-blind, active-controlled, multicenter, multinational study to evaluate a once-daily dose of Betrixaban for a total of 35 days for superiority as compared to in-hospital administration of enoxaparin once daily for 6 to 14 days followed by placebo. Our APEX study is nearly 50% enrolled with over 475 active clinical trial sites in 32 countries worldwide. We believe that Betrixaban has several clinically important pharmacological properties that differentiate it from injectable enoxaparin and other oral Factor Xa inhibitors, including low renal clearance, a metabolic profile that limits drug-drug interaction, and a long half-life. Based on current enrollment, we expect our current Phase 3 study of Betrixaban, or APEX, to complete patient enrollment by the end of 2015.

In January 2013, we entered into a clinical collaboration agreement with Lee’s Pharmaceutical (HK) Ltd, or Lee’s, to jointly expand the Phase 3 APEX study of Betrixaban into China with an exclusive option for Lee’s to negotiate for the exclusive commercial rights to Betrixaban in China.

Andexanet alfa

Andexanet alfa, an FDA-designated breakthrough therapy, is a recombinant protein designed to reverse the anticoagulant activity in patients treated with a Factor Xa inhibitor who suffer an uncontrolled bleeding episode or undergo emergency surgery. Currently, there is no antidote or reversal agent approved for use against Factor Xa inhibitors.  We completed two Phase 2 proof-of-concept studies of Andexanet alfa in healthy volunteers who were administered a Factor Xa inhibitor Eliquis® (apixaban) manufactured by Bristol-Myers Squibb, or BMS, and Pfizer Inc., or Pfizer, and XARELTO® (rivaroxaban) manufactured by Bayer Pharma AG, or Bayer, and Janssen Pharmaceuticals, Inc., or Janssen. We completed a Phase 2 proof-of-concept study evaluating Andexanet alfa as a reversal agent for enoxaparin, a low molecular weight heparin and our Phase 2 proof-of-concept study to evaluate Andexanet alfa as a reversal agent for edoxaban, manufactured by Daiichi Sankyo, Inc., or Daiichi Sankyo, is ongoing. Andexanet alfa is the first therapy to demonstrate reversal of a Factor Xa inhibitor in a clinical study. We have initiated three Phase 3 studies, one study is with BMS and Pfizer’s Factor Xa inhibitor, Eliquis®, which was initiated in the first quarter of 2014, one study is with Bayer and Janssen’s Factor Xa inhibitor, XARELTO®, which was initiated in the second quarter of 2014 and one study is with Daiichi Sankyo’s Factor Xa inhibitor, edoxaban, which will be initiated in the third quarter of 2014.

Our current Phase 2 and Phase 3 studies are using clinical material from CMC Biologics. In anticipation of a potential Biologics License Application, or BLA, filing and subsequent commercialization, we signed an agreement in June 2013 with Lonza Group Ltd, or Lonza, to develop a large-scale manufacturing process for Andexanet alfa. Following an assessment of ongoing manufacturing activities at CMC Biologics and Lonza, we have modified our plans for commercial launch. We made a strategic decision to continue and expand our ongoing work with CMC Biologics from clinical supply to commercial supply for a potential BLA filing and U.S. launch within our original timelines. In July 2014,we entered into a commercial supply agreement with CMC Biologics to increase their production capacity at a lower cost than that of our current clinical supply for Andexanet alfa. Total fixed commitments under the agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments, are $294 million over the life of the agreement from 2015 through 2021. We have also committed to $15 million worth of pre-validation and validation work pending the execution of applicable work orders. Our original plan to increase capacity and enhance the manufacturing process at Lonza to support broader worldwide supply following our potential BLA filing, remains the same.

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

In February 2014, we entered into a second collaboration agreement with Bayer and Janssen to evaluate Andexanet alfa as a reversal agent for the FDA-approved oral Factor Xa inhibitor rivaroxaban through Phase 3 studies. Our original collaboration agreement with Bayer and Janssen covers the conduct of a Phase 2 proof-of-concept study. The new collaboration agreement covers the conduct of Phase 3 studies of Andexanet alfa with rivaroxaban and any potential U.S. and EU regulatory approval of Andexanet alfa as reversal agent of rivaroxaban. The Phase 3 studies are currently ongoing. Under this new collaboration agreement, we received an upfront payment of $10.0 million and are eligible to receive additional development and regulatory milestone payments of up to $15.0 million. These payments represent the total consideration under this agreement. Bayer and Janssen will continue to provide development and regulatory guidance for the program.

Under both agreements with Bayer and Janssen, we retain full, worldwide development and commercial rights to Andexanet alfa.   This Phase 3 collaboration agreement will continue in force until the approval of Andexanet alfa as a reversal agent for rivaroxaban by the FDA and EMA.  Bayer and Janssen may terminate this agreement for convenience with 60 days’ advance written notice or for our bankruptcy or change of control.  In addition, either party may terminate this agreement for the other party’s uncured material breach or material safety issues, or we can also terminate this agreement for failure of the Phase 3 studies.

In July 2014, we entered into a collaboration agreement with Daiichi Sankyo to include subjects dosed with edoxaban, their Factor Xa inhibitor product, in one of our Phase 3 studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Daiichi Sankyo will work closely with us on both development and regulatory aspects of Andexanet alfa in connection with our Phase 3 study to the extent such matters relate to edoxaban. Pursuant to our agreement with Daiichi Sankyo we are obligated to provide research and development and regulatory approval services and participate on various committees. Under this collaboration agreement, we will receive an upfront payment of $15.0 million and are eligible to receive additional payments up to $25.0 million due upon the achievement of certain milestones associated with the progress of our Phase 3 study.

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

For purposes of this discussion and analysis of our financial condition and results of operations, we refer to our agreements with Millennium Pharmaceuticals, Inc., Merck & Co. Inc., or Merck, Lee’s, BMS and Pfizer, Bayer and Janssen, Daiichi Sankyo, Aciex Therapeutics, Inc., or Aciex, Biogen Idec, Astellas Pharma, Inc., or Astellas, and Novartis Pharma A.G., or Novartis, collectively as our collaboration agreements.

Financial operations overview

Revenue

Our revenue to date has been generated primarily from collaboration and license revenue pursuant to our collaboration agreements. We have not generated any revenue from commercial product sales to date. Since inception, in connection with our agreements with Novartis, Merck, Biogen Idec, , BMS and Pfizer, Bayer and Janssen, Lee’s and Daiichi, we have received payments  in the aggregate amount of $201.7 million, as initial upfront payments, contingent consideration   and a milestone payment of which $6.5 million is subject to a 50% refund provision, pursuant to our Phase 3 clinical collaboration agreement with BMS and Pfizer.

We may also be entitled to additional milestone payments and other contingent payments upon the occurrence of specific events. Due to the nature of these collaboration agreements and the nonlinearity of the earnings process associated with certain payments and milestones, we expect that our revenue will continue to fluctuate in future periods.

The following table summarizes the sources of our revenue, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Bayer and Janssen	$1,194	$1,318	$2,106	$2,438
BMS and Pfizer	503	1,106	945	3,094
Daiichi Sankyo	655	125	1,610	125
Lee's Pharmaceutical	63	52	125	52
Total collaboration and license revenue	$2,415	$2,601	$4,786	$5,709

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

The following table summarizes our research and development expenses incurred by product candidate:

	Phase of	Three months ended June 30,		Six months ended June 30,
	development	2014	2013	2014	2013
		(in thousands)		(in thousands)
Product candidate		(unaudited)		(unaudited)
Betrixaban	Phase 3	$16,413	$11,947	$31,324	$22,697
Andexanet alfa	Phase 2/3	10,760	7,997	22,759	13,777
Cerdulatinib	Phase 1/2	1,575	1,114	2,647	2,145
Syk selective inhibitor	Pre-clinical	(52)	(235)	(63)	(206)
Elinogrel(1)	Phase 3 ready	2	10	2	46
Other research and development expenses(2)		285	-	468	97
Total research and development expenses(3)		$28,983	$20,833	$57,138	$38,556

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

Results of operations

Comparison of the three and six months ended June 30, 2014 and 2013

Revenue

	Three Months Ended June 30,		Increase /	% Increase /	Six Months Ended June 30,		Increase /	% Increase /
	2014	2013	(Decrease)	(Decrease)	2014	2013	(Decrease)	(Decrease)
	(dollars in thousands)
	(unaudited)
Collaboration and license revenue	2,415	2,601	(186)	(7%)	4,786	5,709	(923)	(16%)

The decrease in collaboration and license revenue during the three months ended June 30, 2014 was due to the decrease in revenue with respect to our BMS and Pfizer Phase 2 agreement of $1.1 million which was completed in December 2013 and our Bayer and Janssen Phase 2 agreement of $0.9 million which is expected to be completed in the fourth quarter of 2014. This decrease in revenue was partially offset by an increase in revenue from our BMS and Pfizer Phase 3 agreement of $0.5 million which we entered into in January of 2014, Bayer and Janssen Phase 3 agreement of $0.8 million, which we entered into in February of 2014, and Daiichi Sankyo Phase 2 agreement of $0.5 million, which we entered into in the second quarter of 2013.

The decrease in collaboration and license revenue during the six months ended June 30, 2014 was due to the decrease in revenue with respect to our BMS and Pfizer Phase 2 agreement of $3.1 million which was completed in December 2013 and our Bayer and Janssen Phase 2 agreement of $1.6 million which is expected to be completed in the fourth quarter of 2014. This decrease in revenue was partially offset by an increase in revenue from our BMS and Pfizer Phase 3 agreement of $0.7 million which we entered into in January of 2014, Bayer and Janssen Phase 3 agreement of $1.3 million, which we entered into in February of 2014, and Daiichi Sankyo Phase 2 agreement of $1.5 million, which we entered into in the second quarter of 2013.

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

Pursuant to our Phase 2 agreement with Daiichi Sankyo, we are obligated to perform preclinical proof-of-concept studies and participate on a JCC with Daiichi Sankyo to oversee the collaboration activities under the agreement. The total consideration under this agreement is $6.0 million, which includes contingent consideration of $3.0 million and non-contingent consideration of $3.0 million. The total non-contingent consideration under this agreement of $3.0 million was fully recognized as revenue on a straight-line basis over the estimated non-contingent performance period through the first quarter 2014. The recognition of contingent consideration under this agreement of $3.0 million commenced upon resolution of the contingency in the first quarter 2014 and is being recognized over the remaining estimated performance period, through the first quarter of 2015.

In July 2014, we entered into a clinical collaboration agreement with Daiichi Sankyo to include subjects dosed with edoxaban, their Factor Xa inhibitor product, in one of our Phase 3 studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Daiichi Sankyo will work closely with us on both development and regulatory aspects of Andexanet alfa in connection with our Phase 3 study to the extent such matters relate to edoxaban. Pursuant to our Phase 3 agreement with Daiichi Sankyo we are obligated to provide research and development services and participates on various committees. Under this collaboration agreement, we will receive an upfront payment of $15.0 million and are eligible to receive additional payments up to $25.0 million due upon the achievement of certain milestones associated with the progress of our Phase 3 study.

We expect revenue recognized in future periods, until we achieve product commercialization, to fluctuate as we recognize revenue related to our existing collaboration agreements and enter into new collaboration agreements.

Research and development expenses

	Three Months Ended June 30,		Increase /	% Increase /	Six Months Ended June 30,		Increase /	% Increase /
	2014	2013	(Decrease)	(Decrease)	2014	2013	(Decrease)	(Decrease)
	(dollars in thousands)
	(unaudited)
Research and development expenses	28,983	20,833	8,150	39%	57,138	38,556	18,582	48%

The increase in research and development expenses during the three months ended June 30, 2014 was primarily due to the following:

—	increased program costs of $4.5 million to advance Betrixaban;
—	increased program costs of $2.8 million to advance Andexanet alfa; and
•	increased program costs of $0.5 million to advance Cerdulatinib.

The increase in research and development expenses during the six months ended June 30, 2014 was primarily due to the following:

—	increased program costs of $8.6 million to advance Betrixaban;
—	increased program costs of $9.0 million to advance Andexanet alfa; and
•	increased program costs of $0.5 million to advance Cerdulatinib.

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

General and administrative expenses

	Three Months Ended June 30,		Increase /	% Increase /	Six Months Ended June 30,		Increase /	% Increase /
	2014	2013	(Decrease)	(Decrease)	2014	2013	(Decrease)	(Decrease)
	(dollars in thousands)
	(unaudited)
General and administrative expenses	4,937	3,708	1,229	33%	10,177	6,747	3,430	51%

The increase in general and administrative expenses during the three months ended June 30, 2014 was primarily related to increased headcount related costs including stock based compensation expense resulting from the increased value of the underlying stock options following our IPO in May 2013 of $0.5 million, higher professional and legal fees to support general corporate activities and business development of $0.5 million and increased costs associated with being a public company including directors and officer’s insurance and director fees of $0.2 million.

The increase in general and administrative expenses during the six months ended June 30, 2014 was primarily related to increased headcount related costs including stock based compensation expense resulting from the increased value of the underlying stock options following our IPO in May 2013 of $1.9 million, higher professional and legal fees to support general corporate activities and business development of $1.0 million and increased costs associated with being a public company including directors and officer’s insurance and director fees of $0.5 million.

We expect general and administrative expenses to increase in order for us to continue to support our growing business and the costs of being a public company including compliance with the Sarbanes Oxley Act of 2002.

Interest and other income (expense), net

	Three Months Ended June 30,		Increase /	% Increase /	Six Months Ended June 30,		Increase /	% Increase /
	2014	2013	(Decrease)	(Decrease)	2014	2013	(Decrease)	(Decrease)
	(dollars in thousands)
	(unaudited)
Interest and other income (expense), net	155	342	(187)	(55%)	453	(147)	600	(408%)

The decrease in interest and other income (expense), net during the three months ended June 30, 2014 was primarily due to foreign currency exchange losses of $0.1 million in the three months ended June 30, 2014 compared to foreign currency exchange gains of $0.3 million in the three months ended June 30, 2013. These gains and losses are primarily related to fluctuations in the Euro compared to the U.S. dollar and unrealized gains and losses related to our foreign currency forward contracts. This decrease was partially offset by an increase in interest income due to higher cash balances during the three months ended June 30, 2014.

The increase in interest and other income (expense), net during the six months ended June 30, 2014 was primarily due to foreign currency exchange gains of $0.1 million in the six months ended June 30, 2014 compared to foreign currency exchange losses of $0.3 million in the six months ended June 30, 2013 and an increase in interest income due to higher cash balances during the six months ended June 30, 2014.

Liquidity and capital resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through equity sales and payments from our collaboration partners. Our expenditures are primarily related to research and development activities. At June 30, 2014, we had available cash, cash equivalents and investments of $285.9 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

On May 28, 2013, we closed our IPO, of 9,686,171 shares of our common stock, which included 1,263,413 shares of common stock issued pursuant to the over-allotment option granted to the underwriters. The public offering price of the shares sold in the offering was $14.50 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-187901), which was declared effective by the SEC on May 21, 2013. The total proceeds from the offering to us, net of underwriting discounts and commissions of approximately $9.4 million, were approximately $131.0 million. After deducting offering expenses payable by us of approximately $5.1 million, our net proceeds were approximately $125.8 million. As of June 30, 2014, no accrued offering costs remained unpaid. Upon the closing of the IPO, 24,026,797 shares of convertible preferred stock then outstanding automatically converted into 24,026,797 shares of our common stock.

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

Since inception, in connection with our agreements with Novartis, Merck, Biogen Idec, BMS and Pfizer, Bayer and Janssen, Lee’s, and Daiichi Sankyo we have received payments in the aggregate of $201.7 million, as initial upfront payments, contingent consideration and a milestone payment. In addition, we have received proceeds of $317.3 million from the sale of our convertible preferred stock.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,		Increase /	% Increase /
	2014	2013	(Decrease)	(Decrease)
	(dollars in thousands)
	(unaudited)
Cash used in operating activities	(33,232)	(29,327)	(3,905)	13%
Cash used in investing activities	(30,440)	(40,393)	9,953	(25%)
Cash provided by financing activities	2,967	128,353	(125,386)	(98%)
Net increase (decrease) in cash	(60,705)	58,633	(119,338)	(204%)

Cash used in operating activities

Cash used in operating activities was $33.2 million for the six months ended June 30, 2014 reflecting a net loss of $62.1 million, which was decreased by non-cash charges of $4.7 million for stock-based compensation, $1.8 million for amortization of premium on investments and $0.7 million for depreciation and amortization. Cash used in operating activities also reflected an increase in net operating assets of $21.6 million primarily due to an increase in deferred revenue of $18.2 million related to upfront payments from BMS and Pfizer, subject to a 50% refund provision, and Bayer and Janssen in the six months ended June 30, 2014, partially offset by the recognition of collaboration revenue earned of $2.4 million from our collaboration agreements, increases in accounts payable and accrued and other liabilities of $4.3 million related to higher clinical study and related costs as we continue to increase our research and development activities. Cash used in operating activities also reflected an increase in prepaid expenses and other current assets of $1.3 million primarily reflecting  recognition of clinical trial upfront fees upon contract execution of $0.3 million, withholding tax receivable on our Bayer collaboration payment of $0.7 million, interest receivable on our investment portfolio of $0.3 million, partially offset by a reduction in unrealized gains on our foreign currency forward contracts of $0.3 million in the six months ended June 30, 2014. Also reflected in cash used in operating activities is a decrease in accrued compensation and employee benefits of $0.3 million attributable to 2013 bonuses that were paid in the six months ended June 30, 2014.

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

Cash used in investing activities

Cash used in investing activities of $30.4 million for the six months ended June 30, 2014 was primarily related to purchases of investments of $143.5 million and capital equipment purchases of $1.0 million, partially offset by proceeds from sales of investments of $3.0 million and proceeds from maturities of investments of $111.0 million.

Cash used in investing activities of $40.4 million for the six months ended June 30, 2013 was primarily related to purchases of investments of $98.6 million and capital equipment purchases of $0.3 million, partially offset by proceeds from sales of investments of $4.6 million and proceeds from maturities of investments of $53.9 million.

Cash provided by financing activities

Cash provided by financing activities of $3.0 million for the six months ended June 30, 2014, was related to proceeds from the exercise of stock options and proceeds from employee stock purchase program purchases.

Cash provided by financing activities of $128.4 million for the six months ended June 30, 2013, was related to proceeds from our IPO, net of underwriting discounts and commissions of $131.0 million, partially offset by payments of deferred offering costs of $2.9 million.

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

Contractual obligations

During the six months ended June 30, 2014, there have been no material changes outside the ordinary course of business in our specified contractual obligations as disclosed in our Annual Report for the year ended December 31, 2013 filed with the SEC.

On July 1, 2014, we entered into a commercial supply agreement with CMC Biologics, pursuant to which CMC Biologics will manufacture clinical and commercial supply of Andexanet alfa and perform pre-validation and validation work on our behalf. Total fixed commitments under the agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments, are $294.0 million over the life of the agreement from 2015 through 2021. We have also committed to $15.0 million worth of pre-validation and validation work pending the execution of applicable work orders.

We may terminate the agreement unilaterally if we discontinue the development and commercialization of Andexanet alfa for regulatory, safety, efficacy or other commercial reasons, or if the projected market demand or gross margin of Andexanet alfa is below a minimum threshold, in which case we will be obligated to pay CMC Biologics a termination payment ranging from between $5.0 million and $30.0 million, depending on the time of termination.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2014, we had cash, cash equivalents and investments of $285.9 million consisting of cash and liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development and manufacturing activities with vendors in Europe. Beginning in 2012, we have utilized foreign currency forward contracts to mitigate our exposure to foreign currency gains and losses. We made payments in the aggregate amount of €14.1 million and €6.9 million to our European vendors during the six months ended June 30, 2014 and 2013, respectively. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros. For the six months ended June 30, 2014, the effect of the exposure to these fluctuations in foreign exchange rates was not material. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency forward contracts would have increased unrealized gain by $0.4 million or decreased unrealized gain by $1.2 million, respectively, at June 30, 2014. We hedge our foreign currency exposures but we have not used derivative financial instruments for speculation or trading purposes.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. Although we reported net income for the years ended December 31, 2012 and December 31, 2011, this was primarily due to the recognition of all remaining deferred revenue following the termination of two of our collaboration agreements. We have incurred significant operating losses prior to 2011 and since 2012 and expect to incur substantial and increasing losses for the foreseeable future. As of June 30, 2014, we had an accumulated deficit of approximately $348 million.

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

We are advancing multiple product candidates through the research and clinical development process. The completion of the development and the potential commercialization of our product candidates, should they receive approval, will require substantial funds. As of June 30, 2014, we had $286 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

We have invested a significant portion of our efforts and financial resources into the development of Betrixaban, Andexanet alfa, and, to a lesser extent, Cerdulatinib and our selective Syk inhibitor program. Our ability to generate product revenue, which will not occur until after regulatory approval, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of one of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

• ability to manufacture product commercially at acceptable costs;

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

Similarly, the favorable results from our initial Phase 2 proof-of concept studies of Andexanet alfa, evaluating the effect of Andexanet alfa in healthy volunteers taking apixaban, rivaroxaban or enoxaparin, may not be predictive of success in our other Phase 2 proof-of-concept studies or other later studies, including our on-going Phase 3 studies of Andexanet alfa evaluating the safety and efficacy of Andexanet alfa with apixaban, rivaroxaban and edoxaban. We do not yet know how the results from our Phase 1 studies of Andexanet alfa or all of our Phase 2 studies in healthy volunteers taking Andexanet alfa will translate into clinical outcomes in our intended target population of patients treated with a Factor Xa inhibitor who suffer an uncontrolled bleeding episode or undergo emergency surgery. Moreover, the results from our studies to date of Andexanet alfa may not address the effect of repeat doses or allow a determination of the optimal therapeutic dose of Andexanet alfa for our intended target patient population.

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

For example, our APEX study is expected to enroll approximately 6,850 patients at over 450 study sites throughout the world. We have never previously conducted a study of this magnitude and can provide no assurance that we will be able to enroll patients at a sufficient pace to complete the study within our projected time frame. The first patient was enrolled in APEX in March 2012, and, based on current enrollment, we expect patient enrollment to be completed by the end of 2015, later than we initially estimated. Completing the study by that date will require us to continue to activate new clinical study sites and to enroll patients at forecasted rates at both new and existing clinical study sites. Our forecasts regarding the rates of clinical site activation and patient enrollment at those sites are based on a number of assumptions including assumptions based on past experience with our APEX study. However, there can be no assurance that those forecasts will be accurate or that we will complete our APEX study by the currently anticipated date. During the initial months of the APEX study, the number of clinical sites activated and the number of patients enrolled at each clinical site per month was lower than we had anticipated and, as a result, we made a number of adjustments to the clinical study plan, including increasing the number of clinical study sites. These adjustments have increased the cost of the study. We can provide no assurance that those adjustments will be sufficient to enable us to complete the APEX study within our anticipated time frame. If we experience delays in enrollment, our ability to complete our APEX study could be materially adversely affected. If we are unable to enroll the patients at the projected rate, the completion of the study could be delayed and the costs of conducting the study could increase, either of which could have a material adverse effect on our business.

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

Assuming the success of our APEX study, we anticipate seeking regulatory approval for Betrixaban in the United States for extended duration VTE prophylaxis in acute medically ill patients both in-hospital and post-discharge for up to 35 days. It is possible that the FDA may not consider the results of our APEX study to be sufficient for approval of Betrixaban for this indication. In general, the FDA suggests that sponsors complete two adequate and well-controlled clinical studies to demonstrate effectiveness because a conclusion based on two persuasive studies will be more compelling than a conclusion based on a single study. Although the FDA has informed us that our APEX study, plus supportive Phase 2 data obtained to date, could potentially provide sufficient safety and efficacy data for extended duration VTE prophylaxis in acute medically ill patients both in-hospital and postdischarge for up to 35 days, the FDA has further advised us that whether one or two adequate and well-controlled clinical studies are required will be a review issue in connection with a new drug application, or NDA, submission. Even if we achieve favorable results in our APEX study, the FDA may nonetheless require that we conduct additional clinical studies, possibly using a different clinical study design.

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

We have limited experience manufacturing our products on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In addition, to meet expected market demand we believe we will need to scale to larger equipment and improve the manufacturing process for Andexanet alfa. If we unable to manufacture our products on a commercial scale or scale to increased production, this could potentially delay regulatory approval and commercialization or materially reduce our net income.

There are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for any product candidate, there is no assurance that our manufacturer will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities of the approved product for commercialization, either on a timely basis or at all, our commercialization efforts would be impaired, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In particular, we face uncertainties and risks associated with scaling up the manufacturing for Andexanet alfa. Andexanet alfa is a biological molecule, or biologic, rather than a small molecule chemical compound like our other product candidates. The manufacture of biologics involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. As a result, the cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process is more complex and is difficult to reproduce. There is no assurance we will be successful in establishing a larger-scale commercial manufacturing process for Andexanet alfa which achieves our objectives for manufacturing capacity and cost of goods. Additionally, if the effective dose of Andexanet alfa is higher than we anticipate or the obtainable sales price is lower than we anticipate, Andexanet alfa may not be commercially viable.

Andexanet alfa used in our clinical studies is currently produced for us by a third-party contract manufacturer, CMC ICOS Biologics, Inc., or CMC Biologics. However, to support broader U.S. and worldwide supply with a lower cost, we will need to increase the current planned production capacity at CMC ICOS or add production from a higher-volume manufacturer, such as Lonza Group Ltd, or Lonza. In June 2013, we entered into an agreement with Lonza to develop a more efficient, larger-scale commercial manufacturing process. This agreement provides that Lonza will be our exclusive commercial supplier of Andexanet alfa for the first two years following initial regulatory approval of the product. Scaling up and improving a biologic manufacturing process is an expensive, difficult, uncertain and time-consuming task, and we can give no assurance that we will be successful in developing and implementing this new process either on a timely basis or at all. In this regard, we  completed our first 10,000 liter scale engineering batch with Lonza, in the first quarter of this year.  The run successfully produced drug product that met our specifications and it appeared comparable to previously manufactured material.  However, the yield was lower than we expected and we determined that this would result in a delay in achieving our goal for scale-up process and our Biologics License Application, or BLA, submission on our intended timeline in the fourth quarter of 2015.  As a result we have decided that our BLA submission will use material from our ongoing CMC Biologics manufacturing process in order to support our potential U.S. launch within our internal timeline. In addition, we believe that in order to meet potential supply demand in the U.S. following the initial launch, CMC Biologics should modify an existing production facility to expand, and we recently entered into a commercial supply (manufacturing services) agreement with CMC Biologics for this purpose. The CMC Biologics facility will provide a smaller quantity of commercial product, and at a higher cost of goods, than we contemplated under our Lonza agreement.

Our broader worldwide commercial supply of Andexanet alfa is still expected to be manufactured by Lonza using what we anticipate will be a more cost-effective process, with the first commercial material from Lonza becoming available following our U.S. launch. In light of the revised manufacturing plans for our potential U.S. launch, we are currently in negotiations with Lonza to revise our commercial relationship. This revision will entail, among other things, modifying the exclusivity provision of our existing commercial supply agreement. If we are not able to reach agreement with Lonza on a revised commercial relationship, Lonza may claim that we breached the exclusivity provision of our current commercial supply agreement by signing our new agreement with CMC Biologics. If it were to be determined that we breached the Lonza agreement, we could be required to pay to damages to Lonza, which could have a material adverse effect on our business and financial condition.

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

We also may not be successful entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively, which could damage our reputation. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

While there are no therapies approved specifically as antidotes for Factor Xa inhibitors, there is at least one other drug candidate being studied in early stage clinical trials as a potential antidote to factor Xa inhibitors. Andexanet alfa, if approved, may compete with other currently approved treatments designed to enhance coagulation, such as fresh frozen plasma, prothrombin complex concentrates, recombinant Factor VIIa or whole blood. Although there is no clinical evidence supporting the use of such treatments in patients taking Factor Xa inhibitors, physicians may choose to use them because of familiarity, cost or other reasons. In addition, we are aware that several companies have conducted preclinical research on compounds intended to be antidotes for Factor Xa inhibitors and that at least one company has initiated a Phase 1 clinical trial of an antidote.

There are also a number of products in clinical development for hematologic cancer, ophthalmological diseases, allergic rhinitis, allergic asthma and other inflammatory diseases that are potential indications for Cerdulatinib or selective Syk inhibitors. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or noncompetitive. Many competing products are in later stages of development than our products and are, therefore, likely to obtain FDA or other regulatory approval for their products before we obtain approval for ours. Many of our competitors, including a number of large pharmaceutical companies that compete directly with us, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

All manufacturers of our product candidates must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacturing, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical studies, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or impair our reputation.

We currently rely critically on individual suppliers for each of our product candidates. For example, we rely on Hovione Inter Limited to produce the active pharmaceutical ingredient for Betrixaban for our APEX study; we are contracting with CMC Biologics to expand its production capacity of Andexanet alfa bulk drug substance to support our potential U.S. commercial launch, and we have engaged Lonza to develop a new, higher-capacity and lower cost process for Andexanet alfa bulk drug substance in order to support our broader, worldwide commercialization strategy. On July 1, 2014, we entered into a Commercial Supply Agreement with CMC Biologics, pursuant to which CMC Biologics will manufacture clinical and commercial supply of Andexanet alfa for us. In addition, CMC Biologics will provide pre-validation and validation work on our behalf. Total fixed commitments under our agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments, are $294.0 million over the life of the agreement from 2015 through 2021. We have also committed to $15 million worth of prevalidation work pending the execution of applicable work orders. Our current agreements with our suppliers do not provide for the entire supply of the drug product necessary for all anticipated clinical studies or for full scale commercialization. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug product necessary for our clinical and commercial supply needs, or if any single source supplier terminates the agreement in response to a breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture the product candidate until a qualified alternative supplier is identified, which could also significantly delay the development of, and impair our ability to commercialize, our product candidates.

One of our leading product candidates, Andexanet alfa, is a biologic and therefore requires a complex production process. In addition to our contracts for bulk drug substance of Andexanet alfa, we have engaged a new sole-source vendor to perform lyophilization and packaging. In connection with scale-up to commercial production, we intend to make certain changes to the manufacturing process in order to increase its scale and efficiency. There can be no assurance that will be able to successfully implement these transitions or implement the proposed improvements to the manufacturing process. In particular, in order to obtain FDA approval of material produced by a new vendor or using a new process, we will need to demonstrate that such material is comparable to the clinical material we previously used.  Demonstrating comparability can require significant pre-clinical and clinical studies. If we are not able to demonstrate comparability, then the material would be considered a new biological entity and a full BLA submission would be required for approval, resulting in additional time and expense. We recently completed our first engineering batch at Lonza, and while the run successfully produced drug product that meets our comparability specifications, it did not achieve the yield we expected and therefore the scale-up process will take longer than previously expected. If we are not able to establish targeted capacity at CMC Biologics and Lonza on a timely basis, implement the proposed transitions in a timely manner, or establish comparability of the new material, or obtain the anticipated improvements in efficiency, our business, financial condition, results of operations and growth prospects would be materially adversely affected.

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

In January 2013, we entered into a clinical collaboration agreement with Lee’s Pharmaceutical (HK) Ltd, or Lee’s, to jointly expand our Phase 3 APEX study of Betrixaban into China with an exclusive option for Lee’s to negotiate for the exclusive commercial rights to Betrixaban in China. In October 2012, we entered into a three-way agreement with Bristol-Myers Squibb Company, or BMS, and Pfizer Inc., or Pfizer, to include subjects dosed with apixaban, their jointly owned Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. In February 2013, we entered into a three-way agreement with Bayer and Janssen to include subjects dosed with rivaroxaban, their Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. In June 2013, we entered into an agreement with Daiichi Sankyo, Inc., or Daiichi Sankyo, to include subjects dosed with edoxaban, their Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. In January 2014, we entered into a second clinical collaboration agreement with BMS and Pfizer to further study Andexanet alfa as an antidote for their jointly owned product candidate apixaban through Phase 3 studies. In January 2014, we entered into a second clinical collaboration agreement with Bayer and Janssen to evaluate Andexanet alfa as a reversal agent for the FDA-approved oral Factor Xa inhibitor rivaroxaban through Phase 3 studies. In July 2014, we entered into a second clinical collaboration agreement with Daiichi Sankyo to evaluate Andexanet alfa as a reversal agent for edoxaban through regulatory approval. In February 2013, and as amended in April 2014, we entered into a license and collaboration agreement with Aciex Therapeutics, Inc., or Aciex, pursuant to which we granted Aciex an exclusive license to co-develop and co-commercialize certain preclinical Syk inhibitors for nonsystemic indications, such as the treatment and prevention of ophthalmological diseases by topical administration and allergic rhinitis by intranasal administration.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until December 31, 2014.

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

In connection with our Betrixaban and Andexanet alfa studies, we are currently utilizing certain suppliers outside of the United States, which subjects us to certain of the above risks. For example, a significant number of our Apex trial sites and enrolled patients are in Russia and the Ukraine, and the recent political unrest in the Ukraine has disrupted activities at two of our trial sites in the Crimea. Continued or worsening political unrest in this region and the effect of international sanctions could adversely affect patient enrollment or other activities at our sites in the Ukraine and Russia.

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

The effects of these changes are currently unclear as the United States Patent and Trademark Office, or USPTO, has only recently implemented various regulations, the courts have only just begun to issue decisions addressing these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. We may become involved in opposition or interference proceedings challenging our patent rights or the patent rights of others, and the outcome of any proceedings are highly uncertain. For example, in November 2013, Zentiva k.s. and Günter SÖLCH separately filed papers with the European Patent Office opposing European Patent 2101760, assigned to Millennium Pharmaceuticals, Inc., to which we have an exclusive license. This patent is related to a formulation of Betrixaban. The opposition proceedings are still pending. An adverse determination in this or any other such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

We may pursue commercialization for our future products in international markets, either through distribution and marketing partners or our own internal marketing.  In order to market our future products in the European Economic Area, or EEA, and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. Before granting the MA, the European Medicines Agency or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

Based on a review of SEC filings, we believe that our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own shares representing approximately 31% of our common stock, based on 41,396,604 shares of common stock outstanding as of June 30, 2014. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We are incurring significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, and rules of the SEC and those of The NASDAQ Stock Market, or the NASDAQ, have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel have and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2014. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2014. Our compliance with Section 404 of the Sarbanes-Oxley Act, as applicable, will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404, as applicable, in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

• stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

• our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.4 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $35.2 million as of June 30, 2014, based on the closing price of our common stock of $29.18 on such date in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

PORTOLA PHARMACEUTICALS, INC.

August 6, 2014	By:	/s/ William Lis
William Lis
Chief Executive Officer

August 6, 2014	By:	/s/ Mardi C. Dier
Mardi C. Dier
Chief Financial Officer

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013
3.2	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013
4.3	Third Amended and Restated Investor Rights Agreement, dated as of November 11, 2011, by and among Portola Pharmaceuticals, Inc., and certain of its stockholders.	S-1	333-187901	10.6	4/12/2013
4.4	Warrant to Purchase Shares of Series A Preferred Stock by and between the registrant and General Electric Capital Corporation, dated January 21, 2005.	10-Q	001-35935	4.4	11/06/13
4.6	Warrant to Purchase Shares of Series B Preferred Stock by and between Portola Pharmaceuticals, Inc., and Comerica Incorporated, dated September 29, 2006.	10-Q	001-35935	4.6	11/06/13
4.7	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006.	10-Q	001-35935	4.7	11/06/13
4.8	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and HCP Life Science Assets TRS, LLC, dated December 15, 2006.	10-Q	001-35935	4.8	11/06/13
4.9	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and Bristow Investments, L.P., dated December 15, 2006.	10-Q	001-35935	4.9	11/06/13
10.4	Form of Executive Severance Benefits Agreement (replaces Form of 2006 Executive Change in Control Severance Benefits Agreement)+*
10.23†*	First Amendment of the License and Collaboration Agreement made and effective as of April 7, 2014 by and between Biogen Idec MA Inc. and Portola Pharmaceuticals, Inc.	10-Q	001-35935	10.23	5/13/2014
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.
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