Form 10-Q
period 2014-09-30
PORTOLA PHARMACEUTICALS INC
filed 2014-11-10
CIK 1269021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 3, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 48,632,251.

PORTOLA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

ITEM 1.	FINANCIAL STATEMENTS

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,144	$117,773
Short-term investments	172,060	150,892
Receivables from collaborators	73	309
Prepaid expenses and other current assets	4,730	3,733
Total current assets	230,007	272,707
Property and equipment, net	2,732	2,600
Long-term investments	36,803	50,371
Prepaid and other long-term assets	10,007	53
Total assets	$279,549	$325,731
	0
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,531	$3,232
Accrued compensation and employee benefits	2,498	2,569
Accrued and other liabilities	15,284	17,796
Deferred revenue, current portion	9,875	1,958
Total current liabilities	40,188	25,555
Deferred revenue, long-term	29,123	3,253
Other long-term liabilities	1,006	588
Total liabilities	70,317	29,396

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at September 30, 2014 and December 31, 2013; 0 shares issued and outstanding at September 30, 2014 and December 31, 2013	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized at September 30, 2014 and December 31, 2013; 41,501,999 and 40,915,130 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	42	41
Additional paid-in capital	592,755	581,911
Accumulated deficit	(383,541)	(285,672)
Accumulated other comprehensive (loss) income	(24)	55
Total stockholders’ equity	209,232	296,335
Total liabilities and stockholders’ equity	$279,549	$325,731

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Collaboration and license revenue	$2,427	$2,766	$7,213	$8,474
Operating expenses:
Research and development	31,780	18,088	88,918	56,642
General and administrative	6,424	3,907	16,601	10,654
Total operating expenses	38,204	21,995	105,519	67,296
Loss from operations	(35,777)	(19,229)	(98,306)	(58,822)
Interest and other (expense) income, net	(16)	679	437	532
Net loss	$(35,793)	$(18,550)	$(97,869)	$(58,290)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.86)	$(0.53)	$(2.37)	$(3.39)
Shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	41,402,037	35,200,761	41,233,206	17,218,475

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(35,793)	$(18,550)	$(97,869)	$(58,290)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net of tax	(46)	100	(79)	31
Total comprehensive loss	$(35,839)	$(18,450)	$(97,948)	$(58,259)

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(97,869)	$(58,290)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,142	1,015
Amortization of premium on investment securities	2,669	1,523
Stock-based compensation expense	6,876	3,457
Revaluation of convertible preferred stock warrant liability	-	(24)
Unrealized (gain) loss on foreign currency forward contracts	114	(97)
Changes in operating assets and liabilities:
Receivables from collaborators	236	435
Prepaid expenses and other current assets	(797)	(540)
Prepaid and other long-term assets	(9,954)	361
Accounts payable	9,354	(3,323)
Accrued compensation and employee benefits	(40)	3
Accrued and other liabilities	(2,583)	10,004
Deferred revenue	33,787	3,225
Other long-term liabilities	418	(655)
Net cash used in operating activities	(56,647)	(42,906)

Investing activities
Purchases of property and equipment	(1,329)	(582)
Purchases of investments	(156,009)	(152,793)
Proceeds from sales of investments	-	6,644
Proceeds from maturities of investments	145,661	68,211
Net cash used in investing activities	(11,677)	(78,520)

Financing activities
Proceeds from initial public offering, net of underwriters discount	-	131,026
Payment of public offering costs	(239)	(5,025)
Proceeds from issuance of common stock	3,934	522
Net cash provided by financing activities	3,695	126,523

Net (decrease) increase in cash and cash equivalents	(64,629)	5,097
Cash and cash equivalents at beginning of period	117,773	53,613
Cash and cash equivalents at end of period	$53,144	$58,710

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

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

Our two lead programs address significant unmet medical needs in the area of thrombosis, or blood clots. Our lead compound, Betrixaban, is a novel oral once-daily inhibitor of Factor Xa in Phase 3 development for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, in acute medically ill patients for up to 35 days of in-hospital and post-discharge use. Our second lead development candidate, Andexanet alfa, an FDA-designated breakthrough therapy, is a recombinant protein designed to reverse the anticoagulant activity in patients treated with a Factor Xa inhibitor who are suffering a major bleeding episode or who require emergency surgery. Our third product candidate Cerdulatinib, formerly PRT2070, is an orally available kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and janus kinases, or JAK, enzymes that regulate important signaling pathways and is being developed for hematologic, or blood, cancers and inflammatory disorders. Our fourth program of highly selective Syk inhibitors is partnered with Biogen Idec, Inc.

2. Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of the Company and our wholly-owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The condensed consolidated balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed March 3, 2014 with the SEC.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the condensed consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, fair value of assets and liabilities, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

Variable Interest Entities

We review agreements we enter into with third party entities, pursuant to which we may have a variable interest in the entity, in order to determine if the entity is a variable interest entity (VIE). If the entity is a VIE, we assess whether or not we are the primary beneficiary of that entity. In determining whether we are the primary beneficiary of an entity, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. If we determine we are the primary beneficiary of a VIE, we consolidate the statements of operations and financial condition of the VIE into our consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

Our determination about whether we should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation event.

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

Customer Concentration

Customers who accounted for 10% or more of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Bristol-Myers Squibb Company and Pfizer Inc.	7%	28%	15%	46%
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	28%	37%	39%	41%
Daiichi Sankyo, Inc.	63%	32%	43%	12%

Revenue Recognition

We generate revenue from collaboration and license agreements for the development and commercialization of our products. Collaboration and license agreements may include non-refundable or partially refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. Our performance obligations under our collaborations include the transfer of intellectual property rights (licenses), obligations to provide research and development services and related clinical drug supply, obligation to provide regulatory approval services and obligations to participate on certain development and/or commercialization committees with the collaborators. Upfront payments are recorded as deferred revenue in our condensed consolidated balance sheet and are recognized as collaboration revenue over our estimated period of performance that is consistent with the terms of the research and development obligations contained in each collaboration agreement. We regularly review the estimated periods of performance related to our collaborations based on the progress made under each arrangement. Our estimates of our performance period may change over the course of the collaboration term. Such a change could have a material impact on the amount of revenue we record in future periods.

Payments that are contingent upon achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. A milestone is defined as an event that can only be achieved based on our performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones subject to this guidance. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Payments contingent upon achievement of events that are not considered substantive milestones are allocated to the respective arrangements unit of accounting when received and recognized as revenue based on the revenue recognition policy for that unit of accounting.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

Amounts from sales of licenses are recognized as revenue. Amounts received as funding of research and development or regulatory approval activities are recognized as revenue if the collaboration arrangement involves the sale of our research or development and regulatory approval services at amounts that exceed our cost. However, such funding is recognized as a reduction in research and development expense when we engage in a research and development project jointly with another entity, with both entities participating in project activities and sharing costs and potential benefits of the arrangement.

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

Foreign Currency Transactions and Hedging

We have transactions denominated in foreign currencies, primarily the Euro, and, as a result, are exposed to changes in foreign currency exchange rates. We manage a portion of these cash flow exposures through the purchase of Euros and the use of foreign currency forward contracts. Our foreign currency forward contracts are not designated as hedges for accounting purposes. Gains or losses on foreign currency forward contracts are intended to offset gains or losses on the underlying net exposures in an effort to reduce the earnings and cash flow volatility resulting from fluctuating foreign currency exchange rates. Foreign currency deposits are remeasured using period end spot rates. Foreign currency forward contracts are marked to market at the end of each period and recorded as gains and losses in the condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requiring an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance will become effective for us at the end of 2016. Early adoption is permitted. We do not expect this standard to have a material impact on our financial statements.

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued, issued ASU 2014-09, Revenue from Contracts with Customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded revenue recognition disclosures. This guidance will become effective for us beginning in the first quarter of 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the impact of our pending adoption of this standard on our financial statements.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$13,588	$—	$—	$13,588
Corporate notes and commercial paper	—	164,006	—	164,006
U.S. government agency securities	—	60,996	—	60,996
Total financial assets	$13,588	225,002	$—	238,590

Financial Liabilities:
Foreign currency forward contracts	$—	$(68)	$—	$(68)
Total financial liabilities	$—	$(68)	$—	$(68)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$57,296	$—	$—	$57,296
Corporate notes and commercial paper	—	182,472	—	182,472
U.S. government agency securities	—	75,289	—	75,289
Foreign currency forward contracts	—	372	—	372
Total financial assets	$57,296	$258,133	$—	$315,429

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

We have elected to use the income approach to value the foreign currency forward contracts, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled, to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically foreign currency spot and forward rates, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of any asset or liability must reflect the non-performance risk of the entity and the counterparty to the transaction. Therefore, the impact of the counterparty’s creditworthiness, when in an asset position, and our creditworthiness, when in a liability position, has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both we and the counterparty are expected to continue to perform under the contractual terms of the instruments. There were no transfers between Level 1 and Level 2 during the periods presented.

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	September 30, 2014				December 31, 2013
				Estimated				Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Money market funds	$13,588	$—	$—	$13,588	$57,296	$—	$—	$57,296
Corporate notes and commercial paper	164,048	30	(72)	164,006	182,426	62	(16)	182,472
U.S. government agency securities	60,978	20	(2)	60,996	75,278	23	(12)	75,289
	$238,614	$50	$(74)	$238,590	$315,000	$85	$(28)	$315,057
Classified as:
Cash equivalents				$29,727				$113,794
Short-term investments				172,060				150,892
Long-term investments				36,803				50,371
Total cash equivalents and investments				$238,590				$315,057

At September 30, 2014 and December 31, 2013, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

5. Derivative Instruments

We are exposed to foreign currency exchange rates related to our business operations. To reduce our risks related to these exposures, we utilize certain derivative instruments, namely foreign currency forward contracts. We do not use derivatives for speculative trading purposes.

We enter into foreign currency forward contracts, none of which are designated as hedging transactions for accounting purposes, to reduce our exposure to foreign currency fluctuations of certain liabilities denominated in foreign currencies. These exposures are hedged on a quarterly basis. As of September 30, 2014 and December 31, 2013, we had foreign currency forward contracts with notional amounts of €1.1 million ($1.4 million based on the exchange rate as of September 30, 2014) and €7.7 million ($10.6 million based on the exchange rate as of December 31, 2013), respectively, that were not designated as hedges. As of September 30, 2014 and December 31, 2013, we recorded a derivative liability within accrued and other liabilities of $68,000 and a derivative asset within prepaid and other current assets of $372,000, respectively, related to these foreign currency forward contracts.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

We recorded unrealized losses of $113,000 and $114,000 in interest and other income (expense), net in our condensed consolidated statements of operations related to foreign currency forward contracts for the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2014, we settled foreign currency forward contracts and recognized realized losses of $75,000 and $326,000, respectively, in interest and other income (expense), net. During the three and nine months ended September 30, 2013 we recorded unrealized gains of $450,000 and $97,000, respectively, and realized gains of $45,000 and $118,000, respectively.

Our derivative financial instruments present certain market and counterparty risks. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and, as a result, varies over time.

6. Balance Sheet Components

Accrued and other liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Research and development related	$14,137	$16,110
Legal and accounting fees	586	462
Deferred rent	104	879
Other	457	345
Total accrued liabilities	$15,284	$17,796

7. Collaboration and License Agreements

Summary of Collaboration-Related Revenue

We have recognized revenue from our collaboration and license agreements as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Bayer and Janssen	$676	$1,028	$2,782	$3,466
BMS and Pfizer	164	772	1,109	3,865
Daiichi Sankyo	1,523	888	3,133	1,013
Lee's Pharmaceutical	64	78	189	130
Total collaboration and license revenue	$2,427	$2,766	$7,213	$8,474

Biogen Idec, Inc. (“Biogen Idec”)

In October 2011, we entered into an exclusive, worldwide license and collaboration agreement with Biogen Idec, under which Portola and Biogen Idec were to jointly develop and commercialize selective, novel oral Syk inhibitors for the treatment of autoimmune and inflammatory diseases.

In November 2012, we elected to exercise our option to convert the agreement to a fully out-licensed agreement. After the election, we relinquished our right to share profits from sales of products related to selective Syk inhibitors, but are entitled to receive royalties from sales of these products by Biogen Idec. Following exercise of the option, we are no longer obligated to fund the program under the agreement. The out-licensed agreement provides for potential aggregate future payments to us of up to approximately $370.0 million for all licensed compounds based on the occurrence of certain development and regulatory events. As all contingent consideration payments are based solely on the performance of Biogen Idec, the milestone method of revenue recognition is not applicable to such amounts. Biogen Idec has elected to assume all future development work for Syk inhibitors, including the major indications, such as allergic asthma. This agreement will continue until either party terminates the agreement or until the expiration of Biogen Idec’s royalty obligations under the agreement. Biogen Idec may terminate the agreement without cause upon 120 days’ notice. In such event, we would regain all development rights and Biogen Idec would have no further payment obligations pursuant to the agreement. As of September 30, 2014, no such termination event has occurred.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

In April 2014, we entered into an amendment to the Biogen Idec license and collaboration agreement under which Biogen Idec released one of the Syk kinase inhibitors to us for use in topical ophthalmic indications. Per the terms of the amendment, we will be required to pay $15.0 million upon the completion of certain commercial milestones and pay royalties on sales of products approved for these Syk kinase inhibitors. There was no accounting effect resulting from this amendment.

During the three and nine months ended September 30, 2014 and 2013, we recorded a reduction in research and development expense of $23,080 and $178,700, and $227,000 and $721,000, respectively, owed by Biogen Idec to us under the cost-sharing terms of the agreement.

Bristol-Myers Squibb Company (“BMS”) and Pfizer Inc. (“Pfizer”)

In October 2012, we entered into a three-way agreement with BMS and Pfizer to include subjects dosed with apixaban, their jointly-owned product candidate, in one of our Phase 2 proof-of-concept studies of Andexanet alfa. The total consideration under this agreement of $6.0 million was recognized as revenue on a straight-line basis over the estimated performance period through the fourth quarter of 2013.

During the three and nine months ended September 30, 2013, we recognized $772,000 and $3.9 million in collaboration revenue under this agreement, respectively. There was no deferred revenue recorded as of September 30, 2014 related to this agreement.

In January 2014, we entered into a three-way agreement with BMS and Pfizer to study the safety and efficacy of Andexanet alfa as a reversal agent to apixaban in our Phase 3 studies. We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with BMS and Pfizer we are obligated to provide research, development and regulatory approval services and participate in the Joint Collaboration Committee (“JCC”) in exchange for a partially refundable upfront fee of $13.0 million and up to $12.0 million of contingent milestone payments due upon achievement of certain development and regulatory events. All consideration received and to be earned under this agreement is subject to a 50% refund contingent upon certain regulatory and/or clinical events.

We concluded that the January 2014 and October 2012 contracts should each be accounted for as standalone agreements. We identified the following non-cancellable performance deliverables under the January 2014 agreement: 1) the obligation to provide research and development services, which include manufacturing and supplying Andexanet alfa and providing various reports, 2) the obligation to provide regulatory approval services, and 3) the obligation to participate on the JCC. We considered the provisions of the multiple-elements arrangement guidance in determining how to recognize the total agreement consideration. We determined that none of the deliverables have standalone value and all of these obligations will be delivered throughout the estimated period of performance and therefore are accounted for as a single unit of accounting. The non-contingent upfront consideration under this agreement of $6.5 million is being recognized on a straight-line basis over the estimated period of performance. In the third quarter of 2014, we revised the remaining estimated period of performance from the first quarter of 2017 to the first quarter of 2018 to reflect a modification to our clinical development and regulatory plans. The contingent upfront consideration of $6.5 million will be recognized if and when the refundable nature of these amounts lapses based upon the achievement of specified regulatory and/or clinical events.

The contingent milestone payments under the January 2014 agreement are not considered substantive because a portion may be refunded upon certain events. The non-contingent portion of the milestone payment will be recognized as collaboration revenue on a straight-line basis over the estimated period of performance, which is now through the first quarter of 2018. The contingent portion of the milestone payments will be recognized if and when the refundable nature of these amounts lapses based upon the achievement of specified regulatory and/or clinical events. None of these milestones had been earned or received at September 30, 2014.

During the three and nine months ended September 30, 2014 we recognized $164,000 and $1.1 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of September 30, 2014 was $11.9 million.

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

During the three and nine months ended September 30, 2014 and 2013, we recognized $64,000 and $189,000, and $78,000 and $130,000, of collaboration revenue under this agreement, respectively.  The deferred revenue balance under this agreement as of September 30, 2014 was $0.3 million.

Aciex Therapeutics, Inc. (“Aciex”)

In February 2013, we entered into a license and collaboration agreement with Aciex pursuant to which we granted Aciex an exclusive license to co-develop and co-commercialize Cerdulatinib (PRT2070) and certain related compounds for nonsystemic indications, such as the treatment and prevention of ophthalmological diseases by topical administration and allergic rhinitis by intranasal administration. In April 2014, this agreement was amended to release all rights for Cerdulatinib to Portola. The collaboration is now focused on development of other related compounds for topical ophthalmic indications. Under the terms of this risk and cost sharing agreement, Portola and Aciex will each incur and report their own internal research and development costs. Further, third-party related development costs will be shared by Aciex and us 60% and 40%, respectively, until the end of the Phase 2 clinical study, and then equally afterwards. Also, we are entitled to receive either 50% of the profits, if any, generated by future sales of the products developed under the agreement, or royalty payments. Aciex has the primary responsibility for conducting the research and development activities under this agreement. We are obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. We can opt out of our obligation to share in the development costs at various points in time, the timing of which impacts future royalties we may receive based on product sales made by Aciex. All net costs we incur in connection with this agreement will be recognized as research and development expenses. During the three and nine months ended September 30, 2014 and 2013 no such costs have been incurred related to this agreement.

In July 2014, Aciex was acquired by Nicox S.A. and the acquisition concluded in October 2014. As of November 10, 2014, there has been no change to our agreement with Aciex.

Bayer Pharma, AG (“Bayer”) and Janssen Pharmaceuticals, Inc. (“Janssen”)

In February 2013, we entered into a three-way agreement with Bayer and Janssen to include subjects dosed with rivaroxaban, their Factor Xa inhibitor product, in one of our Phase 2 proof-of-concept studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Under the terms of the agreement, Bayer and Janssen have each provided us with an upfront and non-refundable fee of $2.5 million, for an aggregate fee of $5.0 million. The agreement also provides for additional non-refundable payments to us from Bayer and Janssen of $250,000 each for an aggregate of $500,000 following the delivery of the final written study report of our Phase 2 proof-of-concept studies of Andexanet alfa. Also, we are obligated to participate on a JCC with Bayer and Janssen to oversee the collaboration activities under the agreement.

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

During the three and nine months ended September 30, 2014 and 2013, we recognized $316,000 and $1.1 million, and $1.0 million and $3.5 million in collaboration revenue under this agreement, respectively.  There was no deferred revenue balance under this agreement as of September 30, 2014.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

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

We identified the following non-cancellable performance deliverables under the agreement: 1) the obligation to provide research and development services, which include manufacturing and supplying Andexanet alfa and providing various reports, 2) the obligation to provide regulatory approval services, and 3) the obligation to participate on the JCC. We considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the agreement.  We determined that none of the deliverables have standalone value; all of these obligations will be delivered throughout the estimated period of performance and therefore are accounted for as a single unit of accounting. The total upfront consideration under this agreement is being recognized as revenue on a straight-line basis over the estimated period of performance period. In the third quarter of 2014 we updated our estimated period of performance from the first quarter of 2017 to the first quarter of 2018 to reflect a modification to our clinical development and regulatory plans.

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of September 30, 2014, no amounts had been recognized as collaboration revenue for any of these milestones. Amounts for the continent payment not considered to be a substantive milestone will be deferred when received and recognized as collaboration revenue on a straight-line basis over the estimated performance period through the first quarter of 2018. During the quarter ended September 30, 2014, $3.0 million of these contingent payments were received and are being recognized over the remaining period of performance.

During the three and nine months ended September 30, 2014 we recognized $361,000 and $1.7 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of September 30, 2014 was $11.3 million.

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

During the three and nine months ended September 30, 2014 and 2013, we recognized $662,000 and $2.3 million, and $888,000 and $1.0 million, in collaboration revenue associated with the contingent and non-contingent elements of this arrangement, respectively. The deferred revenue balance under this agreement as of September 30, 2014 was $1.3 million.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

In July 2014, we entered into an agreement with Daiichi Sankyo to study the safety and efficacy of Andexanet alfa as a reversal agent to their oral Factor Xa inhibitor, edoxaban, in our Phase 3 and Phase 4 studies. We are responsible for the cost of conducting these clinical studies. Pursuant to our agreement with Daiichi Sankyo we are obligated to provide research, development and regulatory services and to participate in a JCC in exchange for an upfront nonrefundable fee of $15.0 million, up to two contingent payments totaling $5.0 million which are payable upon the initiation of our Phase 3 study and achievement of certain events associated with scaling up our manufacturing process to support a commercial launch, and up to four payments totaling $20.0 million which are payable upon acceptance of filing and regulatory approval of Andexanet alfa as a reversal agent to edoxaban by the FDA and EMA.

We identified the following non-cancellable performance deliverables under the agreement: 1) the obligation to provide research and development services, which include manufacturing and supplying Andexanet alfa and providing various reports, 2) the obligation to provide regulatory approval services, and 3) the obligation to participate on the JCC. We considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the agreement. We determined that none of the deliverables have standalone value; all of these obligations will be delivered throughout the estimated period of performance and therefore are accounted for as a single unit of accounting. The total upfront consideration under this agreement is being recognized as revenue on a straight-line basis over the estimated performance period through the third quarter of 2018.

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of September 30, 2014, no amounts had been recognized as collaboration revenue for any of these milestones. Amounts for the continent payment not considered to be a substantive milestone will be deferred when received and recognized as collaboration revenue on a straight-line basis over the remaining performance period.

During the three and nine months ended September 30, 2014 we recognized $861,000 and $861,000 in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of September 30, 2014 was $14.1 million.

8. Commercial Supply Agreement

In July 2014, we entered into an agreement with CMC ICOS Biologics, Inc. (“CMC Biologics”), a subsidiary of CMC Biologics S.à.r.l., a privately-held contract manufacturing organization, pursuant to which CMC Biologics will manufacture clinical and commercial supply of Andexanet alfa and perform pre-validation and validation work on our behalf.

Under the agreement, we are required to purchase an aggregate fixed number of batches of Andexanet alfa from CMC Biologics beginning in 2015 through 2021. Total batch commitments under the agreement can be increased or decreased based on the achievement of milestones relating to the regulatory approval process for Andexanet alfa, expansion of existing manufacturing capacity and operational qualification of CMC Biologics’ manufacturing facilities. We made an upfront payment to CMC Biologics in the amount of $10.0 million in July 2014 and have made a reservation payment to CMC Biologics of $4.6 million in November 2014. Both payments will be credited against our future purchases of batches under the agreement.

Total fixed commitments under the agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments per the terms of the agreement, are approximately $293.9 million. We also committed to approximately $10.4 million worth of pre-validation and validation work which will be conducted pursuant to work orders under the arrangement.

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

In addition, we may terminate the agreement unilaterally if we discontinue the development and commercialization of Andexanet alfa for regulatory, safety, efficacy or other commercial reasons, or if the projected market demand or gross margin of Andexanet alfa is below a minimum threshold. A termination agreement under these provisions will obligate us to pay CMC Biologics a termination fee between $5.0 million and $30.0 million, depending on the date of termination. The termination fee is highest from 2015 through 2017, and then decreases through 2021. Any remaining upfront payments or reservation payments we have made, not yet credited against the purchase of batches, at the time of termination will be applied against the termination fee.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

Under the lease accounting guidance, we determined that the agreement does not contain an embedded lease because the agreement does not convey the right to control the use of CMC Biologics’ facility. We based this determination on, among other factors, our right to physically access and/or operate CMC Biologics’ facility and one or more parties, other than us, and taking more than a minor amount of the output that will be produced or generated by the CMC Biologics facility during the term of our agreement.

Under the consolidation guidance, we determined that CMC Biologics is a VIE, but that we are not CMC Biologics’ primary beneficiary and therefore consolidation of CMC Biologics by us is not required. We based this determination on, among other factors, the upfront and reservation payment being akin to a form of subordinated financing, the fixed pricing terms of the arrangement creating variability that is absorbed by us, and that we do not have the power to direct the activities that most significantly affect the economic performance of CMC Biologics.

As of September 30, 2014, we have not provided financial, or other, support to CMC Biologics that was not previously contractually required. Other than the reservation payment, we are not required to make any additional payments to CMC Biologics. The upfront fee of $10.0 million recorded in prepaid expenses and other long-term assets in the condensed consolidated balance sheet represents our maximum exposure to loss under this agreement at September 30, 2014. The upfront payment will be charged to research and development expense, or cost of sales, upon regulatory approval of Andexanet alfa, as batches are delivered over the term of the agreement. We are currently not able to quantify the exposure to losses associated with the fixed pricing terms of this agreement.

9. Stock Based Compensation

In January 2013, our Board of Directors adopted our 2013 Equity Incentive Plan, or the 2013 Plan, which became effective upon of the closing of our initial public offering in May 2013. On January 1, 2014, the number of shares available for issuance under the 2013 Plan automatically increased by a number of shares equal to 5% of the total common stock outstanding at December 31, 2013. As of September 30, 2014 there were 6,949,108 shares reserved under the 2013 Plan for the future issuance of equity awards.

The following table summarizes option activity under our 2013 Equity Incentive Plan and related information during the nine months ended September 30, 2014:

		Shares
		Subject to	Weighted-
	Shares Available	Outstanding	Average Exercise
	for Grant	Options	Price Per Share
Balance at December 31, 2013	81,948	3,708,773	$9.43
Options authorized	2,045,785	—	—
Options granted	(1,114,013)	1,114,013	25.50
Options exercised	—	(517,481)	6.41
Options canceled	145,410	(145,410)	18.26
Balance at September 30, 2014	1,159,130	4,159,895	$13.80

The estimated grant date fair values of the employee stock options were calculated using the Black Scholes valuation model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.89%	1.80%	1.89%	1.30%
Expected life	5.8	6.0	5.9	6.0
Expected Volatility	79%	80%	80%	79%
Dividend yield	—	—	—	—

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$953	$787	$3,321	$1,732
General and administrative	1,197	747	3,555	1,725
Total stock-based compensation	$2,150	$1,534	$6,876	$3,457

10. Net Loss per Share Attributable to Common Stockholders

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

The following common equivalent shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options to purchase common stock	4,159,895	3,780,358	4,159,895	3,780,358
Common stock warrants	6,240	82,575	6,240	82,575

11. Subsequent Events

Equity Offering

In October 2014, we completed an underwritten public offering of 6,200,000 shares of our common stock at a public offering price of $26.00 per share. In addition, the underwriters of the offering exercised their over-allotment option to purchase an additional 930,000 shares from us at the public offering price of $26.00. The net proceeds from the offering to us including the over-allotment option, net of underwriting discounts and commissions and offering expenses of approximately $10.7 million, were approximately $174.7 million.

Manufacturing Supply Agreement

In October 2014, we entered into an agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza, a contract manufacturing organization, will manufacture clinical and commercial supply of Andexanet alfa and perform pre-validation and validation work on our behalf.

Under the agreement, we are required to purchase at least seven commercial batches of Andexanet alfa per year from Lonza, over a period of five years following first regulatory approval of the product from Lonza’s facility. We may cancel these orders upon written notice to Lonza, in which case, we will be obligated to pay a cancellation fee ranging from between €10.0 million (or $12.7 million based on the exchange rate as of September 30, 2014) and €13.3 million (or $16.9 million based on the exchange rate as of September 30, 2014), depending on the time of cancellation and any applicable costs related to raw materials and certain pass-through costs.

The term of the agreement will end on the fifth anniversary of the date of the first regulatory approval and may be early terminated by either party for the other party’s uncured material breach or insolvency or, prior to the first regulatory approval for any reason on not less than twelve months prior written notice.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

In addition, we may also terminate the agreement if we discontinue the development or commercialization of Andexanet alfa for regulatory, safety, efficacy or other commercial reasons and for technical reasons after delivery of the first engineering batch but before delivery of the second engineering batch. In such circumstance we will be obligated to pay a termination payment ranging from between €10.0 million (or $12.7 million based on the exchange rate as of September 30, 2014) and €15.0 million (or $19.0 million based on the exchange rate as of September 30, 2014), depending on the time of termination, which includes the cancellation fee, and any applicable costs related to raw materials.

In November 2014, we made an upfront payment to Lonza in the amount of €1.2 million (or $1.5 million based on the exchange rate used on the date of payment) and will be required to make additional milestone payments of €2.5 million (or $3.2 million based on the exchange rate as of September 30, 2014) upon Lonza’s achievement of certain regulatory events.

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

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic diseases and inflammation for patients who currently have limited or no approved treatment options. Since our inception in 2003, we have advanced several innovative compounds into clinical development. Our two lead programs address significant unmet medical needs in the area of thrombosis, or blood clots.  Our lead compound Betrixaban is a novel oral once-daily inhibitor of Factor Xa in Phase 3 development for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, or VTE, in acute medically ill patients for up to 35 days of in-hospital and post-discharge use. Our second lead development candidate Andexanet alfa, an Food and Drug Administration, or FDA-designated breakthrough therapy, is a recombinant protein designed to reverse the anticoagulant activity in patients treated with a Factor Xa inhibitor who suffer a major bleeding episode or who require emergency surgery. Andexanet alfa is currently being evaluated in Phase 3 clinical trials. Our third product candidate, Cerdulatinib, formerly PRT2070, is an orally available kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and janus kinases, or JAK, enzymes that regulate important signaling pathways and is being developed for hematologic, or blood, cancers and inflammatory disorders. We are currently in a Phase 1/2a proof-of-concept study for Cerdulatinib in patients with non-Hodgkin’s lymphoma, or NHL, or chronic lymphocytic leukemia, or CLL, who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations. In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues. Based on interim Phase 1 data, we are advancing Cerdulatinib to the next stage of clinical development - expansion cohorts. Our fourth program of highly selective Syk inhibitors is partnered with Biogen Idec Inc., or Biogen.

Our product candidates and collaboration agreements

Betrixaban

Betrixaban is a novel oral once-daily inhibitor of Factor Xa in development for extended duration VTE prophylaxis in acute medically ill patients for up to 35 days of in-hospital and post discharge use. Acute medically ill patients are those who are hospitalized for serious non-surgical conditions, such as heart failure, stroke, infection, rheumatic disorders and pulmonary disorders. In 2012, we initiated our pivotal biomarker-based Phase 3 APEX study, a randomized, double-blind, active-controlled, multicenter, multinational study to evaluate a once-daily dose of Betrixaban for a total of 35 days for superiority as compared to in-hospital administration of enoxaparin once daily for 6 to 14 days followed by placebo. Our APEX study is approximately 58% enrolled in 35 countries worldwide. We believe that Betrixaban has several clinically important pharmacological properties that differentiate it from injectable enoxaparin and other oral Factor Xa inhibitors, including low renal clearance, a metabolic profile that limits drug-drug interaction, and a long half-life. Based on current enrollment, we expect our current Phase 3 study of Betrixaban, or APEX, to complete patient enrollment by the end of 2015.

In January 2013, we entered into a clinical collaboration agreement with Lee’s Pharmaceutical (HK) Ltd, or Lee’s, to jointly expand the Phase 3 APEX study of Betrixaban into China with an exclusive option for Lee’s to negotiate for the exclusive commercial rights to Betrixaban in China.

Andexanet alfa

Andexanet alfa, an FDA-designated breakthrough therapy, is a recombinant protein designed to reverse the anticoagulant activity in patients treated with a Factor Xa inhibitor who suffer a major bleeding episode or who require emergency surgery. Currently, there is no antidote or reversal agent approved for use against Factor Xa inhibitors. We completed a series of Phase 2 proof-of-concept studies evaluating the safety and activity of Andexanet alfa in healthy volunteers who were administered one of several Factor Xa inhibitors. Analysis of anticoagulation markers in blood samples taken from the subjects in this first study demonstrated that Andexanet alfa produced a rapid and sustained reversal of anticoagulant activity of the Factor Xa inhibitors apixaban, rivaroxaban and enoxaparin. Additionally, we are conducting a Phase 2 proof-of-concept study evaluating the reversal of edoxaban and we plan to initiate a Phase 2 study evaluating the reversal of Betrixaban. Andexanet alfa is the first therapy to demonstrate reversal of a Factor Xa inhibitor in a clinical study. We have initiated a series of Phase 3 studies with BMS and Pfizer’s Factor Xa inhibitor, Eliquis®, Bayer and Janssen’s Factor Xa inhibitor, XARELTO®, and plan to initiate a study with Daiichi Sankyo’s Factor Xa inhibitor, edoxaban. Our first Phase 3 study of Andexanet alfa met its primary and secondary endpoints with statistical significance (p-values of less than 0.0001). Pursuant to an accelerated approval pathway, we expect to initiate a Phase 3b/4 confirmatory patient study in late 2014 or early 2015. We plan to include early patient data from this study in our Biologics License Application, or BLA, which we expect to submit in 2015 for conditional approval. We have reached agreement with FDA and European Medicines Agency, or EMA, that the Phase 4 confirmatory study will be a single-arm trial using a historical control.

Our current Phase 2 and Phase 3 studies are using clinical material from CMC Biologics, Inc., or CMC Biologics. In anticipation of a potential BLA filing and subsequent commercialization, we signed an agreement in June 2013 with Lonza Group Ltd, or Lonza, to develop a large-scale manufacturing process for Andexanet alfa. Following an assessment during the first half of 2014 of ongoing manufacturing activities at CMC Biologics and Lonza, we modified our original plans for commercial launch. We are currently continuing and expanding our ongoing work with CMC Biologics from clinical supply to commercial supply for a potential BLA filing and U.S. launch within our original timelines. In July 2014, we entered into a commercial supply agreement with CMC Biologics to increase their production capacity at a lower cost than that of our current clinical supply for Andexanet alfa. Total fixed commitments under the agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments, are $293.9 million over the life of the agreement from 2015 through 2021. We have also committed to $10.4 million worth of pre-validation and validation work pending the execution of applicable work orders. In October 2014, we entered into a manufacturing supply agreement with Lonza to increase our production capacity and to enhance our manufacturing process at Lonza to support broader worldwide supply following our potential BLA filing. Under this manufacturing supply agreement, we will be required to purchase at least seven commercial batches of Andexanet alfa from Lonza, for a period of five years, following our first regulatory approval.

In January 2014, we entered into a collaboration agreement with BMS and Pfizer to further study Andexanet alfa as a reversal agent for their jointly owned FDA-approved oral Factor Xa inhibitor apixaban through Phase 3 studies. We initiated Phase 3 studies in the first quarter of 2014. Under the terms of the agreement, we received an upfront payment of $13.0 million, subject to a 50% refund provision, and are eligible to receive additional development and regulatory milestone and contingent payments of up to $12.0 million, subject to a 50% refund provision. These payments represent the total consideration under this agreement. BMS and Pfizer will continue to provide development and regulatory guidance for the program. Under both agreements with BMS and Pfizer, we retain full, worldwide development and commercial rights to Andexanet alfa. This Phase 3 collaboration agreement will continue in force until the approval of Andexanet alfa as a reversal agent for apixaban by the FDA and EMA. BMS and Pfizer may terminate this agreement for convenience with 60 days’ advance written notice or for our bankruptcy or change of control. In addition, either party may terminate this agreement for the other party’s uncured material breach, material safety issues, or failure of the Phase 3 studies.

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

In July 2014, we entered into a collaboration agreement with Daiichi Sankyo to include subjects dosed with edoxaban, their Factor Xa inhibitor product, in one of our Phase 3 studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Daiichi Sankyo will work closely with us on both development and regulatory aspects of Andexanet alfa in connection with our Phase 3 study to the extent such matters relate to edoxaban. Pursuant to our agreement with Daiichi Sankyo we are obligated to provide research and development and regulatory approval services and participate on various committees. Under this collaboration agreement, we received an upfront payment of $15.0 million in the third quarter of 2014 and are eligible to receive additional payments of up to $25.0 million due upon the achievement of certain milestones associated with the progress of our Phase 3 study.

Cerdulatinib (formerly PRT2070)

In addition to our thrombosis products, we are developing an orally available kinase inhibitors to treat hematologic disorders and inflammation. Cerdulatinib, is an orally available, potent inhibitor of enzymes that regulate two important signaling pathways, spleen tyrosine kinase, or Syk, and janus kinase. We are developing Cerdulatinib for the treatment of certain B-cell hematologic cancers. We are currently in a Phase 1/2a proof-of-concept study with Cerdulatinib in non-Hodgkin’s lymphoma and chronic lymphocytic leukemia.  In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues.  Based on interim Phase 1 data, we are advancing Cerdulatinib to the next stage of clinical development - expansion cohorts.

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

For purposes of this discussion and analysis of our financial condition and results of operations, we refer to our agreements with Millennium Pharmaceuticals, Inc., Merck & Co. Inc., or Merck, Lee’s, BMS and Pfizer, Bayer and Janssen, Daiichi Sankyo, Aciex, Biogen Idec, Astellas Pharma, Inc., or Astellas, and Novartis Pharma A.G., or Novartis, collectively as our collaboration agreements.

Financial operations overview

Revenue

Our revenue to date has been generated primarily from collaboration and license revenue pursuant to our collaboration agreements. We have not generated any revenue from commercial product sales to date. Since inception, in connection with our agreements with Novartis, Merck, Biogen Idec, BMS and Pfizer, Bayer and Janssen, Lee’s and Daiichi, we have received payments in the aggregate amount of $219.7 million, as initial upfront payments, contingent consideration and a milestone payment of which $6.5 million is subject to a 50% refund provision, pursuant to our Phase 3 clinical collaboration agreement with BMS and Pfizer.

We may also be entitled to additional milestone payments and other contingent payments upon the occurrence of specific events. Due to the nature of these collaboration agreements and the nonlinearity of the earnings process associated with certain payments and milestones, we expect that our revenue will continue to fluctuate in future periods.

The following table summarizes the sources of our revenue, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Bayer and Janssen	$676	$1,028	$2,782	$3,466
BMS and Pfizer	164	772	1,109	3,865
Daiichi Sankyo	1,523	888	3,133	1,013
Lee's Pharmaceutical	64	78	189	130
Total collaboration and license revenue	$2,427	$2,766	$7,213	$8,474

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

The following table summarizes our research and development expenses incurred by product candidate:

	Phase of	Three Months Ended September 30,		Nine Months Ended September 30,
	Development	2014	2013	2014	2013
		(in thousands)		(in thousands)
Product candidate		(unaudited)		(unaudited)
Betrixaban	Phase 3	$16,973	$7,310	$48,297	$30,007
Andexanet alfa	Phase 2/3	13,147	8,906	35,906	22,683
Cerdulatinib	Phase 1/2a	1,395	1,768	4,042	3,913
Syk selective inhibitor	Pre-clinical	33	93	(30)	(113)
Elinogrel(1)	Phase 3 ready	2	13	4	59
Other research and development expenses(2)		230	(1)	699	93
Total research and development expenses(3)		$31,780	$18,089	$88,918	$56,642

(1)     We are currently not developing Elinogrel but may resume development in the future.

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

General and administrative expenses

General and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. We also incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of The NASDAQ Global Market, additional insurance expenses, investor relations activities and other administration and professional services.

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of interest received on our cash, cash equivalents and investments, unrealized gains and losses from the remeasurement of our foreign currency bank balances and foreign currency forward contracts and gains and losses resulting from the remeasurement of our convertible preferred stock warrant liability. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until they were converted into warrants to purchase shares of our common stock upon the closing of our initial public offering. At that time, we reclassified the convertible preferred stock warrant liability to additional paid-in capital and we will no longer record any related periodic fair value adjustments.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC, except as set forth below:

Variable Interest Entities

We review agreements we enter into with third party entities, pursuant to which we may have a variable interest in the entity, in order to determine if the entity is a variable interest entity, or VIE. If the entity is a VIE, we assess whether or not we are the primary beneficiary of that entity. In determining whether we are the primary beneficiary of an entity, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. If we determine we are the primary beneficiary of a VIE, we consolidate the statements of operations and financial condition of the VIE into our consolidated financial statements.

Our determination about whether we should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation event.

Results of operations

Comparison of the three and nine months ended September 30, 2014 and 2013

Revenue

	Three Months Ended September 30,		Increase /	% Increase /	Nine Months Ended September 30,		Increase /	% Increase /
	2014	2013	(Decrease)	(Decrease)	2014	2013	(Decrease)	(Decrease)
	(in thousands, except percentages)
Collaboration and license revenue	$2,427	$2,766	$(339)	(12%)	$7,213	$8,475	$(1,262)	(15%)

The decrease in collaboration and license revenue during the three months ended September 30, 2014 was due to the decrease in revenue with respect to our BMS and Pfizer Phase 2 agreement of $0.8 million, obligations under which were completed in December 2013, our Bayer and Janssen Phase 2 agreement of $0.7 million which is expected to be completed in the fourth quarter of 2014 and our Daiichi Sankyo Phase 2 agreement of $0.2 million, which is expected to be completed in the first quarter of 2015. This decrease in revenue was partially offset by an increase in revenue from our BMS and Pfizer Phase 3 agreement which we entered into in January 2014 of $0.2 million, Bayer and Janssen Phase 3 agreement which we entered into in February 2014 of $0.4 million and our Daiichi Sankyo Phase 3 agreement which we entered into during the third quarter of 2014 of $0.9 million.

The decrease in collaboration and license revenue during the nine months ended September 30, 2014 was due to the decrease in revenue with respect to our BMS and Pfizer Phase 2 agreement which was completed in 2013 of $3.9 million and our Bayer and Janssen Phase 2 agreement which is expected to be completed in the fourth quarter of 2014 of $2.3 million. This decrease in revenue was partially offset by an increase in revenue from our BMS and Pfizer Phase 3 agreement which we entered into in January 2014 of $1.1 million, Bayer and Janssen Phase 3 agreement which we entered into in February 2014 of $1.7 million, our Daiichi Sankyo Phase 3 agreement which we entered into during the third quarter of 2014 of $0.9 million and our Daiichi Sankyo Phase 2 agreement which we entered into during the second quarter of 2013 of $1.3 million.

In January 2014, we entered into a three-way agreement with BMS and Pfizer to study the safety and efficacy of Andexanet alfa as a reversal agent to their oral Factor Xa inhibitor, apixaban, in our Phase 3 studies. We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with BMS and Pfizer we are obligated to provide research and development services and participate in the JCC in exchange for an upfront fee of $13.0 million, subject to a 50% refund provision, and up to $12.0 million of contingent and milestones, subject to a 50% refund provision, payable upon achievement of certain development and regulatory events. Under this collaboration agreement, revenue is being recognized on a straight-line basis over the estimated performance period. In the third quarter of 2014, we revised the remaining estimated period of performance from the first quarter of 2017 to the first quarter of 2018 to reflect a modification to our clinical development and regulatory plans.

In January 2014, we entered into a three-way agreement with Bayer and Janssen to study the safety and efficacy of Andexanet alfa as a reversal agent to their oral Factor Xa inhibitor, rivaroxaban, in our Phase 3 studies. We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with Bayer and Janssen we are obligated to provide research and development services and to participate in the JCC in exchange for an upfront fee of $10.0 million and up to $15.0 million of milestones payable upon achievement of certain development and regulatory events. Under this collaboration agreement, revenue is being recognized on a straight-line basis over the estimated performance period. In the third quarter of 2014, we revised the remaining estimated period of performance from the first quarter of 2017 to the first quarter of 2018 to reflect a modification to our clinical development and regulatory plans.

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

In July 2014, we entered into a clinical collaboration agreement with Daiichi Sankyo to include subjects dosed with edoxaban, their Factor Xa inhibitor product, in one of our Phase 3 studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Daiichi Sankyo will work closely with us on both development and regulatory aspects of Andexanet alfa in connection with our Phase 3 study to the extent such matters relate to edoxaban. Pursuant to our Phase 3 agreement with Daiichi Sankyo we are obligated to provide research and development services and participates on various committees. Under this collaboration agreement, we received an upfront payment of $15.0 million which is being recognized as revenue on a straight-line basis over the estimated performance period through the third quarter of 2018. We are also eligible to receive additional payments up to $25.0 million due upon the achievement of certain milestones associated with the progress of our Phase 3 study.

We expect revenue recognized in future periods to fluctuate as we recognize revenue related to our existing collaboration agreements and enter into new collaboration agreements until such time as we achieve product commercialization.

Research and development expenses

	Three Months Ended September 30,		Increase /	% Increase /	Nine Months Ended September 30,		Increase /	% Increase /
	2014	2013	(Decrease)	(Decrease)	2014	2013	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$31,780	$18,088	$13,692	76%	$88,918	$56,642	$32,276	57%

The increase in research and development expenses during the three months ended September 30, 2014 was primarily due to increased program costs of $9.7 million to advance Betrixaban and increased program costs of $4.2 million to advance Andexanet alfa.

The increase in research and development expenses during the nine months ended September 30, 2014 was primarily due to increased program costs of $18.3 million to advance Betrixaban and increased program costs of $13.2 million to advance Andexanet alfa.

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

General and administrative expenses

	Three Months Ended September 30,		Increase /	% Increase /	Nine Months Ended September 30,		Increase /	% Increase /
	2014	2013	(Decrease)	(Decrease)	2014	2013	(Decrease)	(Decrease)
	(in thousands, except percentages)
General and administrative expenses	$6,424	$3,907	$2,517	64%	$16,601	$10,654	$5,947	56%

The increase in general and administrative expenses during the three months ended September 30, 2014 was primarily related to increased headcount-related costs including stock-based compensation expense of $0.5 million, increased payroll expenses and other facilities-related costs of $0.4 million and higher professional and legal fees to support general corporate activities and business development of $1.7 million.

The increase in general and administrative expenses during the nine months ended September 30, 2014 was primarily related to increased headcount-related costs including stock-based compensation expense of $1.8 million, increased payroll expenses and other facilities-related costs of $0.9 million, higher professional and legal fees to support general corporate activities and business development of $2.8 million and increased costs associated with being a public company including directors and officer’s insurance and director fees of $0.5 million.

We expect general and administrative expenses to increase in order for us to continue to support our growing business and the costs of being a public company including compliance with the Sarbanes Oxley Act of 2002.

Interest and other income (expense), net

	Three Months Ended September 30,		Increase /	% Increase /	Nine Months Ended September 30,		Increase /	% Increase /
	2014	2013	(Decrease)	(Decrease)	2014	2013	(Decrease)	(Decrease)
	(in thousands, except percentages)
Interest and other income (expense), net	$(16)	$679	$(695)	(102%)	$437	$532	$(95)	(18%)

The decrease in interest and other income (expense), net during the three months ended September 30, 2014 was primarily due to foreign currency exchange losses of $0.1 million compared to foreign currency exchange gains of $0.6 million in the three months ended September 30, 2013. These gains and losses are primarily related to fluctuations in the Euro compared to the U.S. dollar and unrealized gains and losses related to our foreign currency forward contracts. This decrease was partially offset by an increase in interest income due to higher investment balances during the three months ended September 30, 2014.

The increase in interest and other income (expense), net during the nine months ended September 30, 2014 was primarily due to foreign currency exchange losses of $0.3 million compared to foreign currency exchange gains of $0.5 million in the nine months ended September 30, 2013 and an increase in interest income due to higher investment balances during the nine months ended September 30, 2014.

Liquidity and capital resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the sale of equity securities and payments from our collaboration partners. Our expenditures are primarily related to research and development activities. At September 30, 2014, we had available cash, cash equivalents and investments of $262.0 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

On May 28, 2013, we closed the initial public offering of 9,686,171 shares of our common stock, which included 1,263,413 shares of common stock issued pursuant to the over-allotment option granted to the underwriters. The public offering price of the shares sold in the offering was $14.50 per share. The total proceeds from the offering to us, net of underwriting discounts and commissions of approximately $9.4 million, were approximately $131.0 million. After deducting offering expenses payable by us of approximately $5.1 million, our net proceeds were approximately $125.8 million. As of September 30, 2014, no accrued offering costs remained unpaid. Upon the closing of the initial public offering, 24,026,797 shares of convertible preferred stock then outstanding automatically converted into all 24,026,797 shares of our common stock.

On October 22, 2013, we closed an underwritten public offering of 6,366,513 shares of our common stock, which included 4,457,710 shares issued and sold by us and 1,908,803 shares of common stock sold by certain existing stockholders of Portola. The public offering price of the shares sold in the offering was $23.75 per share. In addition, on November 14, 2013, the underwriters exercised their over-allotment option to purchase an additional 954,976 shares from us at the public offering price. The total proceeds from the offering to us including the over-allotment option, net of underwriting discounts and commissions of approximately $7.7 million, were approximately $120.8 million. After deducting offering expenses payable by us of approximately $0.9 million, our net proceeds were approximately $119.9 million. As of September 30, 2014, all offering costs related to the October 2013 follow-on public offering were fully paid.

On October 2, 2014, we closed an underwritten public offering of 6,200,000 shares of our common stock, at a public offering price of $26.00 per share. In addition, on October 3, 2014, the underwriters of the offering exercised their over-allotment option to purchase an additional 930,000 shares from us at the public offering price. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to an automatically effective registration statement on Form S-3 ASR (File No. 333-199094). The net proceeds from the offering to us including the over-allotment option, net of underwriting discounts and commissions and offering costs of approximately $10.7 million, were approximately $174.7 million.

Since inception, in connection with our agreements with Novartis, Merck, Biogen Idec, BMS and Pfizer, Bayer and Janssen, Lee’s, and Daiichi Sankyo we have received payments in the aggregate of $219.7 million, as initial upfront payments, contingent consideration and a milestone payment. In addition, we have received proceeds of $317.3 million from the sale of our convertible preferred stock.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,		Increase /	% Increase /
	2014	2013	(Decrease)	(Decrease)
	(in thousands, except percentages)
Cash used in operating activities	$(56,647)	$(42,906)	$13,741	32%
Cash used in investing activities	$(11,677)	$(78,520)	$(66,843)	(85%)
Cash provided by financing activities	$3,695	$126,523	$(122,828)	(97%)
Net increase (decrease) in cash	$(64,629)	$5,097	$(69,726)	(1368%)

Cash used in operating activities

Cash used in operating activities was $58.6 million for the nine months ended September 30, 2014 reflecting a net loss of $97.9 million, which was decreased by non-cash charges of $6.9 million for stock-based compensation, $2.7 million for amortization of premium on investments and $1.1 million for depreciation and amortization. Cash used in operating activities also reflected an increase in net operating assets of $30.4 million primarily due to an increase in deferred revenue of $33.8 million related to upfront payments from BMS and Pfizer, subject to a 50% refund provision, Bayer and Janssen and Daiichi Sankyo in the nine months ended September 30, 2014, partially offset by the recognition of collaboration revenue earned of $7.2 million from our collaboration agreements, increases in accounts payable and accrued and other liabilities of $6.8 million related to higher clinical study and related costs as we continue to increase our research and development activities. Cash used in operating activities also reflected an increase in prepaid expenses and other current assets of $0.8 million primarily reflecting the recognition of clinical trial upfront fees of $0.3 million and withholding tax receivable on our Bayer collaboration payment of $1.0 million, partially offset by a reduction in unrealized gains on our foreign currency forward contracts of $0.4 million and interest receivable on our investment portfolio of $0.2 million in the nine months ended September 30, 2014.

Cash used in operating activities was $42.9. million for the nine months ended September 30, 2013 reflecting a net loss of $58.2 million, which was decreased by non-cash charges of $3.5 million for stock-based compensation, $1.5 million for amortization of premium on investments and $1.0 million for depreciation and amortization. Cash used in operating activities also reflected an increase in net operating assets of $9.4 million primarily due to increases in accounts payable and accrued and other liabilities of $6.6 million related to higher clinical study and related costs, an increase in deferred revenue of $3.2 million related to the upfront payments received from Bayer and Janssen, $6.0 million related to upfront payments received from Daiichi Sankyo and $0.7 million related to upfront payments received from Lee’s in the nine months ended September 30, 2013, partially offset by the recognition of collaboration revenue earned of $8.5 million from our collaboration agreements. Cash used in operating activities also reflected a decrease in prepaid expenses and other current assets of $0.5 million primarily due to the recognition of clinical trial upfront fees of $0.8 million, offset by higher prepaid insurance premiums of $0.4 million, interest receivable on our investment portfolio of $0.4 million, unrealized gains on our foreign currency forward contracts of $0.2 million and prepaid rent of $0.2 million in the nine months ended September 30, 2013. Also reflected in cash used in operating activities is a decrease in receivables from collaborations of $0.4 million due to the receipt of research and development expenses reimbursable from Biogen Idec.

Cash used in investing activities

Cash used in investing activities of $11.7 million for the nine months ended September 30, 2014 was primarily related to purchases of investments of $156.0 million and capital equipment purchases of $1.3 million, partially offset by proceeds from maturities of investments of $145.7 million.

Cash used in investing activities of $78.5 million for the nine months ended September 30, 2013 was primarily related to purchases of investments of $152.8 million and capital equipment purchases of $0.6 million, partially offset by proceeds from sales of investments of $6.6 million and proceeds from maturities of investments of $68.2 million.

Cash provided by financing activities

Cash provided by financing activities of $3.7 million for the nine months ended September 30, 2014 was related to $3.9 million in proceeds from the exercise of stock options and proceeds from employee stock purchase program purchases, offset by offering costs related to our October 2014 equity offering of $0.2 million.

Cash provided by financing activities of $126.5 million for the nine months ended September 30, 2013 was related to proceeds from our initial public offering, net of underwriting discounts and commissions of $131.0 million, partially offset by payments of deferred offering costs of $5.0 million.

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

Off-balance sheet arrangements and contractual obligations

On July 1, 2014, we entered into a commercial supply agreement with CMC Biologics, pursuant to which CMC Biologics will manufacture clinical and commercial supply of Andexanet alfa and perform pre-validation and validation work on our behalf. Total fixed commitments under the agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments, are $293.9 million over the life of the agreement from 2015 through 2021. We have also committed to $15.0 million worth of pre-validation and validation work pending the execution of applicable work orders.

Under the consolidation accounting guidance, we determined that CMC Biologics is a VIE but that Portola is not CMC Biologics’ primary beneficiary and therefore consolidation of CMC Biologics by us is not required. We based this determination on, among other factors, the upfront and reservation payment being akin to a form of subordinated financing, the fixed pricing terms of the arrangement creating variability that is absorbed by the Company, and that we do not have the power to direct the activities that most significantly affect the economic performance of CMC Biologics.

As of September 30, 2014, we have not provided financial, or other, support to CMC Biologics that was not previously contractually required. Other than the reservation payment we are not required to make any additional payments to CMC Biologics. The upfront fee of $10.0 million recorded in prepaid and other long-term assets in the condensed consolidated balance sheet represents our maximum exposure to loss under this agreement at September 30, 2014. The upfront payment will be charged to research and development expense, or cost of sales upon regulatory approval of Andexanet alfa, as batches are delivered over the term of the agreement.  We are currently not able to quantify the exposure to losses associated with the fixed pricing terms of this agreement.

The following table summarizes the fixed commitments for the purchase of clinical and commercial batches under the CMC Biologics commercial supply agreement:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Contractual Obligations:
Batch Purchase Commitments	$17,810	$154,960	$88,660	$32,500	$293,930

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

There were no other material changes during the nine months ended September 30, 2014 outside the ordinary course of business in our specified contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2014, we had cash, cash equivalents and investments of $262.0 million consisting of cash and liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development and manufacturing activities with vendors in Europe. Beginning in 2012, we have utilized foreign currency forward contracts to mitigate our exposure to foreign currency gains and losses. We made payments in the aggregate amount of €19.6 million and €6.7 million to our European vendors during the nine months ended September 30, 2014 and 2013, respectively. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros. For the nine months ended September 30, 2014, the effect of the exposure to these fluctuations in foreign exchange rates was not material. A 10% change in the exchange rates upward or downward in our portfolio of foreign currency forward contracts would have increased unrealized gain by $0.4 million or decreased unrealized gain by $1.1 million, respectively, at September 30, 2014. We hedge our foreign currency exposures but we have not used derivative financial instruments for speculation or trading purposes.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and notes thereto, before you invest in our common stock. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

Although we reported net income for the years ended December 31, 2012 and December 31, 2011, we have incurred significant losses prior to 2011 and since 2012, and expect to incur substantial and increasing losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. Although we reported net income for the years ended December 31, 2012 and December 31, 2011, this was primarily due to the recognition of all remaining deferred revenue following the termination of two of our collaboration agreements. We have incurred significant operating losses prior to 2011 and since 2012 and expect to incur substantial and increasing losses for the foreseeable future. As of September 30, 2014, we had an accumulated deficit of approximately $383.5 million.

To date, we have financed our operations primarily through sales of our equity securities, collaborations, and to a lesser extent, government grants, equipment leases, venture debt and with the benefit of tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidates. We anticipate that our expenses will increase substantially as we:

•	initiate or continue clinical studies of our three most advanced product candidates;
•	continue the research and development of our product candidates;
•	seek to discover or in-license additional product candidates;
•	seek regulatory approvals for our product candidates that successfully complete clinical studies;
•

establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize products for which we may obtain regulatory approval, including process improvements in order to manufacture Andexanet alfa at commercial scale; and

•

enhance operational, compliance, financial and information management systems and hire more personnel, including personnel to support development of our product candidates and support our commercialization efforts.

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

We are advancing multiple product candidates through the research and clinical development process. The completion of the development and the potential commercialization of our product candidates, should they receive approval, will require substantial funds. As of September 30, 2014, we had $262.0 million in cash, cash equivalents and investments. In October 2014, we received net proceeds of $174.7 million from the public sale of 7.1 million shares of our common stock. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	the rate of progress and cost of our clinical studies;
•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;
•	the costs of commercialization activities if any of our product candidates is approved, including product sales, marketing, manufacturing and distribution;

•	the degree and rate of market acceptance of any products launched by us or future partners;
•	our ability to enter into additional collaboration, licensing, commercialization or other financing arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

We do not have any material committed external source of funds or other support for our development efforts other than our exclusive worldwide license and collaboration agreement with Biogen Idec Inc., or Biogen Idec, for the development and commercialization of selective Syk inhibitors, which is terminable by Biogen Idec without cause upon 120 days’ notice. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other financing and marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms.

If we raise additional capital through financing, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.

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

For example, the favorable results from our Phase 2 clinical studies of Betrixaban, which involved the prophylaxis, or preventive treatment, against venous thromboembolism, or VTE, in patients receiving total knee replacements and the prevention of stroke in patients with atrial fibrillation, may not be predictive of success in our current Phase 3 clinical study of Betrixaban, which we refer to as APEX, for extended duration VTE prophylaxis for up to 35 days of in-hospital and post-discharge use in acute medically ill patients with restricted mobility and other risk factors, as the Phase 2 studies were not designed to demonstrate statistically significant effectiveness, were in different medical conditions, involved different patient populations or dosing regimens, were of different duration or had different comparators. Any of these factors and other factors could result in Betrixaban showing decreased activity or increased safety risks in our APEX study as compared to the Phase 2 studies.

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

Similarly, the favorable results from our Phase 2 proof-of concept studies of Andexanet alfa, evaluating the effect of Andexanet alfa in healthy volunteers taking apixaban, rivaroxaban or enoxaparin, may not be predictive of success in our other Phase 2 proof-of-concept studies or other later studies, including our on-going Phase 3 studies of Andexanet alfa evaluating the safety and efficacy of Andexanet alfa with apixaban and rivaroxaban. In addition, our recent announcement that our Phase 3 ANNEXA-A study demonstrated that, for the primary efficacy endpoint, an intravenous bolus of Andexanet alfa immediately and significantly reversed the anticoagulation activity of apixaban (p-value of less than 0.0001), may not be predictive of success of our other ANNEXA studies with other Factor Xa inhibitors or the continuous infusion portion of the ANNEXA-A study. We also do not yet know how the results from our clinical studies of Andexanet alfa in healthy volunteers who have received a Factor Xa inhibitor followed by Andexanet alfa will translate into clinical outcomes in our intended target population of patients treated with a Factor Xa inhibitor who suffer an uncontrolled bleeding episode or undergo emergency surgery. Moreover, the results from our studies to date of Andexanet alfa may not address the effect of repeat doses or allow a determination of the optimal therapeutic dose of Andexanet alfa for our intended target patient population.

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

None of our product candidates has completed clinical development. The risk of failure of clinical development is high. It is impossible to predict when or if any of our product candidates will prove safe enough to receive regulatory approval. For example, our lead product candidate Betrixaban, like all currently marketed inhibitors of Factor Xa, carries some risk of life-threatening bleeding. In addition, patients taking Betrixaban in our Phase 2 studies had an increased rate of gastrointestinal issues, such as diarrhea, nausea and vomiting, and other side effects such as back pain, dizziness, headaches, rashes and insomnia as compared to subjects taking a placebo or an active comparator. There can be no assurance that our APEX study or other clinical studies will not fail due to safety issues. In such an event, we might need to abandon development of that product candidate or enter into a partnership to continue development.

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

For example, our APEX study is expected to enroll approximately 6,850 patients at over 500 study sites throughout the world. We have never previously conducted a study of this magnitude and can provide no assurance that we will be able to enroll patients at a sufficient pace to complete the study within our projected time frame. The first patient was enrolled in APEX in March 2012, and, based on current enrollment, we expect patient enrollment to be completed by the end of 2015, later than we initially estimated. Completing the study by that date will require us to continue to enroll patients at forecasted rates. Our forecasts regarding the rates of patient enrollment at those sites are based on a number of assumptions including assumptions based on past experience with our APEX study. However, there can be no assurance that those forecasts will be accurate or that we will complete our APEX study by the currently anticipated date. During the initial months of the APEX study, the number of clinical sites activated and the number of patients enrolled at each clinical site per month was lower than we had anticipated and, as a result, we made a number of adjustments to the clinical study plan, including increasing the number of clinical study sites. These adjustments have increased the cost of the study. We can provide no assurance that those adjustments will be sufficient to enable us to complete the APEX study within our anticipated time frame. If we experience delays in enrollment, our ability to complete our APEX study could be materially adversely affected. If we are unable to enroll the patients at the projected rate, the completion of the study could be delayed and the costs of conducting the study could increase, either of which could have a material adverse effect on our business.

Even if our APEX study demonstrates statistically significant safety and efficacy of Betrixaban for extended duration VTE prophylaxis in acute medically ill patients for up to 35 days of in-hospital and post-discharge use, the FDA or similar regulatory authorities outside the United States may not approve Betrixaban for marketing or may approve it with restrictions on the label, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Assuming the success of our APEX study, we anticipate seeking regulatory approval for Betrixaban in the United States for extended duration VTE prophylaxis in acute medically ill patients for up to 35 days of in-hospital and post-discharge use. It is possible that the FDA may not consider the results of our APEX study to be sufficient for approval of Betrixaban for this indication. In general, the FDA suggests that sponsors complete two adequate and well-controlled clinical studies to demonstrate effectiveness because a conclusion based on two persuasive studies will be more compelling than a conclusion based on a single study. Although the FDA has informed us that our APEX study, plus supportive Phase 2 data obtained to date, could potentially provide sufficient safety and efficacy data for extended duration VTE prophylaxis in acute medically ill patients for up to 35 days of in-hospital and post-discharge use, the FDA has further advised us that whether one or two adequate and well-controlled clinical studies are required will be a review issue in connection with a new drug application, or NDA, submission. Even if we achieve favorable results in our APEX study, the FDA may nonetheless require that we conduct additional clinical studies, possibly using a different clinical study design.

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

In November 2013, the FDA granted breakthrough therapy designation for Andexanet alfa which allows for an Accelerated Approval process. We currently plan to seek FDA approval of Andexanet alfa under the Accelerated Approval regulations. These regulations allow drugs that are being developed to treat an unmet medical need to be approved based on evidence of an effect on a surrogate biomarker endpoint likely to predict clinical benefit rather than a clinical endpoint such as survival or irreversible morbidity. A surrogate or biomarker endpoint is defined as a laboratory or physical sign that is reasonably likely to predict clinical benefit. Use of an Accelerated Approval process provides a shortened timetable to approval, but a Phase 4 clinical study with clinical endpoints that will confirm the validity of the surrogate endpoint(s) must be ongoing at the time the License Application (BLA or NDA) is submitted and some early patient data will be required by the FDA to support the BLA. We expect that this study will continue into commercialization. Because we have limited experience with the Accelerated Approval process, we may require more time and incur greater costs than anticipated and may not succeed in obtaining regulatory approval of Andexanet alfa. In addition, the FDA may subsequently determine that the studies conducted by us were insufficient to support approval or require us to conduct extensive post-approval studies.

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

*We have limited experience manufacturing our products on a commercial scale, there are risks associated with scaling up manufacturing to commercial scale and we are dependent on third parties for such manufacturing. In addition, to meet expected market demand we believe our manufacturers will need to scale to larger equipment and improve the manufacturing process for Andexanet alfa. If our manufacturers are unable to manufacture our products on a commercial scale or scale to increased production, this could potentially delay regulatory approval and commercialization or materially adversely affect our results of operations.

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

In particular, we face uncertainties and risks associated with scaling up the manufacturing for Andexanet alfa. Andexanet alfa is a recombinant biological molecule, or biologic, rather than a small molecule chemical compound like our other product candidates. The manufacture of biologics involves complex processes, including developing cell lines or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. As a result, the cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process is more complex and can be difficult to reproduce. There is no guarantee we will be successful in establishing a larger-scale commercial manufacturing process for Andexanet alfa which achieves our objectives for manufacturing capacity and cost of goods. Additionally, if the effective dose of Andexanet alfa is higher than we anticipate or the obtainable sales price is lower than we anticipate, Andexanet alfa may not be commercially viable.

Andexanet alfa used in our clinical studies is currently produced for us by a third-party contract manufacturer, CMC ICOS Biologics, Inc., or CMC Biologics. However, to support broader U.S. and worldwide supply with a lower cost, we will need to increase the current planned production capacity at CMC Biologics, add production from Lonza Sales AG, or Lonza, and improve the manufacturing process to increase the yield and lower the manufacturing costs. Scaling up and improving a biologic manufacturing process is an expensive, difficult, uncertain and time-consuming task, and we can give no assurance that we will be successful in developing and implementing this new process either on a timely basis or at all. In this regard, we completed our first 10,000 liter scale engineering batch with Lonza, in the first quarter of this year. The run successfully produced drug product that met our specifications and it appeared highly comparable to previously manufactured material. However, the yield was lower than we expected and we determined that the timeline needed to improve product yield at Lonza would result in a significant delay to our Biologics License Application, or BLA, submission on our intended timeline in the fourth quarter of 2015. As a result we have decided that our BLA submission will use material from our ongoing CMC Biologics manufacturing process in order to support our potential U.S. launch within our internal timeline. In addition, we believe that in order to meet potential demand in the U.S. following the initial launch, CMC Biologics will modify an existing production facility to expand manufacturing capacity, and we recently entered into a commercial supply (manufacturing services) agreement with CMC Biologics for this purpose. The CMC Biologics facility will initially provide a smaller quantity of commercial product, and at a higher cost of goods, than we contemplated under our Lonza manufacturing arrangement.

Our broader worldwide commercial supply of Andexanet alfa is still expected to be manufactured by Lonza using what we anticipate will be an improved and more cost-effective process, with the first commercial material from Lonza becoming available following our U.S. launch. In October 2014, we entered into a new commercial manufacturing agreement with Lonza to produce commercial quantities of Andexanet alfa following our U.S. launch. There is significant technical and regulatory work which we will need to complete before Lonza is able to produce commercial quantities of Andexanet alfa and there remains substantial uncertainty whether we will be able to produce commercial supply of Andexanet alfa at the quantities and cost of goods necessary for commercial success.

We currently have no sales or distribution personnel and only limited marketing capabilities. If we are unable to develop a sales and marketing and distribution capability on our own or through collaborations or other marketing partners, we will not be successful in commercializing Betrixaban, Andexanet alfa or other future products.

We do not currently have a significant sales or marketing infrastructure and have never sold, marketed or distributed therapeutic products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We plan to establish a hospital-based sales force in the United States and possibly other major markets and work with partners in other parts of the world to commercialize both Betrixaban and Andexanet alfa globally, if they are approved. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

The development and commercialization of new therapeutic products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell direct or indirect Factor Xa inhibitors for use in various disease states, including injectable Factor Xa inhibitors for the prevention of VTE in acute medically ill patients. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.

In addition, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain market share and undermine the value proposition that we might otherwise be able to offer to payors. We are developing our lead product candidate Betrixaban for extended duration VTE prophylaxis in acute medically ill patients for up to 35 days of in-hospital and post-discharge use. The current standard of care for VTE prophylaxis in acute medically ill patients in the United States is a 6- to 14-day hospital administration of enoxaparin, marketed as Lovenox® and also available in generic form, an indirect Factor Xa inhibitor. Enoxaparin is widely accepted by physicians, patients and third-party payors. As a result, we may face difficulties in marketing Betrixaban as a substitute therapy in the hospital for the current standard of care, enoxaparin.

Furthermore, the FDA has already approved a number of therapies that, like Betrixaban, are oral direct Factor Xa inhibitors and that have already achieved substantial market acceptance. Although these products have not been approved for VTE prophylaxis in acute medically ill patients, the owners of the products may decide to seek such approval or physicians may decide to prescribe these products for the treatment of VTE in acute medically ill patients absent such approval, known as prescribing “off-label.” Further, our competitors may have the financial and other resources to conduct additional clinical studies in an effort to obtain regulatory approval for use of their drugs for VTE prophylaxis in acute medically ill patients, even in cases where they have previously run clinical trials that have failed. For example, in March 2014, Bayer and Janssen announced the initiation of a new Phase 3 clinical trial to evaluate the safety and efficacy of rivaroxaban to reduce the risk of post-hospital discharge symptomatic VTE in patients hospitalized for acute medical illness.

While there are no therapies approved specifically as antidotes for Factor Xa inhibitors, we are aware of at least one other drug candidate being studied in early stage clinical trials as a potential antidote to Factor Xa inhibitors. Andexanet alfa, if approved, may compete with other currently approved treatments designed to enhance coagulation, such as fresh frozen plasma, prothrombin complex concentrates, recombinant Factor VIIa or whole blood. Although there is no clinical evidence supporting the use of such treatments in patients taking Factor Xa inhibitors, physicians may choose to use them because of familiarity, cost or other reasons. In addition, we are aware that several companies have conducted preclinical research on compounds intended to be antidotes for Factor Xa inhibitors and that at least one company has initiated a Phase 1 clinical trial of an antidote.

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

*We rely on third-party contract manufacturing organizations to manufacture and supply our product candidates for us. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts, particularly with respect to Andexanet alfa, to find new suppliers or manufacturers. We may also face significant delays in the development and commercialization of our product candidates.

We currently have limited experience in, and we do not own facilities for, clinical-scale or commercial manufacturing of our product candidates and we rely upon third-party contract manufacturing organizations to manufacture and supply drug product for our clinical studies and for commercial supplies upon product approval. The manufacture of pharmaceutical products in compliance with the FDA’s current good manufacturing practices, or cGMPs, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to supply our clinical studies or commercial demand would be jeopardized. Any delay or interruption in the supply of clinical study materials could delay the completion of our clinical studies, increase the costs associated with maintaining our clinical study programs and, depending upon the period of delay, require us to commence new studies at significant additional expense or terminate the studies completely.

All manufacturers of our product candidates must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacturing, packaging or testing of products. We have limited control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical studies, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or impair our reputation.

We currently rely critically on individual suppliers for each of our product candidates. For example, we rely on Hovione Inter Limited to produce the active pharmaceutical ingredient for Betrixaban for our APEX study, we have contracted with CMC Biologics to expand its production capacity of Andexanet alfa bulk drug substance to support our potential U.S. commercial launch, and we have engaged Lonza to develop a new, higher-capacity and lower cost process for Andexanet alfa bulk drug substance in order to support our broader, worldwide commercialization strategy. In July 2014, we entered into a Commercial Supply Agreement with CMC Biologics, pursuant to which CMC Biologics will manufacture clinical and commercial supply of Andexanet alfa for us. In addition, CMC Biologics will provide pre-validation and validation work on our behalf. In October 2014 we entered into a Manufacturing Services Agreement with Lonza to develop an improved manufacturing process and to manufacture our broader world-wide supply of Andexanet alfa. We have not yet entered into a commercial supply agreement for the manufacture of Betrixaban. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug product necessary for our clinical and commercial supply needs, or if any single source supplier terminates the agreement in response to a breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture the product candidate until a qualified alternative supplier is identified, which could also significantly delay the development of, and impair our ability to commercialize, our product candidates.

One of our leading product candidates, Andexanet alfa, is a biologic and therefore requires a complex production process. In addition to our contracts for bulk drug substance of Andexanet alfa, we have engaged a new sole-source vendor to perform lyophilization and packaging. In connection with scale-up to commercial production, we are working to make certain changes to the manufacturing process in order to increase its scale and efficiency. There can be no assurance that we will be able to successfully implement these transitions or implement the proposed improvements to the manufacturing process. In particular, in order to obtain FDA approval of material produced by a new vendor or using a new process, we will need to demonstrate that such material is comparable to the clinical material we previously used.  Demonstrating comparability can require significant pre-clinical and clinical studies. If we are not able to demonstrate comparability, then the material would be considered a new biological entity and a new clinical program, likely commencing with Phase 1, and a full BLA submission would be required for approval, resulting in additional time and expense. We recently completed our first engineering batch at Lonza, and while the run successfully produced drug product that meets our specification, it did not achieve the yield we expected and therefore the scale-up process will take longer than previously expected. If we are not able to establish targeted capacity at CMC Biologics and Lonza on a timely basis, implement the proposed transitions in a timely manner, or establish comparability of the new material, or obtain the anticipated improvements in efficiency, our business, financial condition, results of operations and growth prospects would be materially adversely affected.

Although alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities to manufacture biologics is limited, and it could be expensive and take a significant amount of time to arrange for alternative suppliers, which could have a material adverse effect on our business. New suppliers of any product candidate would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.

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

In January 2013, we entered into a clinical collaboration agreement with Lee’s Pharmaceutical (HK) Ltd, or Lee’s, to jointly expand our Phase 3 APEX study of Betrixaban into China with an exclusive option for Lee’s to negotiate for the exclusive commercial rights to Betrixaban in China. In October 2012, we entered into a three-way agreement with Bristol-Myers Squibb Company, or BMS, and Pfizer Inc., or Pfizer, to include subjects dosed with apixaban, their jointly owned Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. In February 2013, we entered into a three-way agreement with Bayer and Janssen to include subjects dosed with rivaroxaban, their Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. In June 2013, we entered into an agreement with Daiichi Sankyo, Inc., or Daiichi Sankyo, to include subjects dosed with edoxaban, their Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. In January 2014, we entered into a second clinical collaboration agreement with BMS and Pfizer to further study Andexanet alfa as an antidote for their jointly owned product candidate apixaban through Phase 3 studies. In January 2014, we entered into a second clinical collaboration agreement with Bayer and Janssen to evaluate Andexanet alfa as a reversal agent for the FDA-approved oral Factor Xa inhibitor rivaroxaban through Phase 3 studies. In July 2014, we entered into a second clinical collaboration agreement with Daiichi Sankyo to evaluate Andexanet alfa as a reversal agent for edoxaban through regulatory approval. In February 2013, we entered into a license and collaboration agreement with Aciex Therapeutics, Inc., or Aciex, which was amended in April 2014, pursuant to which we granted Aciex an exclusive license to co-develop and co-commercialize certain preclinical Syk inhibitors for nonsystemic indications, such as the treatment and prevention of ophthalmological diseases by topical administration and allergic rhinitis by intranasal administration.

In October 2011, we entered into a collaboration agreement with Biogen Idec which was amended in April 2014 pursuant to which Biogen Idec has ultimate decision-making authority with respect to the research, development and commercialization of selective Syk inhibitors. We may enter into additional collaboration agreements with third parties with respect to our other product candidates for the commercialization of the candidates outside the United States. In addition, depending on our capital requirements, development and commercialization costs, need for additional therapeutic expertise and other factors, it is possible that we will enter into broader development and commercialization arrangements with respect to our other product candidates. Our likely collaborators for any distribution, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. In addition, we may be required to incur substantial costs to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

In connection with our Betrixaban and Andexanet alfa studies, we are currently utilizing certain suppliers outside of the United States, which subjects us to certain of the above risks. For example, a significant number of our APEX trial sites and enrolled patients are in Russia and the Ukraine, and the recent political unrest in the Ukraine has disrupted activities at five of our trial sites in this region. Continued or worsening political unrest in this region and the effect of international sanctions could adversely affect patient enrollment or other activities at our sites in the Ukraine and Russia.

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

We may pursue commercialization of our future products in international markets, either through distribution and marketing partners or our own commercial organization.  In order to market our future products in the European Economic Area, or EEA, and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. Before granting the MA, the European Medicines Agency or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

•

the federal Physician Payment Sunshine or Open Payments Program provisions which will require extensive tracking of physician and teaching hospital payments, maintenance of a payments database, and public reporting of the payment data;

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

Based, in part, on a review of SEC filings, we believe that our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own shares representing approximately 46% of our common stock, based on 41,502,251 shares of common stock outstanding as of September 30, 2014. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.4 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $36.8 million as of September 30, 2014, based on the closing price of our common stock of $25.28 on such date in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

In October 2014, we issued 3,963 shares of common stock upon the net exercise of a warrant by Comerica Ventures Incorporated. The warrant was initially exercisable into shares of Series B Preferred Stock and was issued in September 2006 in connection with a private placement of equity securities not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The conversion of the warrant into common stock was an exempt exchange under Section 3(a)(9) of the Securities Act. The shares were issued pursuant to a “cashless” exercise of warrants and we received no proceeds.

ITEM 5.	OTHER INFORMATION

Reference is made to the discussion of our commercial supply agreement with CMC Biologics under the caption “Off-balance sheet arrangements and contractual obligations” in Item 2 of Part I of this Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.

ITEM 6.	EXHIBITS

A list of exhibits filed with this Quarterly Report on Form 10-Q or incorporated herein by reference is found in the Index to Exhibits immediately following the signature page of this report and is incorporated into this Item 6 by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PHARMACEUTICALS, INC.

November 10, 2014	By:	/s/ William Lis
William Lis
Chief Executive Officer

November 10, 2014	By:	/s/ Mardi C. Dier
Mardi C. Dier
Chief Financial Officer

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.3	Third Amended and Restated Investor Rights Agreement, dated as of November 11, 2011, by and among Portola Pharmaceuticals, Inc., and certain of its stockholders.	S-1	333-187901	10.6	4/12/2013

4.4	Warrant to Purchase Shares of Series A Preferred Stock by and between the registrant and General Electric Capital Corporation, dated January 21, 2005.	10-Q	001-35935	4.4	11/06/2013

4.6	Warrant to Purchase Shares of Series B Preferred Stock by and between Portola Pharmaceuticals, Inc., and Comerica Incorporated, dated September 29, 2006.	10-Q	001-35935	4.6	11/06/2013

4.7	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006.	10-Q	001-35935	4.7	11/06/2013

4.8	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and HCP Life Science Assets TRS, LLC, dated December 15, 2006.	10-Q	001-35935	4.8	11/06/2013

4.9	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and Bristow Investments, L.P., dated December 15, 2006.	10-Q	001-35935	4.9	11/06/2013

10.24†*	Commercial Supply (Manufacturing Services) Agreement between CMC ICOS Biologics, Inc. and Portola Pharmaceuticals, Inc. effective as of July 1, 2014.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

32.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential Treatment Requested
*	Filed herewith
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