Form 10-K
period 2014-12-31
PORTOLA PHARMACEUTICALS INC
filed 2015-03-02
CIK 1269021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

(650) 246-7000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $857.6 million computed by reference to the last sales price of $29.18 as reported by the NASDAQ Global Select Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 27, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 48,952,668.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on or about June 16, 2015, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2014.

TABLE OF CONTENTS

Portola Pharmaceuticals, Inc.

Form 10-K

“Portola Pharmaceuticals,” our logo and other trade names, trademarks and service marks of Portola appearing in this report are the property of Portola. Other trade names, trademarks and service marks appearing in this report are the property of their respective holders.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words, such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “potential,” “seek,” “expect,” “goal” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our ability to enroll patients in our clinical studies at the pace that we project;
●	our ability to scale up manufacturing of our product candidates to commercial scale;
●	the timing and the success of the design of our Phase 3 clinical study of Betrixaban, or APEX;
●	the timing and the success of our Phase 3 registration study and Phase 4 confirmatory study of Andexanet alfa;
●	the timing and the success of our anticipated additional Phase 2 proof-of-concept studies of Andexanet alfa;
●	potential indications for Andexanet alfa;
●	our ability to submit a Biologics License Application, or BLA, for Andexanet alfa in the time frame we project;
●	whether the results of our APEX study will be sufficient to support global regulatory approvals for Betrixaban;
●	our ability to obtain and maintain regulatory approval of our product candidates;
●	our ability to conduct a proof-of-concept study in hematologic cancers for Cerdulatinib;
●

our expectation that our existing capital resources will be sufficient to enable us to complete our ongoing Phase 3 clinical study of Betrixaban, advance our Phase 4 Biologics License Application enabling studies and related manufacturing of Andexanet alfa and our Phase 1/2a proof-of-concept studies of Cerdulatinib in hematologic cancers;

●	the projected number of acute medically ill patients who would benefit from the use of Betrixaban;
●	the projected dollar amounts of future sales of established and novel anticoagulants;
●	our ability to successfully commercialize our products;
●	the rate and degree of market acceptance of our products;
●	our ability to successfully build a hospital-based sales force and commercial infrastructure;
●	our ability to compete with branded and generic Factor Xa inhibitors;
●	our reliance on third parties to conduct our clinical studies;
●	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;
●	our reliance on our collaboration partners’ performance over which we do not have control;
●	our ability to retain and recruit key personnel;
●	our ability to obtain and maintain intellectual property protection for our products;
●	the actual receipt and timing of any milestone payments or royalties from our collaborators;
●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

●	our ability to identify, develop, acquire and in-license new products and product candidates;
●	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;
●	our financial performance; and
●	developments and projections relating to our competitors or our industry.

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

PART I

ITEM 1.  BUSINESS

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic disorders and inflammation for patients who currently have limited or no approved treatment options. We are advancing our three wholly-owned compounds using novel biomarker and genetic approaches that may increase the likelihood of clinical, regulatory and commercial success of our potentially life-saving therapies. Two of these compounds were discovered through our internal research efforts and one was discovered by Portola scientists during their time at a prior company.

Our two lead programs address significant unmet medical needs in the area of thrombosis, or blood clots. Our first lead compound Betrixaban is a novel oral once-daily inhibitor of Factor Xa in Phase 3 clinical trials for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, or VTE, in acute medically ill patients for 35 days of in-hospital and post-discharge use. Currently, there is no anticoagulant approved for extended duration VTE prophylaxis in the acute medically ill population. Our second lead compound Andexanet alfa, an FDA-designated breakthrough therapy, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a Factor Xa inhibitor. Andexanet alfa has potential indications to treat patients who are taking a direct or indirect Factor Xa inhibitor and who suffer a major bleeding episode or require emergency surgery. We are currently evaluating Andexanet alfa in Phase 3 clinical trials and a Phase 4 confirmatory trial. Our third product candidate, Cerdulatinib, is an orally available kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and janus kinases, or JAK, enzymes that regulate important signaling pathways. Cerdulatinib is being developed for hematologic, or blood, cancers and inflammatory disorders. We are currently conducting a Phase 1/2a proof-of-concept study for Cerdulatinib in patients with non-Hodgkin’s lymphoma, or NHL, or chronic lymphocytic leukemia, or CLL, who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations. In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues. Based on interim Phase 1 data, we are advancing Cerdulatinib to the Phase 2a portion of the study which includes expansion cohorts. We have another program of highly selective Syk inhibitors which is partnered with Biogen Idec Inc.

We have full worldwide commercial rights to Betrixaban, Andexanet alfa, and Cerdulatinib. We believe we can maximize the value of our company by retaining substantial commercialization rights to these three product candidates and, where appropriate, entering into partnerships to develop and commercialize these product candidates. We plan on building a successful enterprise to commercialize Betrixaban and Andexanet alfa, using a hospital-based sales team in the United States and possibly other major markets and with partners in other territories.

Betrixaban

Betrixaban is a novel oral once-daily inhibitor of Factor Xa in development for extended duration VTE prophylaxis in acute medically ill patients for 35 days of in-hospital and post-discharge use. Acute medically ill patients are those who are hospitalized for serious non-surgical conditions, such as heart failure, stroke, infection, rheumatic disorders and pulmonary disorders. We estimate that in the G7 countries in 2014 there were 22.5 million acute medically ill patients for whom VTE prophylaxis was recommended by medical treatment guidelines. The current standard of care for VTE prophylaxis in this population is enoxaparin, an injectable low molecular weight heparin that is approved for a usual administration period of 6 to 11 days and up to 14 days and is not approved for use outside of the hospital. According to IMS Health Incorporated, or IMS, a healthcare industry information provider, worldwide sales of enoxaparin for the twelve months through March 2014 were in excess of $4.1 billion. We believe that use of enoxaparin in acute medically ill patients accounted for at least $2.0 billion of these sales.

Multiple large, global trials have demonstrated that there is substantial risk of VTE in acute medically ill patients with restricted mobility and other risk factors beyond the standard course of enoxaparin. Our Phase 3 APEX study is designed to use biomarkers to identify and enroll patients most likely to benefit from therapy with Betrixaban. Specifically, these patients have elevated blood levels of D-dimer or are over age 75. There have been numerous publications highlighting the role of these two prognostic markers in identifying patients at extended risk of VTE. The MAGELLAN trial sponsored by Bayer Pharma AG, or Bayer, and Janssen Pharmaceuticals, Inc., or Janssen, which evaluated administration of rivaroxaban for an extended period, demonstrated that the incidence of VTE-related death rose four-fold over several weeks after hospital discharge and the discontinuation of treatment. However, there are no therapies approved for use beyond a typical hospitalization period of 6 to 14 days despite the ongoing risk of VTE faced by these patients for 35 days or more following hospital admission. We are developing Betrixaban to be the first oral Factor Xa inhibitor approved for use in acute medically ill patients and the first anticoagulant approved for hospital-to-home VTE prophylaxis in these patients. We believe the addressable market opportunity for Betrixaban could be $3.0 billion to $4.0 billion by 2020.

In 2012, we initiated our pivotal biomarker-based Phase 3 APEX study, a randomized, double-blind, active-controlled, multicenter, multinational study to evaluate a once-daily dose of Betrixaban for 35 days for superiority as compared to in-hospital administration of enoxaparin once daily for 6 to 14 days followed by placebo. Our APEX study is over 70% enrolled in 35 countries worldwide. We believe Betrixaban has the potential to succeed in this patient population, in part due to its validated mechanism of action, but most importantly, due to its properties that differentiate it from other anticoagulants.  First, it has the longest half-life, making it a true, once-daily therapy allowing for a narrow peak-to-trough concentration ratio that helps maintain a less variable anticoagulant effect over the course of a day.  Second, it has the lowest renal clearance of all of the Factor Xa inhibitors, which may result in a lower rate of bleeding. And finally, it is not metabolized in the liver by an enzyme called CYP 3A4, which may result in reduced potential for drug-on-drug interactions. These properties are critically important for acute medically ill patients who are often renally compromised and on multiple concomitant medications.

In February 2015, the Independent Data Monitoring Committee (IDMC) recommended that the Phase 3 APEX Study of Betrixaban continue as planned without modification based on the successful completion of a pre-specified futility analysis. In making this recommendation, the IDMC evaluated preliminary efficacy trends and safety reports from the first 50% of the patients enrolled.

In January 2013, we entered into a clinical collaboration agreement with Lee’s Pharmaceutical (HK) Ltd, or Lee’s, to jointly expand our Phase 3 APEX study of Betrixaban into China with an exclusive option for Lee’s to negotiate for the exclusive commercial rights to Betrixaban in China.

Andexanet alfa

Andexanet alfa, an FDA-designated breakthrough therapy, is a recombinant protein designed to reverse the anticoagulant activity in patients treated with a Factor Xa inhibitor. Andexanet alfa has potential indications to treat patients who are taking a direct or indirect Factor Xa inhibitor and who suffer a major bleeding episode or require emergency surgery. Currently, there is no antidote or reversal agent approved for use against Factor Xa inhibitors. Leading clinicians have identified, and the United States Food and Drug Administration, or FDA, has recognized, the lack of an effective reversal agent for Factor Xa inhibitors as a significant unmet clinical need. Based on industry data, we estimate that in 2020, between 23 million and 36 million patients will be treated with Factor Xa inhibitors, including low molecular weight heparins, for short-term use or chronic conditions. Clinical trial results suggest that, depending on their underlying medical condition, annually between 1% and 4% of these patients may experience a major bleeding event and an additional 1% may require emergency surgery. We believe that Andexanet alfa, if approved, has the long-term potential to address a total worldwide market in excess of $2.0 billion.

Andexanet alfa is the first therapy to demonstrate reversal of the anticoagulant activity of Factor Xa inhibitors as measured by anti-Factor Xa levels. We have initiated two Phase 3 ANNEXATM (Andexanet Alfa a Novel Antidote to the Anticoagulant Effects of fXA Inhibitors) studies – one with Bristol-Myers Squibb Company, or BMS, and Pfizer Inc.’s, or Pfizer’s, Factor Xa inhibitor, apixaban and one with Bayer Pharma AG, or Bayer, and Janssen Pharmaceuticals, Inc., or Janssen’s, Factor Xa inhibitor, rivaroxaban. Our Phase 3 studies each consist of two parts. In the first part of each study, the effect of a single bolus of Andexanet alfa was evaluated in healthy volunteers who had been given apixaban or rivaroxaban. In the second part of each study, the ability of Andexanet alfa to sustain reversal of the anticoagulant effects of apixaban and rivaroxaban will be evaluated by administering a bolus plus infusion of Andexanet alfa to healthy volunteers who have been given apixaban or rivaroxaban. The first part of our Phase 3 ANNEXATM studies of a single bolus of Andexanet alfa with apixaban and with rivaroxaban both met their primary and secondary endpoints with high statistical significance (p-values of less than 0.0001). The second part of our Phase 3 ANNEXATM studies is ongoing with results expected in the first half of 2015. In early 2015, we initiated a Phase 4 ANNEXATM confirmatory patient study, as agreed to by the FDA and EMA as part of an accelerated approval pathway for Andexanet alfa. This open-label, single-arm study is being conducted in patients receiving apixaban, rivaroxaban or enoxaparin (a low molecular weight heparin) who present with an acute major bleed. Pursuant to discussions with the FDA, we plan to include data from a small number of patients from this study in our Biologics License Application, or BLA, which we expect to submit in 2015 for conditional approval.

We completed a series of Phase 2 proof-of-concept studies evaluating the safety and activity of Andexanet alfa in healthy volunteers who were administered one of several Factor Xa inhibitors. Analysis of anticoagulation markers in blood samples taken from the subjects in these studies demonstrated that Andexanet alfa produced immediate reversal of anticoagulant activity of the Factor Xa inhibitors apixaban, rivaroxaban and enoxaparin and that the reversal could be sustained. Additionally, we are conducting a Phase 2 proof-of-concept study evaluating the reversal of edoxaban and we plan to initiate a Phase 2 study evaluating the reversal of Betrixaban.

We have entered into collaboration agreements with BMS, and Pfizer collaboration agreements with Bayer, and Janssen, and agreements with Daiichi Sankyo, Inc., or Daiichi Sankyo, to support Phase 2 and Phase 3 clinical studies with apixaban, rivaroxaban and edoxaban, respectively. Collectively, these clinical collaborations represent over $100 million in upfront, contingent and potential milestone payments to Portola. We retain full commercial rights with respect to Andexanet alfa.

Cerdulatinib

Cerdulatinib is an orally available, potent dual spleen tyrosine kinase (Syk) and janus kinase (JAK) inhibitor. Scientists have demonstrated that both Syk and JAK play key roles in various hematologic cancers and inflammatory diseases. We are developing Cerdulatinib for treatment of certain B-cell hematologic cancers, with a particular focus on patients who have NFkB activating mutations or acquired mutations to other novel B-cell targeted therapies that cause treatment failure or disease relapse. Cerdulatinib has completed preclinical testing and has demonstrated in-vitro activity in cancer cell lines with NFkB activating mutations and in patient tumor samples with acquired mutations to novel B-cell targeted drug candidates. In October 2013, we initiated a Phase 1/2a proof-of-concept study in NHL, and CLL, patients. In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues. We presented interim Phase 1 data at the American Society of Hematology Meeting in December 2014, and as a result we are advancing Cerdulatinib into the Phase 2a portion of the study which includes expansion cohorts at the recommended Phase 2 dose.

Syk-selective inhibitors

We have a program of highly selective Syk inhibitors which is partnered with Biogen Idec Inc. Biogen Idec is leading the pre-clinical study of highly selective Syk inhibitors for allergic asthma and other inflammatory disorders and is responsible for all development-related expenses. Syk plays a critical role in mast-cell signaling and activation, which are central to immune system over-activation and resultant airway constrictions in asthma. It is estimated that allergic asthma affects 15 million people in the United States alone. Despite numerous approved treatments, approximately 25% of all emergency room visits each year are attributed to acute and severe episodes of this disease.

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

Successfully complete the clinical development of Betrixaban. We expect to complete enrollment in our global pivotal Phase 3 clinical study, APEX by the end of 2015.   APEX, is evaluating the efficacy and safety of our lead product candidate Betrixaban for extended duration VTE prophylaxis during a hospital stay as well as post-discharge for 35 days in acute medically ill patients with restricted mobility and other risk factors. In February 2015, the Independent Data Monitoring Committee, or IDMC, recommended that our Phase 3 APEX Study of Betrixaban continue as planned without modification based on the successful completion of a pre-specified futility analysis. In making this recommendation, the IDMC evaluated preliminary efficacy trends and safety reports from the first 50% of the patients enrolled. If APEX is successful and we receive regulatory approval, Betrixaban will be the first anticoagulant approved based on a biomarker approach for the multi-billion dollar market for extended VTE prophylaxis in acute medically ill patients, both in the hospital and after discharge.

Advance Andexanet alfa through an expedited development and approval process. We are pursuing an Accelerated Approval pathway for our FDA-designated breakthrough therapy, Andexanet alfa. Based on clinical trial results and discussions with the FDA, we believe that the FDA supports our pursuit of this approval pathway. Based on our Phase 3 ANNEXA clinical studies in healthy volunteers, we plan to submit a BLA for conditional approval at the end of 2015, which will include a small amount of patient data from our Phase 4 ANNEXA-4 confirmatory study, which was initiated in early 2015. Additionally, we are in the process of obtaining formal scientific advice from the EMA regarding the process for approval in Europe and plan to submit a Marketing Authorization Application, or MAA, to the EMEA under the same Accelerated Approval pathway following our FDA filing.

Commercialize Betrixaban and Andexanet alfa, if approved, in the United States using a hospital-focused sales force. We plan to commercialize both of our thrombosis product candidates with a U.S. hospital-based sales force of approximately 100 to 140 sales representatives. We believe we will be able to address the multi-billion dollar markets for our thrombosis products with a targeted sales and marketing effort because hospitals represent a concentrated customer base as compared to primary care or specialty physicians. Outside the U.S., we are evaluating our commercial strategy.

Advance Cerdulatinib for treatment of hematologic cancers. We are currently evaluating Cerdulatinib in a Phase 1/2a proof-of-concept study in NHL and CLL. In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues. Based on interim Phase 1 data, we are advancing Cerdulatinib into the Phase 2a portion of the study which includes expansion cohorts at the recommended Phase 2 dose. Cerdulatinib targets two key signaling pathways that can promote cancer cell growth. This product candidate has the potential for broad activity in hematologic cancers because it blocks the B-cell receptor pathway via Syk and key cytokine receptors via JAK. Our strategy for Cerdulatinib is to focus on patients that have shown limited response to other therapies or have relapsed or do not respond due to mutations.

Deploy capital strategically to develop our portfolio of product candidates and create value. We expect to continue to deploy most of our capital resources to develop Betrixaban and Andexanet alfa and to a lesser extent, advance Cerdulatinib into clinical expansion cohorts. It is our strategy to leverage established clinical trial design principles as well as proactive engagement with relevant regulatory authorities to advance these candidates towards key value inflection points in a capital-efficient manner. In parallel with these efforts, we have entered into and anticipate that we will continue to seek and evaluate partnerships that provide support for the further development of our product candidates while retaining significant economic and commercial rights. We believe that this combination of independent development and partnering activity may allow us to realize the substantial potential value of our product candidates while reducing our capital requirements.

Product candidates

Our development pipeline, summarized in the table below, includes three wholly owned compounds and one partnered program.

Development pipeline

Product	Description	Stage	Indication	Worldwide commercial rights

Betrixaban	Oral Factor Xa inhibitor	Phase 3	Extended duration VTE prophylaxis in acute medically ill patients in-hospital and post discharge for 35 days	Portola

Andexanet alfa	Antidote for Factor Xa inhibitors	Phase 3 and Phase 4	Reversal of Factor Xa inhibitor anticoagulation	Portola

Cerdulatinib	Oral Dual Syk and JAK inhibitor	Phase 1/2a	B-cell hematologic cancers	Portola

Syk-selective inhibitors	Syk inhibitor	Pre-clinical	Allergic asthma and other inflammatory disorders	Biogen Idec

Betrixaban

We are developing Betrixaban to be the first anticoagulant approved for extended duration VTE prophylaxis in acute medically ill patients both in-hospital and after discharge for 35 days. Acute medically ill patients are patients hospitalized for non-surgical conditions, such as heart failure, stroke, infection, rheumatic disorders and pulmonary disorders. Acute medically ill patients with restricted mobility and other risk factors are known to be at increased risk for VTE, both in the hospital and after discharge. Each year, more than 150,000 acute medically ill patients worldwide die of VTE and not from their underlying medical condition. Pulmonary embolism is the most common preventable cause of hospital death and a leading cause of increased length of hospital stay. The average annual direct medical cost of treating VTE in a hospital setting in the United States is between $7,500 and $16,500 per patient and is even greater for elderly, higher risk patients. Both the National Quality Forum and the Joint Commission on Accreditation of Healthcare Organizations include the utilization of VTE prevention measures as a leading indicator of quality of patient care.

While there are a number of anticoagulants approved for short-duration VTE prophylaxis in acute medically ill patients during the typical hospitalization period, there is no anticoagulant approved for extended duration VTE prophylaxis in this population. Acute medically ill patients at risk for VTE are typically treated with intravenous or injectable heparin or an injectable low molecular weight heparin, such as enoxaparin, marketed as Lovenox® and also available in generic form, while in the hospital but not after discharge. Multiple large regional and global studies have demonstrated that there is a substantial risk of VTE after hospital discharge in acute medically ill patients with restricted mobility and other risk factors. For example, the MAGELLAN trial of 8,101 patients showed that the rate of VTE-related death for the 10-day period while the patients were in the hospital receiving anticoagulation therapy was 0.2%, while the rate of VTE-related death for the 25-day post-discharge period when the patient did not receive anticoagulation treatment, was 0.8%, a four-fold increase. One academic study examined the medical records of approximately 11,000 acute medically ill patients for a period of 180 days after hospital admission and determined that 56.6% of VTE events in this population occurred after discharge. These studies highlight the need for more effective extended duration prophylaxis therapies.

We are developing Betrixaban to be the first oral Factor Xa inhibitor approved for use in acute medically ill patients and the first anticoagulant approved for extended duration VTE prophylaxis in those patients. We are evaluating Betrixaban in APEX, a global Phase 3 clinical study using a biomarker approach by focusing on patients that are most likely to benefit, specifically those with elevated D-dimer blood levels or those over the age of 75. In the field of thrombosis, it is well established that the outcomes of Phase 3 trials are significantly influenced by three factors: drug properties, dose selection and selection of the patients who will benefit most from treatment. Historically, multiple anticoagulant drugs have effectively addressed these factors in their clinical trials and have had success where competing agents within the same class have not. Applying our knowledge of Betrixaban’s properties, our clinical experience with Betrixaban and learnings from Factor Xa inhibitor clinical trials conducted by other companies, we believe we have designed the APEX study to enhance the likelihood of its success, despite the lack of success of other Factor Xa inhibitors in this indication, based on the following factors:

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

Patient population. The APEX patient population, which is based on extensive review of epidemiologic studies and data from multiple large trials in acute medically ill patients, targets the specific patients with certain risk factors who are at an increased risk for VTE and can potentially benefit from extended duration VTE prophylaxis both during a hospital stay and post-discharge for  35 days, while excluding those at increased risk of bleeding, the main side effect of all anticoagulants.

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

The population of acute medically ill patients represents the largest patient segment in the anticoagulant market, accounting for nearly half of patients in the G7 countries. Despite the short duration of current VTE prophylaxis for the acute medically ill, typically 6 to 14 days, we believe that annual worldwide sales of enoxaparin for use in acute medically ill patients are at least $2.0 billion.

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

Currently, there are no anticoagulants approved for extended duration VTE prophylaxis in acute medically ill patients for more than a 6- to 14-day period, and most patients receive anticoagulation therapy only while in the hospital. Heparin and enoxaparin are generally not prescribed for use outside of the hospital due to the difficulty of administering the therapies and lack of data showing a benefit beyond the currently approved duration of therapy. Warfarin has not been studied in a large randomized trial and is not indicated for VTE prophylaxis in acute medically ill patients. Both rivaroxaban and apixaban have been evaluated in large Phase 3 trials of VTE prophylaxis in acute medically ill patients, both in the hospital and after discharge. The MAGELLAN trial, which evaluated rivaroxaban, demonstrated efficacy but failed to demonstrate an acceptable benefit to risk profile due to increased bleeding, and the ADOPT trial, which evaluated apixaban, showed a reduction in VTE events, but failed to demonstrate statistically significant efficacy. Importantly, the results of these trials showed that acute medically ill patients with restricted mobility and other risk factors treated with standard duration enoxaparin therapy for 6 to 14 days continue to be at increased risk of VTE post-hospital discharge for  35 days.

Leading clinicians have identified the lack of an appropriate therapy to prevent VTE in acute medically ill patients after discharge as a significant unmet clinical need. Such a therapy should be easy to administer both within and outside of the hospital setting and would need to show a robust reduction in the incidence of VTE and an acceptable bleeding profile compared to the current standard of care. The therapy would also need to have other properties appropriate for use in acute medically ill patients. These patients are typically frail and elderly and often cannot tolerate drugs that are significantly cleared through the kidneys. Moreover, they are often taking multiple medications for concomitant conditions and need a therapy that has a low potential to interact with other medications and a simple dosing regimen.

Betrixaban for extended duration VTE prophylaxis in acute medically ill patients

We believe that Betrixaban is well suited for use in extended duration VTE prophylaxis in acute medically ill patients, both in the hospital and after discharge. Our preclinical and clinical studies suggest that it has antithrombotic activity similar to that of enoxaparin and certain novel oral Factor Xa inhibitors (dabigatran, an anti-thrombin drug and fXa inhibitors; rivaroxaban, apixaban and edoxaban). In addition, it has a number of characteristics that differentiate it from these compounds that we believe are particularly relevant to acute medically ill patients, including:

Orally active with 23 hour half-life

•Ideal for once-daily dosing.

•Ease of administration compared to therapies which require multiple doses over a 24 hour period or injections.

•Potential for lower peak concentration while still maintaining effective anticoagulation, which could reduce bleeding and VTE risk.

Lower renal clearance compared to other Factor Xa inhibitors	•Potentially allows for more predictable dosing concentrations in the blood of patients with reduced kidney function. •Potentially decreases the risk of bleeding associated with anticoagulants.

Low potential for drug-drug interaction

•Unlike all currently approved direct Factor Xa inhibitors, Betrixaban is not metabolized through the CYP3A4 pathway, a key metabolic route for many approved drugs for a wide range of conditions.

•Many acute medically ill patients suffer from a significant underlying illness or one or more chronic conditions and are taking multiple therapies. The concurrent use of multiple CYP3A4 metabolized drugs can result in unpredictable drug levels and other undesirable drug-drug interactions.

Betrixaban clinical experience

Betrixaban has been evaluated in 22 Phase 1 and Phase 2 clinical studies involving 1,411 human subjects, 1,200 of whom received Betrixaban, including more than 100 subjects for six months or more. A series of 19 Phase 1 and clinical pharmacology studies provided substantial information regarding its safety, dosage and use in specific sub-populations. In three Phase 2 studies, Betrixaban was evaluated in specific patient populations relative to commonly used anticoagulants. Consistent with the development of other antithrombotic agents, these studies were not designed to demonstrate a statistically significant difference between groups for the studied outcomes. The Betrixaban Phase 2 studies were instead designed to demonstrate evidence of an anticoagulant effect and relative safety compared to an established comparator. In these clinical studies:

●	Betrixaban was well tolerated in diverse patient populations with comparable or better tolerability as compared to warfarin and enoxaparin;
●	Betrixaban achieved clinically relevant anticoagulant activity with comparable or less bleeding risk than existing agents; and
●	Betrixaban demonstrated predictable pharmacokinetic and pharmacodynamic activity.

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

In our 508-patient Phase 2 EXPLORE-Xa study, we evaluated the use of Betrixaban for ischemic stroke prevention in elderly patients with nonvalvular atrial fibrillation. Three different once-daily doses of Betrixaban, 40 mg, 60 mg and 80 mg, were evaluated against dose-adjusted warfarin. Patients with a median age of 74 years received treatment for at least 90 days and as long as 12 months. The incidence of ischemic stroke, as well as major bleeds and clinically relevant non-major bleeds, was comparable across the warfarin and Betrixaban treatment groups, suggesting similar anticoagulant activity and bleeding risk across all groups. In addition, we measured D-dimer levels. D-dimer is a byproduct of coagulation, and elevated levels have been shown to be indicative of an increased risk of thromboembolism. In those patients receiving Betrixaban who had not previously been taking warfarin, we observed a dose-related decrease in D-dimer levels. We believe the results of the EXPLORE-Xa study, although not statistically significant, provide evidence of the anticoagulant activity of Betrixaban and indicate that the long-term use of Betrixaban is well tolerated in an elderly population, including those with moderate to severe kidney disease.

Our Phase 2 DEC study evaluated the utility of adjusting the dose of Betrixaban based on a patient’s weight. The study indicated that making such adjustments is not necessary and it provided additional evidence of the safety and activity of Betrixaban.

All of our clinical studies to date have indicated that Betrixaban is well tolerated. Subjects taking Betrixaban had an increased rate of gastrointestinal issues, such as diarrhea, nausea and vomiting, as compared to subjects taking placebo, but these increased rates appear to be similar to those of patients taking other Factor Xa inhibitors. Patients taking Betrixaban also had an increased incidence of other side effects such as back pain, dizziness, headaches, rashes and insomnia as compared with patients taking a placebo or an active comparator. These side effects do not appear to have a substantial impact on patients’ tolerance of Betrixaban. There is no evidence that Betrixaban has negative effects on heart rhythm or liver function. As discussed earlier, the most significant side effect of all anticoagulants is major bleeding. While definitive conclusions cannot be drawn from our Phase 2 studies, it does not appear from the study results that patients taking Betrixaban face a greater risk of major bleeding than patients taking warfarin or enoxaparin.

Betrixaban clinical development

Phase of study	Number of studies	Subjects receiving Betrixaban	Objective	Selected results

Phase 1	19	459	Safety, tolerability, pharmacokinetic, pharmacodynamics	Single doses up to 550 mg well tolerated with predictable drug properties

Phase 2 (EXPLORE-Xa and DEC)	2	570	Safety/efficacy in atrial fibrillation patients; safety compared to warfarin	Prophylaxis and bleeding risk comparable to warfarin

Phase 2 (EXPERT)	1	171	Safety/efficacy in knee replacement compared to enoxaparin	Prophylaxis and bleeding risk comparable to enoxaparin

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

Dose selection. Based on standard pharmacometric modeling that integrated preclinical and clinical studies of Factor Xa inhibitors, we believe that we have identified a dosing regimen (80 mg oral once-daily dose for 34 days following a 160 mg oral loading dose on day one that will produce clinically meaningful anticoagulant effects in the APEX trial. In our clinical studies, we measured the concentration of Betrixaban achieved at different dose levels and showed in Phase 2 studies that at total daily doses of 30 mg and 80 mg Betrixaban had anticoagulant activity, measured by standard imaging tests to detect VTE, comparable to standard of care enoxaparin. We also observed that bleeding and anticoagulant activity, as measured by a common blood marker D-dimer, of once-daily 40 mg, 60 mg and 80 mg doses of Betrixaban were comparable to standard doses of warfarin in patients with non-valvular atrial fibrillation. We correlated those doses with levels of thrombin generation inhibition, a common pharmacodynamic measurement used to compare anticoagulant activity of different drugs, and compared those levels with those produced by other Factor Xa inhibitors, including enoxaparin, rivaroxaban and apixaban. For patients with severe renal impairment and those taking agents that are strong inhibitors of PGP enzymes, the dose of Betrixaban will be reduced to 40 mg daily, which targets a level of anticoagulant activity consistent with the overall patient population.

The following diagram depicts pharmacometric modeling of thrombin generation inhibition over time for rivaroxaban, apixaban and Betrixaban, reflecting the dosing regimen used in MAGELLAN, ADOPT and APEX, respectively:

Patient selection: efficacy. We used the findings of MAGELLAN, ADOPT and other trials to help define the population of patients to be included in APEX. APEX is enrolling patients that have a combination of specific medical conditions and risk factors that put them at an elevated risk of VTE for  35 days after enrollment. The APEX inclusion criteria specify that patients must be admitted to the hospital with one of five categories of acute medical illness: heart failure, respiratory failure, infection, rheumatic disease or stroke. The inclusion criteria also require that patients have a high degree of immobilization. Further, a patient must meet one of the following three additional criteria: have a D-dimer level of at least twice the upper limit of normal, be older than 75 years or have at least one additional risk factor for VTE, specifically have elevated D-dimer blood levels or be over the age of 75, we are more likely to demonstrate net clinical benefit from extended duration VTE prophylaxis.

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

We designed our Phase 3 APEX study to demonstrate the safety and efficacy of Betrixaban for extended duration VTE prophylaxis during a hospital stay and post-discharge for 35 days in acute medically ill patients with restricted mobility and certain biomarkers and additional risk factors. If APEX is successful, we expect it to be sufficient to support global regulatory approvals. We can provide no assurance that APEX will be successful and, if APEX is not successful, our ability to commercialize Betrixaban would be materially adversely affected. APEX is a randomized, double-blind, active-controlled, multicenter, multinational study comparing a once-daily dose of 80 mg of Betrixaban for 35 days (including both in the hospital and after discharge) with in-hospital administration of 40 mg of enoxaparin once daily for 6 to 14 days followed by placebo. It is expected to enroll approximately 6,850 patients at over 450 study sites throughout the world. The primary study objective is to demonstrate superiority as compared to the current standard of care in the reduction of VTE-related events at 35 days while maintaining a favorable benefit to risk profile. The APEX study is adequately powered to show a clinically relevant benefit with a p-value of less than 0.01 on the primary endpoint of total asymptomatic proximal DVT (as detected by ultrasound), symptomatic DVT (proximal or distal), non-fatal pulmonary embolism and VTE-related death. The first patient was enrolled in March 2012, and, based on current enrollment, we expect patient enrollment to be completed by the end of 2015. Four preliminary safety data reviews an independent monitoring committee, have been completed and the committee recommended that the study continue as planned. In February 2015, the Independent Data Monitoring Committee (IDMC) recommended that the Phase 3 APEX (Acute Medically Ill VTE Prevention with Extended Duration Betrixaban) Study of Betrixaban continue as planned without modification based on the successful completion of a pre-specified futility analysis. In making this recommendation, the IDMC evaluated preliminary efficacy trends and safety reports from the first 50% of the patients enrolled.

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

Betrixaban pharmacoeconomics

Oral drugs are typically less expensive than injectable agents. Currently in thrombosis, based on our research, we estimate that the average daily wholesale acquisition cost of a 40 mg Lovenox pre-filled syringe in the United States is $33.08 compared to rivaroxaban at $10.49 per day for both the 10 mg and 20 mg strengths.  In addition, the cost to treat a VTE in a hospital setting in the United States can reach $16,500 per patient in direct medical expenses. Therefore, we believe that, if our APEX Phase 3 study is successful, Betrixaban could represent a cost-effective preventive therapy against VTE in acute medically ill patients as compared to the current standard of care. We estimate that by 2016, the total potential market for VTE prophylaxis in the acute medically ill population, including extended duration VTE prophylaxis, will be $3 billion to $4 billion.

Andexanet alfa

Major bleeding is the most clinically meaningful side effect of oral and injectable Factor Xa inhibitors, including apixaban, rivaroxaban, edoxaban, Betrixaban and enoxaparin. Andexanet alfa is a recombinant protein designed to reverse anticoagulant activity in patients treated with a Factor Xa inhibitor. Andexanet alfa has potential indications to treat patients who are taking a direct or indirect Factor Xa inhibitor and who suffer major bleeding episode or require emergency surgery.

Overview of anticoagulant-related bleeding

In patients using anticoagulation therapy, there is an increased risk of major bleeding, which is common across all anticoagulants regardless of the reason for anticoagulation therapy, the patient setting or the duration of therapy. For patients at an elevated risk of thrombosis, the benefits provided by anticoagulation products generally outweigh the related risk of bleeding, however, major bleeding remains a significant cause of morbidity and mortality in these patients. For example, atrial fibrillation patients taking Factor Xa inhibitors on a chronic basis had a 1% to 4% annual rate of a major bleed in the Phase 3 ARISTOTLE trial of apixaban, sponsored by BMS and Pfizer, and the Phase 3 ROCKET trial of rivaroxaban, sponsored by Bayer and Janssen. Based on other clinical trials, we believe that annually an additional 1% of patients taking Factor Xa inhibitors will require emergency surgery. Patients on anticoagulation who suffer trauma have a higher risk of death than similar patients not on anticoagulation. The cost of treating a major bleed may exceed $100,000 in direct medical expenses..

The current standard treatment for patients taking established anticoagulants who experience major bleeding is to administer products that directly or indirectly support clotting, such as Vitamin K; fresh frozen plasma, or FFP; prothrombin complex concentrates, or PCCs; protamine; and recombinant Factor VIIa, or rFVIIa. Which of these approaches is used for a given patient depends on the particular anticoagulant being taken. For example, common treatments for warfarin reversal are Vitamin K, FFP and, more recently, PCCs, while low molecular weight heparin patients needing reversal are often managed with FFP or protamine. We estimate that Vitamin K alone is administered approximately 400,000 times each year in the United States to reverse the effects of anticoagulants. While the existing reversal agents are effective to varying degrees to reverse the effects of established anticoagulants, they can have potentially serious side effects, including in some cases increased risk of prothrombotic effects such as ischemic stroke and myocardial infarction.

There are, however, no approved antidotes or reversal agents for the new oral Factor Xa inhibitors. Moreover, the reversal agents used for established anticoagulants have not been extensively studied in clinical trials of oral Factor Xa inhibitor treated patients, and preliminary data suggest that they may not be effective to treat major bleeding in these patients. The existing reversal agents work mostly in the early steps of the coagulation cascade prior to the involvement of Factor Xa and simply supplement the factor deficiency caused by established anticoagulants. For the reversal agents to affect bleeding in patients taking oral Factor Xa inhibitors, sufficiently large quantities would need to be given to overwhelm the inhibitor, an approach that we believe could lead to dangerous prothrombotic effects. As there are no currently approved therapies designed to reverse or overcome Factor Xa inhibitors, patients taking those therapies face a risk of major bleeding. Leading clinicians have identified, and the FDA has recognized, the lack of a reversal agent for Factor Xa inhibitors as a significant unmet clinical need.

The following diagram depicts where the existing reversal agents and novel oral anticoagulants interact with the coagulation cascade:

Intrinsic Pathway
Factor XII
Factor XIIa
Factor XI
Factor XIa
Factor IX
Factor IXa
Factor X
Factor Xa
Factor X
Extrinsic Pathway
Trauma
rFVIIa, PCC
Factor VIIa
Factor VII
Tissue Factor
Betrixaban
Apixaban
Rivaroxaban
Edoxaban
PCC
Prothrombin
Thrombin
Dabigatran
Final Common Pathway
Fibrinogen
Blood Clot

Despite the risk of major bleeding, sales of Factor Xa inhibitors are expected to increase dramatically in the coming years as they have significant clinical benefits over standard products for preventing thrombosis, such as warfarin or enoxaparin. Based on our research and relevant market data, we estimate that by 2020, Factor Xa inhibitors will have a majority share of the market in each major anti-coagulation indication. As sales of Factor Xa inhibitors increase, the need for an effective antidote or reversal agent will correspondingly increase. We estimate that by 2020, over 500,000 patients annually in the G7 will need a Factor Xa reversal agent, with approximately 300,000 of these cases arising from a major bleeding episode, approximately 100,000 of these cases arising from emergency surgery and approximately 100,000 of those cases arising from traumatic injury.

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

In designing Andexanet alfa, we started with native Factor Xa protein and used our knowledge of its functional domains to make three changes by protein engineering. First, we made a small modification to the active site, or catalytic pocket, of native Factor Xa so that Andexanet alfa cannot drive the coagulation process but still binds to Factor Xa inhibitors with high affinity. Second, we removed most of the section of the native Factor Xa that facilitates binding to the thrombin activating complex to reduce the risk that Andexanet alfa would interfere with the activity of native Factor Xa. Importantly, while removing this section we retained a small portion at the end so that Andexanet alfa looks more like native Factor Xa to the immune system, thereby decreasing the likelihood of an immune system response against Andexanet alfa. Third, we made a minor modification in the peptide section that links the two parts of Factor Xa to facilitate Andexanet alfa’s manufacture using standard processes. The end result is a recombinant protein that we believe can bind with and sequesters any direct or indirect Factor Xa inhibitor, thereby allowing native Factor Xa to drive coagulation and restore hemostasis.

Andexanet alfa preclinical results

We have evaluated Andexanet alfa in numerous in-vitro and animal studies and have developed substantial evidence supporting the safety, efficacy and rapid activity of Andexanet alfa. Key findings from this preclinical program include:

●

In isolated human plasma, we have measured multiple pharmacodynamic measures of coagulation, such as anti-Factor Xa units, prothrombin time and activated partial thromboplastin time as well as key pharmacokinetic measures and have shown that Andexanet alfa reverses the effects of all Factor Xa inhibitors we have studied, including rivaroxaban, Betrixaban, apixaban, enoxaparin and fondaparinux.

●

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

●

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

●

In a cynomolgus monkey safety study, animals were dosed multiple times with Andexanet alfa, both alone and in the presence of several Factor Xa inhibitors, without any evidence of significant toxicity.

●

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

Andexanet alfa clinical results and development strategy

Based on the results of our initial Phase 2 study, we held an End of Phase 2 meeting with the FDA in August 2013 to discuss the remaining clinical studies needed for approval of Andexanet alfa. In November 2013, the FDA granted breakthrough therapy designation for Andexanet alfa and we are pursuing an Accelerated Approval pathway for Andexanet alfa. We initiated Phase 3 registration studies for Andexanet alfa in the first half of 2014 and initiated a Phase 4 confirmatory study in early 2015. The results from our Phase 3 studies along with data from a limited number of patients in the ongoing Phase 4 confirmatory study will support filing a BLA for conditional approval by the end of 2015. In the second half of 2014, we obtained formal scientific advice from the EMA which also supports using the same clinical data package for submitting for regulatory approval in Europe. Our initial conversations with the PMDA in Japan, also in the second half of 2014, support a similar regulatory path in Japan. However, additional guidance is needed to determine our approval strategy for Japan.

Andexanet alfa Phase 2 studies

We have completed a series of Phase 2 proof-of-concept studies evaluating the safety and activity of Andexanet alfa in healthy volunteers who were administered one of several Factor Xa inhibitors. The purpose of these studies is to evaluate the safety of Andexanet alfa and to determine the dose of Andexanet alfa required to reverse the effect of each anticoagulant as measured by multiple pharmacokinetic and pharmacodynamic endpoints.  Results from our Phase 2 studies with apixaban, rivaroxaban, edoxaban and enoxaparin, demonstrated a bolus of Andexanet alfa immediately reversed the anticoagulation activity of each Factor Xa inhibitor and that the reversal could be sustained with a continued infusion of Andexanet alfa.  Andexanet alfa was shown to be well tolerated with no thrombotic events or antibodies to Factor Xa or Factor X detected.

In these studies the Factor Xa inhibitor was dosed in healthy volunteers for five or six days to achieve steady-state drug levels.  Andexanet alfa was then administered intravenously in a range of bolus only and bolus plus infusion dose regimens.  Pharmacodynamic and safety data were collected through Day 48 with pharmacokinetic data through Day 10.  The primary endpoint for each of these studies is the percent reversal of anti-Factor Xa activity after dosing.

In the Phase 2 studies Andexanet alfa was generally well tolerated with no apparent safety signals. Importantly, none of the subjects receiving Andexanet alfa generated detectable levels of antibodies against either Factor X or Factor Xa and there have been no neutralizing antibodies against Andexanet alfa detected. The most common drug-related side effect was mild infusion-related reactions, which are not unexpected for a biological agent, such as Andexanet alfa.  In the Phase 2 studies, there was also a dose-dependent restoration of thrombin generation with no clinical evidence of thrombosis.

Based on the results of our initial Phase 2 study, we held an End of Phase 2 meeting with the FDA in August 2013 to discuss the remaining clinical studies needed for approval of Andexanet alfa. Typically the FDA requires at least one large-scale, randomized, placebo controlled study for approval of a new therapeutic. However, under the FDA’s “Accelerated Approval” pathway, therapies targeting a significant unmet clinical need may be approved based upon their showing adequate safety as well as efficacy against a surrogate biomarker endpoint in a clinical trial. In November 2013, the FDA granted breakthrough therapy designation for Andexanet alfa and therefore we are pursuing an Accelerated Approval pathway for Andexanet alfa. Utilizing this expedited approval process should significantly decrease the time and expense associated with our development program. After additional discussions with the FDA in 2014, including a formal End of Phase 2 meeting, we have initiated multiple Phase 3 studies (ANNEXATM - Andexanet Alfa a Novel Antidote to the Anticoagulant Effects of FXa Inhibitors) with study design similar to our Phase 2 proof-of-concept studies along with a Phase 4 study evaluating the safety and efficacy of Andexanet alfa in patients experiencing severe bleeding while being treated with rivaroxaban, apixaban or enoxaparin.  The Phase 3 studies are being conducted under an Accelerated Approval pathway using biomarker endpoints for conditional approval.  These biomarkers include anti-Factor Xa levels, plasma free fraction of the anticoagulant and thrombin generation.

Phase 3 ANNEXA-A (Andexanet Alfa a Novel Antidote to the Anticoagulant Effects of fXA Inhibitors – Apixaban) Study Design and Results

The randomized, double-blind, placebo-controlled Phase 3 ANNEXA-A study is evaluating the safety and efficacy of Andexanet alfa in reversing apixaban-induced anticoagulation in older healthy volunteers. Efficacy is being evaluated using biomarker endpoints, including anti-Factor Xa levels as the primary endpoint. Secondary endpoints include levels of plasma unbound (free fraction) of apixaban and thrombin generation.

In the first part of the Phase 3 ANNEXA-A trial, 33 healthy volunteers (ages 50-73) were given apixaban 5 mg twice daily for four days and then randomized in a 3:1 ratio to Andexanet alfa administered as a 400 mg IV bolus (n=24) or to placebo (n=9). The study achieved all of its primary and secondary endpoints with statistical significance (p value <0.0001). In the study, two to five minutes after completion of a bolus dose of Andexanet alfa, the anticoagulant activity of apixaban was reversed by approximately 94 percent (p value <0.0001) compared with placebo as measured by anti-Factor Xa activity. Every subject treated with Andexanet alfa had between 90 and 96 percent reversal of the anticoagulant activity of apixaban. The reversal of anti-Factor Xa activity correlated with a significant reduction in the level of free, unbound apixaban in the plasma, consistent with the mechanism of action of Andexanet alfa. Additionally, Andexanet alfa restored thrombin generation to baseline normal levels (prior to apixaban therapy). In this study, no serious adverse events, thrombotic events, or antibodies to Factor X or Xa were reported following Andexanet alfa administration. Mild infusion reaction was reported in three subjects.

The following diagram depicts the data from the first part of our Phase 3 ANNEXA-A study of Andexanet alfa in subjects taking apixaban.

End of Bolus
Placebo (Phase 2, n=9)
420 mg bolus only (Phase 2, n=6)
Placebo (Phase 3, n=9)
400 mg bolus only (Phase 3, n=24)
Anti-fXa (%)
125
100
75
50
25
0
0.0
0.2
0.4
0.6
1
2
3
4
5
6
7
8
9
10
11
12
Time after bolus (hr)

In the second part of the ANNEXA-A study, 32 healthy volunteers will be given apixaban 5 mg twice daily for four days and then randomized in a 3:1 ratio to Andexanet alfa administered as a 400 mg IV bolus followed by a continuous infusion of 4 mg/min for 120 minutes or to placebo. These data are expected in the first half of 2015.

Phase 3 ANNEXA-R (Andexanet Alfa a Novel Antidote to the Anticoagulant Effects of FXa Inhibitors – Rivaroxaban) Study Design and Results

The randomized, double-blind, placebo-controlled Phase 3 ANNEXA-R study is evaluating the safety and efficacy of Andexanet alfa in reversing rivaroxaban-induced anticoagulation in healthy volunteers ages 50-75 years. Efficacy is being evaluated using biomarker endpoints, with anti-Factor Xa levels as the primary endpoint. Secondary endpoints include plasma levels of plasma unbound (free fraction) of rivaroxaban and thrombin generation levels.

In the first part of the ANNEXA-R study, 41 healthy volunteers were given rivaroxaban 20 mg once daily for four days and then randomized in a 2:1 ratio to receive at Cmax either Andexanet alfa administered as an 800 mg IV bolus (n=27) or to placebo (n=14). The study achieved its primary endpoint with high statistical significance. Results showed that Andexanet alfa significantly and immediately reversed the anticoagulation activity of rivaroxaban. Andexanet alfa was shown to be well tolerated.

The following diagram depicts the data from the first part of our Phase 3 ANNEXA-R study of Andexanet alfa in subjects taking rivaroxaban.

End of Bolus
Placebo (n=14)
AnXa 800 mg bolus (n=27)
Anti-fXa (%)
125
100
75
50
25
0
0.0
0.2
0.4
0.6
1
2
3
4
5
6
7
8
9
10
11
12
Time after bolus (hr)

In the second part of the ANNEXA-R study, approximately 40 healthy volunteers will be given rivaroxaban 20 mg once daily for four days and will then be randomized in a 2:1 ratio to receive either Andexanet alfa administered as an 800 mg IV bolus followed by a continuous infusion of 8 mg/min for 120 minutes or to placebo. Data from this part of the study are expected in mid-2015.

Our Phase 4 ANNEXA-4 study, which was initiated in January 2015, is an open-label, single-arm study being conducted in patients receiving apixaban, rivaroxaban, edoxaban or enoxaparin (a low molecular weight heparin) who present with an acute major bleed. Acute major bleeding includes life-threatening bleeding, bleeding associated with very low blood counts, or bleeding that occurs in a critical area such as the brain or surrounding the heart. The trial excludes bleeding due to major trauma and large blood vessel rupture. Patients will receive Andexanet alfa as an intravenous (IV) bolus followed immediately by a continuous infusion. The study is evaluating Andexanet alfa’s ability to decrease anti-Factor Xa activity and restore hemostasis in patients. Safety endpoints include overall 45 day safety, including an evaluation of thrombotic activity and antibody development. Data from a small number of patients in this study will be included in our BLA filing at the end of 2015 as part of an Accelerated Approval pathway for Andexanet alfa.

At the conclusion of the registration studies, we plan to submit that data along with available interim data from the Phase 4 ANNEXA-4 study as part of a BLA, for Accelerated Approval in the United States and subsequently as part of a MAA in Europe. If the registration studies are successful, we believe these data could be sufficient to obtain approval for Andexanet alfa from the FDA and the EMA.

Collaboration with BMS and Pfizer

In October 2012, we entered into a three-way agreement with BMS and Pfizer to include subjects dosed with apixaban, their jointly owned product candidate, in one of our Phase 2 proof-of-concept studies of Andexanet alfa. The total consideration under this agreement of $6.0 million was received and recognized as revenue on a straight-line basis over the estimated performance period through the fourth quarter of 2013. This agreement will continue in force until our anticipated meeting with the FDA or termination by either party pursuant to the agreement. BMS and Pfizer may terminate this agreement if the parties cannot agree on certain changes to the development plan, for convenience with 60 days’ advance written notice or for our bankruptcy or change of control. In addition, either party may terminate this agreement for the other party’s uncured material breach or for material safety issues.

In January 2014, we entered into a second collaboration agreement with BMS and Pfizer to further study the safety and efficacy of Andexanet alfa as a reversal agent to apixaban in our Phase 3 studies.  Under the terms of the agreement, we received an upfront payment of $13.0 million and are eligible to receive additional development and regulatory milestone payments of up to $12.0 million. These payments represent the total consideration under this agreement. BMS and Pfizer will continue to provide development and regulatory guidance for the program.

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

In January 2014, we entered into a second collaboration agreement with Bayer and Janssen to further study the safety and efficacy of Andexanet alfa as a reversal agent to rivaroxaban through our Phase 3 studies. Our original collaboration agreement with Bayer and Janssen covers the conduct of a Phase 2 proof-of-concept study. The second collaboration agreement covers the conduct of Phase 3 studies of Andexanet alfa with rivaroxaban and any potential U.S. and EU regulatory approval of Andexanet alfa as reversal agent of rivaroxaban. The Phase 3 studies are ongoing. Under this Phase 3 collaboration agreement, we received an upfront payment of $10.0 million and are eligible to receive additional development and regulatory milestone payments of up to $15.0 million. These payments represent the total consideration under this agreement. Bayer and Janssen will continue to provide development and regulatory guidance for the program.

This Phase 3 collaboration agreement will continue in force until the approval of Andexanet alfa as a reversal agent for rivaroxaban by the FDA and EMA.  Bayer and Janssen may terminate this agreement for convenience with 60 days’ advance written notice or for our bankruptcy or change of control.  In addition, either party may terminate this agreement for the other party’s uncured material breach or material safety issues or we can also terminate this agreement for failure of the Phase 3 studies.

Under both agreements with Bayer and Janssen, we retain full, worldwide development and commercial rights to Andexanet alfa.

Collaboration with Daiichi Sankyo

In June 2013, we entered into an agreement with Daiichi Sankyo, to include subjects dosed with edoxaban, Daiichi Sankyo’s Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Under the terms of the agreement, Daiichi Sankyo provided us with an upfront fee of $6.0 million. Daiichi Sankyo may terminate the agreement at any time. We are obligated to perform preclinical proof-of-concept studies and participate on a JCC with Daiichi Sankyo to oversee the collaboration activities under the agreement. The total non-contingent consideration under this agreement of $3.0 million was fully recognized as revenue on a straight-line basis over the estimated non-contingent performance period through the first quarter of 2014. In February 2014, we resolved the contingent portion of the arrangement which was tied to pre-clinical studies. The contingent consideration under this agreement of $3.0 million is being recognized over the remaining estimated period of performance through the first quarter of 2015.

In July 2014, we entered into a second collaboration agreement with Daiichi Sankyo to evaluate Andexanet alfa as a reversal agent for the oral Factor Xa inhibitor edoxaban through Phase 3 studies.  The second collaboration agreement covers the conduct of Phase 3 studies of Andexanet alfa with edoxaban and any potential U.S. and EU regulatory approval of Andexanet alfa as a reversal agent for edoxaban.  Under this Phase 3 collaboration agreement we received an upfront payment of $15.0 million and are eligible to receive additional development and regulatory milestone payments of up to $25.0 million.  These payments represent the total consideration under this agreement.  Daiichi Sankyo will continue to provide development and regulatory guidance for the program.

This Phase 3 collaboration agreement will continue in force until the approval of Andexanet alfa as a reversal agent for edoxaban by the FDA and EMA.  Daiichi Sankyo may terminate this agreement for convenience with 60 days’ advance written notice or for our bankruptcy or change of control.  In addition, either party may terminate this agreement for the other party’s uncured material breach or material safety issues, and we can also terminate this agreement for failure of the Phase 3 studies.

Under both agreements with Daiichi Sankyo, we retain full, worldwide development and commercial rights to Andexanet alfa.

Antidote pharmacoeconomics

Major bleeding is the most clinically relevant side effect of anticoagulant treatment across all anticoagulants and clinical settings. Clinical trial results suggest that the frequency of major bleeding associated with the administration of Factor Xa inhibitors ranges from 1% to 4% per year, depending on the underlying medical condition and the specific Factor Xa inhibitor. The clinical costs of a major bleeding event in anticoagulant treated patients are estimated to be $15,000 to $52,000 per patient during the year following the event. Based on the frequency of bleeding rates suggested by clinical trials and our projection of 23 million to 36 million patients treated annually with Factor Xa inhibitors in the G7 countries, we believe that by 2020, the annual costs to the healthcare system to treat major bleeding episodes in patients treated with a Factor Xa inhibitor may exceed $10 billion. We believe that an effective Factor Xa antidote represents a potentially cost-effective way to manage these healthcare system costs.

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

Syk overview

Syk is a cell signaling enzyme that is found in certain white blood cells, including B-cells, basophils, neutrophils, monocytes, and tissue macrophages and mast cells, and is important for controlling the activity and recruitment of these cells. Scientists have focused on the role of Syk in B-cell cancers, such as NHL and CLL, as well as certain inflammatory diseases, such as allergic asthma and RA. B-cell activation is driven by the B-cell receptor, or BCR, whose signaling promotes cell proliferation, adhesion and survival in NHL and CLL. Syk acts downstream of the BCR, and blocking Syk activity in preclinical models results in an inhibition of proliferation, a disruption of tumor cell adhesion and cell death in malignant B-cells. Inhibitors of the BCR pathway, including the Syk inhibitor fostamatinib being developed by Rigel Pharmaceuticals, Inc. and the Syk inhibitor entospletinib being developed by Gilead Sciences, Inc., or Gilead, have been shown to have activity in NHL and CLL

JAK overview

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

Cerdulatinib—dual Syk/JAK inhibitor

The lead compound in our kinase development effort, Cerdulatinib, is a potent inhibitor of both Syk and JAK. We believe that Cerdulatinib may be able to treat certain diseases that involve Syk-BCR signaling and cytokine-JAK signaling. Based on the inhibition of these key pathways, we are currently focused on developing Cerdulatinib for NHL, CLL and other hematologic cancers, with a focus on patients with certain treatment-resistant mutations, including those targeting the BTK and PI3K kinases, and certain inflammatory diseases. In October 2013, we initiated a Phase 1/2a proof-of-concept study in NHL and CLL and reported interim data from the Phase 1 portion of this study at the American Hematology Association Meeting in December 2014. We are advancing Cerdulatinib into the Phase 2a portion of the study which includes expansion cohorts at the recommended Phase 2 dose.

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

Based on the preclinical data and our understanding of the role of Syk and JAK signaling in B-cell cancers, we initiated an open label Phase 1/2a proof-of-concept study in NHL and CLL patients who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations, in October 2013. In the initial phase of this study, we are evaluating the safety and activity of Cerdulatinib using escalating doses. Interim results from the Phase 1 dose-escalation portion of the study demonstrated that Cerdulatinib is active and well tolerated, including patients who have received prior BTK and P13K inhibitor therapies. Based on these interim data, we are advancing Cerdulatinib into the Phase 2a portion of the study which includes expansion cohorts in patients at the recommended Phase 2 dose. This will allow us to test in patients what we have previously demonstrated in primary tumor cells and in vitro studies – that there are certain genetic and clinical subtypes of CLL and NHL where inhibition of both Syk and JAK by Cerdulatinib may provide a clinical benefit. The Phase 1 study is ongoing as the maximum tolerated dose of Cerdulatinib has not been reached. We anticipate that we will begin enrolling patients during 2015. Depending on the overall results of the study, we would expect to further study Cerdulatinib in CLL and/or NHL either alone or in combination with other approved products or with other drugs in development.

Selective Syk inhibitors

We have entered into a collaboration agreement with Biogen Idec, pursuant to which Biogen Idec is leading the development and commercialization of selective Syk inhibitors for inflammatory disorders. Biogen Idec is currently conducting preclinical evaluation of highly selective Syk inhibitors for allergic asthma and other inflammatory disorders such as rheumatoid arthritis.

Allergic asthma

Allergic asthma is a chronic inflammatory disorder of the lungs and respiratory passages that arises from a response to an allergen or pathogen. Asthma affects the lower respiratory tract and is marked by episodic flare-ups, or attacks, that can be life threatening. In patients with this disorder, allergens, such as pollen, bind to and trigger cross-linking of the IgE/Fc receptor complexes on the surface of mast cells. This results in the initiation of a cascade of intracellular signals to mount an immune response resulting in swelling and inflammation of the airways. When this process occurs repeatedly over time, it creates persistent inflammation of the upper and lower airway passages, resulting in the chronic congestion and airway obstruction associated with allergic rhinitis and asthma, respectively. Syk selective inhibitors are designed to bind to Syk in mast cells to interrupt the signal from the IgE/Fc receptor complex, potentially inhibiting the immune response to the allergen in a way that may be effective in both the short and long-term control of allergic asthma.

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

Sales and marketing

Assuming Betrixaban and Andexanet alfa are approved by the FDA and other regulatory authorities, we intend to commercialize both molecules using a hospital-based sales force in the United States, and possibly marketing in other major markets. To achieve global commercialization, we anticipate using a variety of distribution agreements and commercial partnerships in those territories where we do not establish a sales force. We expect to target our U.S. sales and marketing efforts at the approximately 1,500 hospitals and out-patient acute care settings that would account for the large majority of the prescribing base for our product candidates, if approved. We plan to commercialize both of our thrombosis product candidates in the U.S. with a hospital-based sales force of approximately 125 to 150 sales representatives. We expect that our commercial infrastructure would be comprised of several proven, experienced marketing and sales management professionals along with a reimbursement support and hospital formulary specialist team. In addition, we intend to develop and publish health economic models demonstrating the value of Betrixaban and Andexanet alfa to hospital administrators and third party payors.

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

In December 2005, we amended both the asset purchase agreement for the ADP Program and the license agreement for the Factor Xa Program. In connection with this amendment, we have made aggregate cash payments to Millennium of $6.0 million and issued to Millennium equity securities with an aggregate value of $1.8 million through December 31, 2014.

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

In January 2014, we entered into a second collaboration agreement with BMS and Pfizer to further study the safety and efficacy of Andexanet alfa as a reversal agent to apixaban through our ongoing Phase 3 studies. Under the terms of the Phase 3 agreement, we received an upfront payment of $13.0 million and are eligible to receive additional development and regulatory milestone payments of up to $12.0 million. These payments represent the total consideration under this agreement. BMS and Pfizer will continue to provide development and regulatory guidance for the program.

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

In January 2014, we entered into a second collaboration agreement with Bayer and Janssen to further study the safety and efficacy of Andexanet alfa as a reversal agent to rivaroxaban through our ongoing Phase 3 studies. Our original collaboration agreement with Bayer and Janssen covers the conduct of a Phase 2 proof-of-concept study. The second collaboration agreement covers the conduct of Phase 3 studies of Andexanet alfa with rivaroxaban and any potential U.S. and EU regulatory approval of Andexanet alfa as reversal agent of rivaroxaban. Under this Phase 3 collaboration agreement, we received an upfront payment of $10 million and are eligible to receive additional development and regulatory milestone payments of up to $15.0 million. These payments represent the total consideration under this agreement. Bayer and Janssen will continue to provide development and regulatory guidance for the program.

This Phase 3 collaboration agreement will continue in force until the approval of Andexanet alfa as a reversal agent for rivaroxaban by the FDA and EMA.  Bayer and Janssen may terminate this agreement for convenience with 60 days’ advance written notice or for our bankruptcy or change of control.  In addition, either party may terminate this agreement for the other party’s uncured material breach or material safety issues or we can also terminate this agreement for failure of the Phase 3 studies.

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

In July 2014, we entered into a second collaboration agreement with Daiichi Sankyo to further study the safety and efficacy of Andexanet alfa as a reversal agent to edoxaban through Phase 3 studies.  The second collaboration agreement covers the conduct of Phase 3 studies of Andexanet alfa with edoxaban and any potential U.S. and EU regulatory approval of Andexanet alfa as a reversal agent for edoxaban.  Under this Phase 3 collaboration agreement we received an upfront payment of $15.0 million and are eligible to receive additional development and regulatory milestone payments of up to $25.0 million.  These payments represent the total consideration under this agreement.  Daiichi Sankyo will continue to provide development and regulatory guidance for the program.

This Phase 3 collaboration agreement will continue in force until the approval of Andexanet alfa as a reversal agent for edoxaban by the FDA and EMA.  Daiichi Sankyo may terminate this agreement for convenience with 60 days’ advance written notice or for our bankruptcy or change of control.  In addition, either party may terminate this agreement for the other party’s uncured material breach or material safety issues, and we can also terminate this agreement for failure of the Phase 3 studies.

Under both agreements with Daiichi Sankyo, we retain full, worldwide development and commercial rights to Andexanet alfa.

Syk Selective Inhibitors

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

Cerdulatinib

Aciex agreement (Nicox)

In February 2013, we entered into a license and collaboration agreement with Aciex Therapeutics, Inc., or Aciex, pursuant to which we granted Aciex an exclusive license to co-develop and co-commercialize Cerdulatinib and certain related compounds for nonsystemic indications, such as the treatment and prevention of ophthalmological diseases by topical administration and allergic rhinitis by intranasal administration. In April 2014, this agreement was amended to release all rights for Cerdulatinib to us. The collaboration is now focused on development of other related compounds for topical ophthalmic indications. Under the agreement, we will share development costs with Aciex and be entitled to receive either a share of the profits generated by any eventual products or royalty payments. We retain rights to other indications, including dermatologic disorders.

Manufacturing and clinical research agreements

CMC Biologics manufacturing agreement

In July 2014, we entered into an agreement with CMC ICOS Biologics, Inc., or CMC Biologics, a subsidiary of CMC Biologics S.à.r.l., a privately-held contract manufacturing organization, pursuant to which CMC Biologics will manufacture clinical and commercial supply of Andexanet alfa and perform pre-validation and validation work on our behalf. Andexanet alfa used in our clinical studies is currently produced for us by CMC Biologics, who will also support our initial BLA submission and initial commercial launch in the U.S.

Under the agreement, we are required to purchase an aggregate fixed number of batches of Andexanet alfa from CMC Biologics beginning in 2015 through 2021. Total batch commitments under the agreement can be increased or decreased based on the achievement of milestones relating to the regulatory approval process for Andexanet alfa, expansion of existing manufacturing capacity and operational qualification of CMC Biologics’ manufacturing facilities. We made an upfront payment to CMC Biologics in the amount of $10.0 million in July 2014 and made a reservation payment to CMC Biologics of $4.6 million in November 2014. Both payments will be credited against our future purchases of batches under the agreement.

Total fixed commitments under the agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments per the terms of the agreement, are approximately $293.9 million. CMC Biologics also conducts pre-validation and validation work pursuant to work orders under the arrangement.

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

Lonza manufacturing agreement

We do not anticipate that supply from CMC Biologics, even as expanded, will be sufficient to meet projected worldwide demand for Andexanet alfa, therefore, we are developing an improved and more cost-effective process at Lonza Group Ltd, or Lonza. In June 2013, we signed an agreement with Lonza to develop a commercial-scale manufacturing process for Andexanet alfa. However, the first commercial material from Lonza will not become available until after our expected U.S. launch. In 2014 we completed our first 10,000 liter scale engineering batch with Lonza. The run successfully produced bulk drug substance that met our specifications and it appeared highly comparable to previously manufactured material. However, the yield was lower than we expected and we determined that the timeline needed to improve product yield at Lonza would result in a significant delay to our BLA submission on our intended timeline. As a result, our BLA submission will use material from our ongoing CMC Biologics manufacturing process at an expanded production facility being constructed at CMC Biologics. Our broader worldwide commercial supply of Andexanet alfa is still expected to be manufactured by Lonza using what we anticipate will be an improved and more cost-effective process, with the first commercial material from Lonza becoming available following our U.S. launch.

In October 2014, we entered into a new commercial manufacturing agreement with Lonza, replacing the 2013 agreement, to produce commercial quantities of Andexanet alfa and perform pre-validation and validation work on our behalf following our U.S. launch.

Under this new agreement, we are required to purchase at least seven commercial batches of Andexanet alfa per year from Lonza, over a period of five years following first regulatory approval of the product from Lonza’s facility. We may cancel these orders upon written notice to Lonza, in which case, we will be obligated to pay a cancellation fee ranging from between €10.0 million (or $12.2 million based on the exchange rate as of December 31, 2014) and €13.3 million (or $16.2 million based on the exchange rate as of December 31, 2014), depending on the time of cancellation and any applicable costs related to raw materials and certain pass-through costs.

The agreement will terminate on the fifth anniversary of the date of the first regulatory approval and may be early terminated by either party for the other party’s uncured material breach or insolvency or, prior to the first regulatory approval for any reason on not less than twelve months prior written notice. In addition, we may also terminate the agreement if we discontinue the development or commercialization of Andexanet alfa for regulatory, safety, efficacy or other commercial reasons and for technical reasons after delivery of the first engineering batch but before delivery of the second engineering batch. In such circumstance we will be obligated to pay a termination payment ranging from between €10.0 million (or $12.2 million based on the exchange rate as of December 31, 2014) and €15.0 million (or $18.3 million based on the exchange rate as of December 31, 2014), depending on the time of termination, which includes the cancellation fee, and any applicable costs related to raw materials.

PPD development agreement

In January 2012, we entered into a master contract services agreement with PPD Development, LP, or PPD, under which PPD provides administrative, data management and statistical analysis services relating to our APEX study. Pursuant to this agreement as amended, PPD is responsible for overseeing and managing the conduct of the APEX study in Latin America. We will remain ultimately responsible for the study and have separate agreements with the sites performing the study, other clinical research organizations and other third party vendors. This agreement will remain in effect until the later of three years after its effective date or the completion of services by PPD. Portola may terminate the agreement with 30 days’ notice or immediately upon a material breach of the agreement by PPD that cannot be cured. PPD may terminate the agreement immediately upon a material breach of the agreement by us that cannot be cured or, 30 days after giving notice of a curable material breach of the agreement by us, if we have not cured such breach.

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

Betrixaban

In the market for VTE prophylaxis in acute medically ill patients, Betrixaban, if approved, will compete with enoxaparin, which is marketed as Lovenox by Sanofi-Aventis U.S. LLC and as a generic pharmaceutical by several manufacturers, and to a lesser extent with other low molecular weight heparins. In addition, Betrixaban may face competition in the market for acute medically ill patients from other Factor Xa inhibitors including apixaban, which is marketed by BMS and Pfizer, edoxaban, which is marketed by Daiichi Sankyo, rivaroxaban, which is marketed by Bayer and Janssen, and the direct thrombin inhibitor dabigatran, which is marketed by Boehringer Ingelheim GbmH, although none of these molecules is currently approved for use in that population. We believe, that in light of the significant opportunity in this acute medically ill population, one of these agents will likely be tested in a Phase 3 study. For example, in 2014, Janssen announced that it had initiated a Phase 3 study designed to evaluate the efficacy and safety of rivaroxaban to reduce the risk of deep vein thrombosis, or DVT, and pulmonary embolism, or PE, due to a concurrent medical illness for up to 45 days after hospital discharge. As the dosing regimen for an anticoagulant typically varies based on the indication in which it is used and anticoagulants often work in one indication but not another, we and our clinical advisors think it is unlikely that a significant number of physicians will choose to prescribe a Factor Xa inhibitor in the acute medically ill patient population absent a relevant regulatory approval or clinical evidence supporting its use. In the future, owners of approved direct Factor Xa or thrombin inhibitors may decide to develop them for VTE prophylaxis in the acute medically ill patient population although nothing is in development for that indication to our knowledge. In addition, they or other competitors may decide to develop new therapies for VTE prophylaxis in acute medically ill patients.

Andexanet alfa

Currently there are no therapies approved as antidotes for Factor Xa inhibitors. However, Andexanet alfa, if approved, may compete with currently approved treatments designed to enhance coagulation including fresh frozen plasma, prothrombin complex concentrates, rFVIIa, Vitamin K, protamine or whole blood. In addition, several companies have conducted clinical research on compounds that are intended to reverse the effects of one or more direct Factor Xa inhibitors and which, if developed, may be competitive with Andexanet alfa. One of these companies, Perosphere Inc., is in Phase 2 clinical development of its compound.

Cerdulatinib

In the market for the treatment of CLL and NHL, Cerdulatinib, if approved, will compete with existing therapies, such as rituximab, and obinutuzumab which are marketed by Chugai Pharmaceutical Co., F. Hoffmann-LaRoche Ltd. and Genentech, Inc., ibrutinib, which is marketed by Janssen and Pharmacyclics, Inc. idelalisib, which is marketed by Gilead; and potentially other therapies currently in development by a number of different companies.

Syk Selective Inhibitors

In the market for treatment of allergic asthma, the Syk selective inhibitors, if approved, will compete with existing products, such as inhaled corticosteroids, leukotriene modifiers and long-acting beta agonists and potentially with other products currently in development by a number of different companies.

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

As of December 31, 2014, we owned 29 issued U.S. patents, 37 U.S. patent applications and 133 issued patents and 199 patent applications in other jurisdictions. We also co-owned 11 additional patents and patent applications. In addition, as of December 31, 2014, we have licensed 186 issued patents and 46 patent applications from third parties, mostly on an exclusive basis. The patent portfolios for our leading product candidates as of December 31, 2014 are summarized below:

Betrixaban

Our Betrixaban patent portfolio includes 16 issued U.S. patents and 10 U.S. patent applications covering the composition of and methods of making and using Betrixaban or its analogs, including those owned by us and those licensed from Millennium. The U.S. issued patents relating to the composition of matter of Betrixaban are not due to expire before September 2020 and may be extended up to September 2025, if Betrixaban receives regulatory approval and if the necessary eligibility requirements are met, pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. Betrixaban may also be eligible for an additional six months of pediatric exclusivity under the Best Pharmaceuticals for Children Act as described below. Related international patent applications have issued or been allowed in 35 countries and are pending in Europe and a number of other countries. These international patents and patent applications, if issued, would not be due to expire before September 2020.

In the United States, the Hatch-Waxman Act permits a patent term extension of up to five years for one patent related to an approved therapy. The length of the extension is based upon the period of time the therapy has been under regulatory review. We believe that, if Betrixaban is approved, we will be eligible for a full five year patent term extension for one patent relating to Betrixaban.

In addition, in the United States, the Best Pharmaceuticals for Children Act provides that the period of patent exclusivity for a drug may be extended for six months if the owner of the drug conducts studies of the drug in children pursuant to a request from the FDA. We believe that there may be pediatric applications for Betrixaban and, therefore, that it may be possible for us to obtain an additional six months of pediatric exclusivity of Betrixaban by conducting FDA-requested studies in children.

Andexanet alfa

Our Factor Xa inhibitor antidote patent portfolio is wholly owned by us and includes five issued U.S. patents and 13 U.S. patent applications covering the composition of and methods of making and using Andexanet alfa or its analogs.

The U.S. issued patents are not due to expire before June 2030. A related international patent application has issued in Australia, New Zealand, China, Japan and Mexico, another related international patent application has issued in New Zealand, Mexico and Singapore and international patent applications are pending in Europe and a number of other countries. These international patents and patent applications, if issued, would not be due to expire before September 2028.

Cerdulatinib

Our dual Syk-JAK inhibitor patent portfolio is owned in part by us and licensed in part from Astellas and includes four issued U.S. patents covering the composition of and methods of making and using Cerdulatinib or its analogs. The last to expire of the U.S. patents is not expected to expire before July 2029. Related international patent applications have issued or been allowed in 16 countries and are pending in Europe and a number of other countries. These international patents and patent applications, if issued, would not be due to expire before April 2029.

Syk Selective Inhibitors

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

Manufacturing

We rely on contract manufacturing organizations, or CMOs, to produce our drug candidates in accordance with the FDA’s and EMA’s current Good Manufacturing Practices, or cGMP, regulations for use in our clinical studies. The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. Our small molecule drug candidates, Betrixaban, Cerdulatinib and PRT2607, are manufactured using common chemical engineering and synthetic processes from readily available raw materials. We rely on Hovione to produce API for Betrixaban for our APEX study. Pursuant to a development and manufacturing service agreement between us and Hovione, Hovione produces the API for Betrixaban using our proprietary process and to our specified quality standards and in compliance with applicable regulations. Hovione produces the API pursuant to work orders submitted by us and agreed to by Hovione, though Hovione is not under any obligation to enter into any work order and may terminate the agreement under certain conditions. Andexanet alfa is a recombinant biologic molecule produced in living cells, a process that is inherently complex and requires specialized knowledge and extensive process optimization and product characterization to transform laboratory scale processes into reproducible commercial manufacturing processes. We have signed a development and manufacturing service agreement with CMC Biologics and Lonza and who are both currently working on multiple strategies to develop an economical, commercial scale production process for Andexanet alfa. Pursuant to these agreements, CMC Biologics and Lonza will each develop a full commercial scale manufacturing process for Andexanet alfa and produce approval enabling validation lots.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

●	nonclinical laboratory and animal testing of the product including some that must be conducted in accordance with Good Laboratory Practices or GLPs;
●	submission of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug candidate for its intended use;
●	pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with Good Manufacturing Practices, or GMP, and Good Clinical Practices or GCPs; and
●	Approval of an NDA, for a drug or a BLA, for a biologic prior to commercial marketing for specific indications for use.

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

For purposes of NDA or BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

●	Phase 1 – Studies are initially conducted to test the product candidate for safety, dosage tolerance, absorption, metabolism, distribution and excretion in healthy volunteers or patients.
●

Phase 2 – Studies are conducted with groups of patients with a specified disease or condition to provide enough data to evaluate the preliminary efficacy, optimal dosages and dosing schedule and expanded evidence of safety. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

●

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

●

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

Employees

As of December 31, 2014, we had 99 full-time employees, 13 of whom hold Ph.D. degrees and 4 of whom hold M.D. degrees. Of the full-time employees, 65 employees are engaged in research and development and 34 are engaged in general administration, business development and marketing. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

We lease approximately 60,000 square feet of research and office space in South San Francisco, California under a lease that expires in March 2020. Thereafter, at our option, we may extend the term for an additional three years through March 2023. We believe that our existing facilities are sufficient for our current needs for the foreseeable future.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

Although we reported net income for the year ended December 31, 2012, we have incurred significant losses since 2012, and expect to incur substantial and increasing losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. Although we reported net income for the year ended December 31, 2012, this was primarily due to the recognition of all remaining deferred revenue following the termination of a collaboration agreement. We expect to incur substantial and increasing losses for the foreseeable future. As of December 31, 2014, we had an accumulated deficit of approximately $422.8 million.

To date, we have financed our operations primarily through sales of our equity securities, collaborations, and to a lesser extent, government grants, equipment leases, venture debt and with the benefit of tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidates. We anticipate that we will continue to incur substantial expenses as we:

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

To be profitable in the future, we must succeed in developing and commercializing products with significant market potential. This will require us to be successful in a range of activities, including advancing our product candidates, completing clinical studies of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We are only in the preliminary stages of some of these activities. We may not succeed in these activities and may never generate revenue that is sufficient to be profitable in the future. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product candidates, market our product candidates, if approved, or continue our operations.

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

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

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

We are advancing multiple product candidates through the research and clinical development process. The completion of the development and the potential commercialization of our product candidates, should they receive approval, will require substantial funds. As of December 31, 2014, we had $392.3 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other financing, marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms.

If we raise additional capital through financing, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies, research and development programs or commercialization efforts.

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

We have invested a significant portion of our efforts and financial resources into the development of Betrixaban, Andexanet alfa, and, to a lesser extent, Cerdulatinib and our selective Syk inhibitor program. Our ability to generate product revenue, which will not occur until after regulatory approval, if ever, will depend on the successful development, regulatory approval and eventual commercialization of one of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical studies;
•	our ability to reach agreement with the FDA and other regulatory authorities on the appropriate regulatory path for approval of our product candidates;
•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States for our product candidates;

•	establishing commercial manufacturing arrangements with third parties;
•	ability to manufacture product commercially at acceptable costs;
•	commercializing any product candidate that may be approved, whether alone or in collaboration with others;
•	acceptance of any approved product by the medical community, third-party payors and patients;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of the product following approval; and
•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

For example, the favorable results from our Phase 2 clinical studies of Betrixaban, which involved the prophylaxis, or preventive treatment, against venous thromboembolism, or VTE, in patients receiving total knee replacements and the prevention of stroke in patients with atrial fibrillation, may not be predictive of success in our current Phase 3 APEX clinical study of Betrixaban for extended duration VTE prophylaxis for 35 days of in-hospital and post-discharge use in acute medically ill patients with elevated blood levels of D-dimer or over the age of 75, as the Phase 2 studies were not designed to demonstrate statistically significant effectiveness, were in different medical conditions, involved different patient populations or dosing regimens, were of different duration or had different comparators. Any of these factors and other factors could result in Betrixaban showing decreased activity or increased safety risks in our APEX study as compared to the Phase 2 studies.

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

Similarly, the favorable results from our Phase 2 proof-of concept studies of Andexanet alfa, evaluating the effect of Andexanet alfa in healthy volunteers taking apixaban, rivaroxaban, edoxaban or enoxaparin, may not be predictive of success in our other Phase 3 or other later studies. In addition, our recent announcements that parts 1 of our Phase 3 ANNEXA-A (apixaban) and ANNEXA-R (rivaroxaban) studies demonstrated that, for the primary efficacy endpoint, an intravenous bolus of Andexanet alfa immediately and significantly reversed the anticoagulation activity of apixaban and rivaroxaban, may not be predictive of success in other ANNEXA studies with other Factor Xa inhibitors or in parts 2 of our ANNEXA-A and ANNEXA-R studies which include a bolus plus continuous infusion of Andexanet alfa. We also do not yet know how the results from our clinical studies of Andexanet alfa in healthy volunteers who have received a Factor Xa inhibitor followed by Andexanet alfa will translate into clinical outcomes in patients. Moreover, the results from our studies to date of Andexanet alfa may not address the effect of repeat doses or allow a determination of the optimal therapeutic dose of Andexanet alfa for our intended target patient population.

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
•

we might have to suspend or terminate clinical studies of our product candidates for various reasons, including unanticipated serious side effects, other unexpected characteristics or unacceptable health risks;

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

None of our product candidates has completed clinical development. The risk of failure of clinical development is high. It is impossible to predict when or if any of our product candidates will prove safe enough to receive regulatory approval. For example, our product candidate Betrixaban, like all currently marketed inhibitors of Factor Xa, carries some risk of life-threatening bleeding. In addition, patients taking Betrixaban in our Phase 2 studies had an increased rate of gastrointestinal issues, such as diarrhea, nausea and vomiting, and other side effects such as back pain, dizziness, headaches, rashes and insomnia as compared to subjects taking a placebo or an active comparator. There can be no assurance that our APEX study or other clinical studies will not fail due to safety issues. In such an event, we might need to abandon development of that product candidate or enter into a partnership to continue development.

The failure of two of our competitors’ clinical trials evaluating Factor Xa inhibitors for VTE prophylaxis in acute medically ill patients may suggest an increased risk that our APEX trial for Betrixaban will also fail.

Two of our competitors’ clinical trials evaluating Factor Xa inhibitors for VTE prophylaxis in acute medically ill patients have failed. The MAGELLAN trial sponsored by Bayer Pharma AG, or Bayer, and Janssen Pharmaceuticals, Inc., or Janssen, which evaluated rivaroxaban, demonstrated efficacy but failed to demonstrate an acceptable benefit to risk profile due to increased bleeding. The ADOPT trial sponsored by Bristol-Myers Squibb Company, which evaluated apixaban, showed a reduction in VTE events, but failed to demonstrate statistically significant efficacy and also showed an increase in bleeding. Betrixaban, like rivaroxaban and apixaban, may fail in clinical trials if it does not show a statistically significant level of efficacy or if the resulting bleeding risk is too high compared to its benefits.

Delays in the enrollment of patients in any of our clinical studies could increase our development costs and delay completion of our clinical studies and associated regulatory submissions.

We may not be able to initiate or continue clinical studies for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these studies as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase, and the completion of our studies may be delayed or our studies could become too expensive to complete.

For example, our Phase 3 Betrixaban APEX study is expected to enroll approximately 6,850 patients from over 500 study sites throughout the world. We have never previously conducted a study of this magnitude and can provide no assurance that we will be able to enroll patients to complete the study within our projected time frame. The first patient was enrolled in APEX in March 2012, and, based on current enrollment, we expect patient enrollment to be completed by the end of 2015, later than we initially estimated. Completing the study by that date will require us to continue to enroll patients at established rates. If we experience delays in enrollment, our ability to complete our APEX study could be materially adversely affected. If we are unable to continue to enroll the patients at the established rate, the completion of the study could be delayed and the costs of conducting the study could increase, either of which could have a material adverse effect on our business.

As another example, the ANNEXA-4 study of Andexanet alfa is our first experience in patients with major bleeding who are receiving a factor Xa inhibitor. Because we have no first-hand enrollment experience in this patient population, our enrollment forecasts are estimated based on our understanding of enrollment experience of similar studies conducted by others in similar patient populations.  Our current forecasts suggest that enrolling up to 270 patients should ensure that a sufficient number are able to be included in the primary analysis. However, if after enrolling 270 patients, the true number of evaluable patients is less than required, it may be necessary to continue enrolling additional patients beyond the planned 270. Enrollment of additional patients (or slower than anticipated enrollment of the currently planned 270 patients) could increase the cost and duration of the study, and could result in alterations of the clinical plan including, but not limited to, opening of additional sites or geographic regions, both of which would result in increased costs. In addition, our current enrollment forecasts indicate that enrollment of enough patients to satisfy requests from regulators will occur in time to support an Andexanet alfa BLA submission in 2015. However, if the actual enrollment rate differs from our predicted rate, we may not meet these enrollment targets which could delay the BLA submission.

Even if Andexanet alfa is approved by the FDA, this approval may be limited to certain indications, additional clinical studies and regulatory applications may be required to expand Andexanet alfa indications and we can provide no assurances that such additional clinical studies or regulatory applications will be successful.

We are developing Andexanet alfa as a universal antidote for patients receiving a Factor Xa inhibitor anticoagulant who suffer a major bleeding episode or who may require emergency surgery. Our ANNEXA-4 Phase 4 study is being conducted in patients receiving either a direct or indirect Factor Xa inhibitor who present with an acute major bleed, and our ANNEXA Phase 3 registration-enabling studies have been conducted on healthy volunteers. It is not certain at this time which indications, if any, the FDA will approve based on this data. It is possible that additional clinical studies will required to support our targeted indications, which would require additional time and expense and may not prove successful. Limitations in our label for Andexanet alfa would reduce the number of patients for whom Andexanet alfa is indicated and could reduce the size of the anticipated market and our financial prospects.

Even if our APEX study demonstrates statistically significant efficacy and safety of Betrixaban for extended duration VTE prophylaxis in acute medically ill patients for 35 days of in-hospital and post-discharge use, the FDA or similar regulatory authorities outside the United States may not approve Betrixaban for marketing or may approve it with restrictions on the label, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Assuming the success of our APEX study, we anticipate seeking regulatory approval for Betrixaban in the United States for extended duration VTE prophylaxis in acute medically ill patients for 35 days of in-hospital and post-discharge use. It is possible that the FDA may not consider the results of our APEX study to be sufficient for approval of Betrixaban for this indication. In general, the FDA suggests that sponsors complete two adequate and well-controlled clinical studies to demonstrate effectiveness because a conclusion based on two persuasive studies will be more compelling than a conclusion based on a single study. Although the FDA has informed us that our APEX study, plus supportive Phase 2 data obtained to date, could potentially provide sufficient safety and efficacy data for extended duration VTE prophylaxis in acute medically ill patients for  35 days of in-hospital and post-discharge use, the FDA has further advised us that whether one or two adequate and well-controlled clinical studies are required will be a review issue in connection with a new drug application, or NDA, submission. Even if we achieve favorable results in our APEX study, the FDA may nonetheless require that we conduct additional clinical studies, possibly using a different clinical study design.

Even if the FDA or other regulatory authorities approve Betrixaban for VTE prophylaxis in acute medically ill patients, the approval may include additional restrictions on the label that could make Betrixaban less attractive to physicians and patients than other products that may be approved for broader indications, which could reduce the potential market for Betrixaban.

We are seeking regulatory approval of Andexanet alfa in the United States through an Accelerated Approval process, and since we have limited experience with this process, the development or commercialization of Andexanet alfa could be delayed or abandoned.

In November 2013, the FDA granted breakthrough therapy designation for Andexanet alfa which allows for an Accelerated Approval process. In addition, we have reached agreement with the FDA on an Accelerated Approval strategy. The Accelerated Approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a surrogate biomarker endpoint that is considered reasonably likely to predict clinical benefit rather than a clinical endpoint such as survival or irreversible morbidity. Use of an Accelerated Approval process provides a shortened timetable to approval, but a Phase 4 clinical study with clinical endpoints that will confirm the validity of the surrogate endpoint(s) must be ongoing at the time our BLA is submitted and some early patient data will be required by the FDA to support the BLA. We expect that this study will continue into commercialization. Because of the accelerated timelines required for accelerated approval, we may require more time and incur greater costs than anticipated and may not succeed in timely manufacture of drug supply or in obtaining regulatory approval of Andexanet alfa. In addition, the FDA may subsequently determine that the studies conducted by us were insufficient to support approval or require us to conduct extensive post-approval studies.

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

There are risks associated with scaling up manufacturing to commercial scale. Our commercial manufacturing strategy for Andexanet alfa is particularly complex and challenging. If our manufacturers are unable to manufacture our products on a commercial scale or scale to increased production, this could potentially delay regulatory approval and commercialization or materially adversely affect our results of operations.

There are risks associated with scaling up manufacturing to commercial volumes including, among others, cost overruns, technical problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for any product candidate, there is no assurance that our manufacturer will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities of the approved product for commercialization, either on a timely basis or at all, our commercialization efforts would be impaired, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In particular, we face uncertainties and risks associated with scaling up the manufacturing for Andexanet alfa. Andexanet alfa is a recombinant biological molecule, or biologic, rather than a small molecule chemical compound like our other product candidates. The manufacture of biologics involves complex processes, typically including developing cell lines or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. The cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process is more complex and can be difficult to reproduce. There is no guarantee we will be successful in establishing a larger-scale commercial manufacturing process for Andexanet alfa which achieves our objectives for manufacturing capacity and cost of goods. Due, in part, to the high cost to manufacture Andexanet alfa and the inherent uncertainty related to manufacturing costs, if the effective dose of Andexanet alfa is higher than we anticipate or the obtainable sales price is lower than we anticipate, there is a greater risk that Andexanet alfa may not be commercially viable.

Andexanet alfa used in our clinical studies is currently produced for us by a third-party contract manufacturer, CMC ICOS Biologics, Inc., or CMC Biologics, who will also support our initial BLA submission and initial commercial launch in the U.S. However, to support broader U.S. and worldwide supply with a lower cost, we must also increase production capacity at CMC Biologics, add production from Lonza or another larger-scale manufacturer, and improve the manufacturing process to increase the yield and lower the manufacturing costs. Developing a commercial manufacturing process with two separate commercial manufacturing organizations increases the cost and complexity of commercial manufacturing which could increase the risk of successful implementation of our commercial manufacturing supply strategy.

We do not anticipate that supply from CMC Biologics, even as expanded, will be sufficient to meet projected worldwide demand for Andexanet alfa, therefore, we must also develop an improved and more cost-effective process at Lonza. However, the first commercial material from Lonza will not become available until after our expected U.S. launch. There is significant technical and regulatory work which we will need to complete before Lonza is able to produce commercial quantities of Andexanet alfa and there remains substantial uncertainty whether Lonza will be able to produce commercial supply of Andexanet alfa at the quantities and cost of goods necessary for commercial success. Previous scale-up work was unsuccessful in achieving acceptable product yield within the desired timeline.

In addition, in order to obtain FDA approval of material produced by a new vendor or using a new process, we will need to demonstrate that such material is comparable to the clinical material we previously used and material produced by CMC Biologics.  Demonstrating comparability can require significant pre-clinical and clinical studies. If we are not able to demonstrate comparability, then the material may be considered a new biological entity and a new clinical program, possibly commencing with Phase 1, and requiring a full BLA submission may be required for approval, resulting in additional time and expense. If we are not able to establish targeted capacity at CMC Biologics and Lonza on a timely basis, implement the proposed transitions in a timely manner, or establish comparability of the new material, or obtain the anticipated improvements in efficiency, our business, financial condition, results of operations and growth prospects would be materially adversely affected.

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

In addition, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain market share and undermine the value proposition that we might otherwise be able to offer to payors. We are developing our product candidate Betrixaban for extended duration VTE prophylaxis in acute medically ill patients for 35 days of in-hospital and post-discharge use. The current standard of care for VTE prophylaxis in acute medically ill patients in the United States is a 6- to 14-day hospital administration of enoxaparin, marketed as Lovenox® and also available in generic form, an indirect Factor Xa inhibitor. Enoxaparin is widely accepted by physicians, patients and third-party payors. As a result, we may face difficulties in marketing Betrixaban as a substitute therapy in the hospital for the current standard of care, enoxaparin.

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

While there are no therapies approved specifically as antidotes for Factor Xa inhibitors, we are aware of at least one drug candidate being studied in early stage clinical trials as a potential antidote to Factor Xa inhibitors. In addition, in December 2014, Bristol-Myers Squibb Company and Pfizer Inc. announced that a clinical trial of 15 healthy human subjects demonstrated that 4-factor prothrombin complex concentrates reversed the steady-state pharmacodynamics effects of Eliquis (apixaban). Andexanet alfa, if approved, may compete with other currently approved treatments designed to enhance coagulation, such as fresh frozen plasma, prothrombin complex concentrates, recombinant Factor VIIa or whole blood. Although there is no clinical evidence supporting the use of such treatments in patients taking Factor Xa inhibitors, physicians may choose to use them because of familiarity, cost or other reasons. In addition, we are aware that several companies have conducted preclinical research on compounds intended to be antidotes for Factor Xa inhibitors.

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

We rely on third-party contract manufacturing organizations to manufacture and supply our product candidates for us. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers. We may also face significant delays in the development and commercialization of our product candidates.

We do not own facilities for, clinical-scale or commercial manufacturing of our product candidates. We currently rely critically on individual suppliers for each of our product candidates. For example, we rely on Hovione Inter Limited to produce the active pharmaceutical ingredient for Betrixaban for our APEX study, we have contracted with CMC Biologics to expand its production capacity of Andexanet alfa bulk drug substance to support our potential U.S. commercial launch, and we have engaged Lonza to develop a new, higher-capacity and lower cost process for Andexanet alfa bulk drug substance in order to support our broader, worldwide commercialization strategy. We have not yet entered into a commercial supply agreement for the manufacture of Betrixaban. We also rely or expect to rely on other third party providers for lyophilization, packaging, labeling and supply chain distribution. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug product necessary for our clinical and commercial supply needs, or if any single source supplier terminates the agreement in response to a breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product candidate until a qualified alternative supplier is identified, which could also significantly delay the development of, and impair our ability to commercialize, our product candidates.

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

We may enter into collaborations that place the development of our product candidates outside our control, require us to relinquish important rights or may otherwise be on terms unfavorable to us, and if our collaborations are not successful, our product candidates may not reach their full market potential.

We may enter into additional collaboration agreements with third parties with respect to our product candidates for the commercialization of the candidates outside the U.S., or for other purposes. In addition, depending on our capital requirements, development and commercialization costs, need for additional therapeutic expertise and other factors, it is possible that we will enter into broader development and commercialization arrangements with respect to our product candidates. Our likely collaborators for any distribution, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates are subject to numerous risks, which may include the following:

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

Any termination or disruption of our collaboration with potential collaborators could result in delays in the development and commercialization of our product candidates, increases in our costs to develop and commercialize the product candidate or the termination of development of a product candidate.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act, as applicable, requires us to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404, as applicable, in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404, as applicable, requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our corporate headquarters is located in California near major earthquake faults. Our operations and financial condition could suffer in the event of a major earthquake, fire or other natural or manmade disaster.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We will not be permitted to market our product candidates in the United States until we receive approval of an NDA or a BLA, from the FDA. We have not submitted an application or received marketing approval for any of our product candidates. Obtaining approval of an NDA or BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

•	warning letters;
•	civil or criminal penalties and fines;
•	injunctions;
•	suspension or withdrawal of regulatory approval;
•	suspension of any ongoing clinical studies;
•	voluntary or mandatory product recalls and publicity requirements;

•	refusal to accept or approve applications for marketing approval of new drugs or biologics or supplements to approved applications submitted by us;
•	restrictions on operations, including costly new manufacturing requirements; or
•	seizure or detention of our products or import bans.

Prior to receiving approval to commercialize any of our product candidates in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical studies, and to the satisfaction of the FDA and other regulatory authorities abroad, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical studies can be interpreted in different ways. Even if we and our collaboration partners believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our product candidates to humans may produce undesirable side effects, which could interrupt, delay or cause suspension of clinical studies of our product candidates and result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications.

Regulatory approval of an NDA or BLA is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical studies, or perform additional preclinical studies and clinical studies. The number of preclinical studies and clinical studies that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to, the following:

•	a product candidate may not be deemed safe or effective;
•	FDA officials may not find the data from preclinical studies and clinical studies sufficient;
•	the FDA may find our manufacturing data insufficient to support approval
•	the FDA might not approve our or our third-party manufacturer’s processes or facilities; or
•	the FDA may change its approval policies or adopt new regulations.

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

There is increasing pressure on biotechnology companies to reduce healthcare costs.  In the U.S., these pressures come from a variety of sources, such as managed care groups, institutional, and government purchasers.  Increased purchasing power of entities that negotiate on behalf of federal healthcare programs and private sector beneficiaries could increase pricing pressures in the future.  Such pressures may also increase the risk of litigation or investigation by the government regarding pricing calculations.  The biotechnology industry will likely face greater regulation and political and legal action in the future.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

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

We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Clinical studies conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to submit for regulatory approvals and even if we submit we may not receive necessary approvals to commercialize our products in any market.

Healthcare reform measures could hinder or prevent our product candidates’ commercial success.

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the Affordable Care Act, was enacted in 2010. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things:

•	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” effective 2011;
•	increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%, effective 2011;
•	could result in the imposition of injunctions;
•	expanded Medicaid drug rebates to cover drugs paid by Medicaid managed care organizations;
•	changes the Medicaid rebate rates for line extensions or new formulations of oral solid dosage form;
•	expands the types of entities eligible for the “Section 340B discounts” for outpatient drugs;
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

While the U.S. Supreme Court upheld the constitutionality of most elements of the Affordable Care Act in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. In addition, Congress has in the past proposed and likely will continue to propose a number of legislative initiatives, including possible repeal of the Affordable Care Act. At this time, it remains unclear whether there will be any changes made to the Affordable Care Act, whether to certain provisions or its entirety. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, or Budget Control Act, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the 2% Medicare reductions went into effect. In December 2013, Congress amended the Budget Control Act to provide greater discretionary spending in 2014 and 2015 than originally budgeted and provide relief from the FDA user fee for two years. This amendment also extended the prohibition against reducing payments to Medicare providers by more than 2% until 2023.  In December 2014, Congress passed the Consolidated and Further Continuing Appropriations Act, 2015 and a tax extenders bill, both of which may negatively impact coverage and reimbursement of healthcare items and services.

There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

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

Pharmaceutical companies are heavily regulated by federal, state and local regulations in the countries in which business activities occur. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to laws and regulations governing healthcare fraud and abuse, advertising and other promotional activities, data privacy and patient rights by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

•

the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs;

•

the federal Physician Payment Sunshine Act or Open Payments Program provisions and the implementing regulations which will require extensive tracking of physician and teaching hospital payments, maintenance of a payments database, and public reporting of the payment data;

•

the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•

the Foreign Corrupt Practices Act and similar statutes and regulations in foreign jurisdictions, which makes it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business;

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

The Affordable Care Act, among other things, amends the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

Our stock price has fluctuated in the past and may be volatile in the future. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experiences losses on their investment in our stock. The market price for our common stock may be influenced by many factors, including the following:

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

Based, in part, on a review of SEC filings, we believe that our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own close to half of our outstanding shares of common stock, based on shares of common stock outstanding as of December 31, 2014. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.4 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $39.3 million as of December 31, 2014, based on the closing price of our common stock of $28.32 on such date in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

We lease approximately 60,000 square feet of research and office space in South San Francisco, California under a lease that expires in March 2020. Thereafter, at our option, we may extend the term for an additional three years to March 2023. We believe that our existing facilities are sufficient for our current needs for the foreseeable future.

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

	Low	High
Fiscal Year ending December 31, 2013
Second Quarter (beginning May 22, 2013)	$14.75	$26.12
Third Quarter	$20.15	$28.77
Fourth Quarter	$20.72	$30.95
Fiscal Year ending December 31, 2014
First Quarter	$23.00	$30.39
Second Quarter	$19.59	$30.58
Third Quarter	$23.34	$31.48
Fourth Quarter	$24.75	$31.38

On February 27 2015, the last reported sale price of our common stock as reported on The NASDAQ Global Market was $38.08 per share.

As of February 27 2015, there were 48,952,668 shares of our common stock issued and outstanding with 32 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

STOCK PRICE PERFORMANCE GRAPH

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the [NASDAQ Biotechnology Index] for the period from May 22, 2013 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2014. The figures represented below assume an investment of $100 in our common stock at the closing price of $15.15 on May 22, 2013 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on May 22, 2013 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	May 22, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Portola Pharmaceuticals, Inc.	PTLA	$100.00	$162.08	$176.57	$169.97
NASDAQ Composite Index	IXIC	$100.00	$96.08	$115.99	$125.56
NASDAQ Biotechnology Index	NBI	$100.00	$98.27	$108.90	$120.60

$100 investment in stock or index	Ticker	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Portola Pharmaceuticals, Inc.	PTLA	$170.96	$192.61	$166.86	$186.93
NASDAQ Composite Index	IXIC	$121.24	$127.28	$129.74	$136.75
NASDAQ Biotechnology Index	NBI	$130.83	$142.35	$151.50	$168.38

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

On October 8, 2014, we closed an underwritten public offering of 6,200,000 shares of our common stock, at a public offering price of $26.00 per share. In addition, on October 8, 2014, the underwriters of the offering exercised their over-allotment option to purchase an additional 930,000 shares from us at the public offering price. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to an automatically effective registration statement on Form S-3 ASR (File No. 333-199094). The net proceeds from the offering to us including the over-allotment option, net of underwriting discounts and commissions of approximately $10.2 million, were approximately $175.2 million. We did not receive any proceeds from the sale of common stock by certain of our existing stockholders in the follow-on public offering. In addition, we incurred other expenses associated with our follow-on public offering of approximately $0.6 million. No payments for such expenses were made directly or indirectly to any of our officers or directors.

The net proceeds from the offerings described above have been used and will be used, together with our cash, cash equivalents and investments, to fund continued advancement of our Betrixaban, Andexanet alfa and Cerdulatinib programs, anticipated to be approximately $200.0 million, with the balance to be used to fund working capital, capital expenditures and other general corporate purposes, which may include the acquisition or licensing of other products, businesses or technologies.

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated May 22, 2013, filed with the SEC pursuant to Rule 424(b) of the Securities Act, the planned use of proceeds from our public offering as described in our prospectus dated October 17, 2013, filed with the SEC pursuant to Rule 424(b) of the Securities Act or the planned use of proceeds from our public offering as described in our prospectus dated October 2, 2014, filed with the SEC pursuant to Rule 424(b) of the Securities Act.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following consolidated selected financial data together with the section of this report entitled “Management’s discussion and analysis of financial condition and results of operations” and our consolidated financial statements and the related notes included in this report. The consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010

Consolidated statements of operations data:
Collaboration and license revenue	$9,625	$10,531	$72,042	$78,029	$35,268
Operating expenses:
Research and development	123,639	79,286	49,717	46,089	43,260
General and administrative	23,552	15,423	11,469	12,071	10,762
Total operating expenses	147,191	94,709	61,186	58,160	54,022
Income (loss) from operations	(137,566)	(84,178)	10,856	19,869	(18,754)
Interest and other income, net	441	826	510	136	1,659
Interest expense	–	–	–	(21)	(380)
Income (loss) before income taxes	(137,125)	(83,352)	11,366	19,984	(17,475)
Provision for income taxes	–	–	–	–	2,794
Net income (loss)	$(137,125)	$(83,352)	$11,366	$19,984	$(20,269)
Net income (loss) attributable to common stockholders:
Basic	$(137,125)	$(83,352)	$–	$79	$(20,269)
Diluted	$(137,125)	$(83,352)	$–	$127	$(20,269)
Net income (loss) per share attributable to common stockholders:
Basic	$(3.19)	$(3.65)	$–	$0.06	$(16.79)
Diluted	$(3.19)	$(3.65)	$–	$0.06	$(16.79)
Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	42,977,463	22,842,443	1,350,939	1,249,778	1,207,106
Diluted	42,977,463	22,842,443	2,048,867	2,089,206	1,207,106

(1)

To date, substantially all of our revenue has been generated from our collaboration agreements, and we have not generated any commercial product revenue. Revenue in the year ended December 31, 2011 includes $8.3 million that represents the recognition of all remaining deferred revenue following the termination of an exclusive worldwide license and collaboration agreement with Merck & Co., Inc., effective September 30, 2011. Revenue in the year ended December 31, 2012 includes $65.1 million that represents the recognition of all remaining deferred revenue following the termination of an exclusive worldwide license agreement with Novartis Pharma A.G., effective July 1, 2012. See the section of this report entitled “Management’s discussion and analysis of financial condition and results of operations—Financial operations overview—Revenue” for a more detailed description of our revenue recognition with respect to our collaboration agreements.

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated balance sheet data:
Cash, cash equivalents and investments	$392,303	$319,036	$137,384	$188,089	$101,417
Restricted cash	–	–	–	–	6,000
Working capital	273,946	247,153	116,089	169,128	55,659
Total assets	416,495	325,731	146,001	193,403	113,658
Convertible preferred stock	–	–	317,280	317,280	220,374
Total stockholders' equity (deficit)	347,802	296,335	(191,569)	(206,105)	(228,407)

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic disorders and inflammation for patients who currently have limited or no approved treatment options. We are advancing our three wholly-owned compounds using novel biomarker and genetic approaches that may increase the likelihood of clinical, regulatory and commercial success of our potentially life-saving therapies. Our two lead programs address significant unmet medical needs in the area of thrombosis, or blood clots.  Our first lead compound Betrixaban is a novel oral once-daily inhibitor of Factor Xa in Phase 3 clinical trials for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, or VTE, in acute medically ill patients for 35 days of in-hospital and post-discharge use. Our second lead compound Andexanet alfa, a Food and Drug Administration, or FDA-designated breakthrough therapy, is a recombinant protein designed to reverse the anticoagulant activity in patients treated with a Factor Xa inhibitor. Andexanet alfa has potential indications to treat patients who are taking a direct or indirect Factor Xa inhibitor and who suffer a major bleeding episode or require emergency surgery. Andexanet alfa is currently being evaluated in Phase 3 and Phase 4 clinical trials. Our third product candidate, Cerdulatinib, is an orally available kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and janus kinases, or JAK, enzymes that regulate important signaling pathways. Cerdulatinib is being developed for hematologic, or blood, cancers and inflammatory disorders. We are currently in a Phase 1/2a proof-of-concept study for Cerdulatinib in patients with non-Hodgkin’s lymphoma, or NHL, or chronic lymphocytic leukemia, or CLL, who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations. In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues. Based on interim Phase 1 data, we are advancing Cerdulatinib to the Phase 2a portion of the study which includes expansion cohorts for which we expect to begin enrollment in 2015. We also have a program of highly selective Syk inhibitors which is partnered with Biogen Idec Inc., or Biogen.

Our product candidates and collaboration agreements

Betrixaban

Betrixaban is a novel oral once-daily inhibitor of Factor Xa in development for extended duration VTE prophylaxis in acute medically ill patients for 35 days of in-hospital and post-discharge use. Acute medically ill patients are those who are hospitalized for serious non-surgical conditions, such as heart failure, stroke, infection, rheumatic disorders and pulmonary disorders. Our pivotal biomarker-based Phase 3 study of Betrixaban, or APEX, is a randomized, double-blind, active-controlled, multicenter, multinational study evaluating a once-daily dose of Betrixaban for 35 days for superiority as compared to in-hospital administration of enoxaparin once daily for 6 to 14 days followed by placebo, for extended VTE prophylaxis in acute medically ill patients with restricted mobility and other risk factors. Our APEX study is over 70% enrolled in 35 countries worldwide. We believe that Betrixaban has several clinically important pharmacological properties that differentiate it from injectable enoxaparin and other oral Factor Xa inhibitors, including low renal clearance, a metabolic profile that limits drug-drug interaction, and a long half-life. Based on current enrollment, we expect our current Phase 3 APEX study of Betrixaban to complete patient enrollment by the end of 2015.

Andexanet alfa

Andexanet alfa, an FDA-designated breakthrough therapy, is a recombinant protein designed to reverse the anticoagulant activity in patients treated with a Factor Xa inhibitor. Andexanet alfa has potential indications to treat patients who are taking a direct or indirect Factor Xa inhibitor and who suffer a major bleeding episode or  require emergency surgery. Currently, there is no antidote or reversal agent approved for use against Factor Xa inhibitors.

Andexanet alfa is the first therapy to demonstrate reversal of the anticoagulant activity of Factor Xa inhibitors as measured by anti-Factor Xa levels. We are currently evaluating Andexanet alfa in two Phase 3 ANNEXATM (Andexanet Alfa a Novel Antidote to the Anticoagulant Effects of fXA Inhibitors) studies – one with BMS and Pfizer’s Factor Xa inhibitor, apixaban, and one with Bayer and Janssen’s Factor Xa inhibitor, rivaroxaban. Our Phase 3 studies consist of two parts. In the first part of each study, the effect of a single bolus of Andexanet alfa was evaluated in healthy volunteers who had been given apixaban or rivaroxaban. In the second part of each study, the ability of Andexanet alfa to sustain reversal of the anticoagulant effects of apixaban and rivaroxaban will be evaluated by administering a bolus plus infusion of Andexanet alfa to healthy volunteers who have been given apixaban or rivaroxaban. The first part of our Phase 3 ANNEXATM studies of a single bolus of Andexanet alfa with apixaban and with rivaroxaban both met their primary and secondary endpoints with high statistical significance (p-values of less than 0.0001). The second part of our Phase 3 ANNEXATM studies is ongoing.

In early 2015, we initiated a Phase 4 confirmatory patient study, or ANNEXA-4, as agreed to by the FDA and EMA as part of an Accelerated Approval pathway for Andexanet alfa. This open-label, single-arm study is being conducted in patients receiving apixaban, rivaroxaban or enoxaparin (a low molecular weight heparin) who present with an acute major bleed. Pursuant to discussions with the FDA, we plan to include data from a small number of patients from this study in our Biologics License Application, or BLA, which we expect to submit in 2015 for conditional approval.

We completed a series of Phase 2 proof-of-concept studies evaluating the safety and activity of Andexanet alfa in healthy volunteers who were administered one of several Factor Xa inhibitors. Analysis of anticoagulation markers in blood samples taken from the subjects in these studies demonstrated that Andexanet alfa produced immediate reversal of anticoagulant activity of the Factor Xa inhibitors apixaban, rivaroxaban and enoxaparin and that the reversal could be sustained. Additionally, we are conducting a Phase 2 proof-of-concept study evaluating the reversal of edoxaban and we plan to initiate a Phase 2 study evaluating the reversal of Betrixaban.

Our current Phase 2 and Phase 3 studies are using clinical material from CMC Biologics, Inc., or CMC Biologics, who will also support our BLA submission and initial commercial launch in the U.S. For large-scale manufacturing of Andexanet alfa, we signed an agreement in June 2013 with Lonza Group Ltd, or Lonza. However, the first commercial material from Lonza will not become available until after our expected U.S. launch. In July 2014, we entered into a commercial supply agreement with CMC Biologics to increase their production capacity at a lower cost than that of our current clinical supply for Andexanet alfa. Total fixed commitments under the agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments, are $293.9 million over the life of the agreement from 2015 through 2021. We do not anticipate that supply from CMC Biologics, even as expanded, will be sufficient to meet projected worldwide demand for Andexanet alfa, therefore, we must also develop an improved and more cost-effective process at Lonza. In October 2014, we entered into a manufacturing supply agreement with Lonza, replacing the 2013 agreement, to increase our production capacity and to enhance our manufacturing process at Lonza to support broader worldwide supply following our potential BLA filing. Under this manufacturing supply agreement, we will be required to purchase at least seven commercial batches of Andexanet alfa from Lonza, for a period of five years, following our first regulatory approval.

In February 2013, we entered into a three-way agreement with Bayer and Janssen to include subjects dosed with rivaroxaban, their jointly owned Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. See the section of this report entitled “Business—Collaboration and license agreements—Bayer and Janssen agreements” for a more detailed description of this agreement. We are responsible for the cost of conducting this clinical study. Under the terms of the agreement, Bayer and Janssen have each provided us with an upfront and non-refundable fee of $2.5 million, for an aggregate fee of $5.0 million. The agreement also provides for additional non-refundable payments to us from Bayer and Janssen of $250,000 each for an aggregate fee of $500,000 following the delivery of the final written study report of our Phase 2 proof-of-concept studies of Andexanet alfa. We are also obligated to participate on a Joint Collaboration Committee, or JCC, with Bayer and Janssen to oversee the collaboration activities under the agreement. We originally estimated the period of performance of our obligations to extend through the fourth quarter of 2013. We have added cohorts that were not planned as part of the initial study design at the inception of the agreement and therefore revised our estimated period of performance to now be through 2015. The total consideration under this agreement of $5.5 million was recognized as revenue on a straight-line basis over the estimated performance period through the end of 2014.

In June 2013, we entered into an agreement with Daiichi Sankyo, Inc., or Daiichi Sankyo, to include subjects dosed with edoxaban, Daiichi Sankyo’s Factor Xa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Under the terms of the agreement, Daiichi Sankyo provided us with an upfront fee of $6.0 million. Daiichi Sankyo may terminate the agreement at any time. The total consideration under this agreement of $6.0 million was received in July 2013. We are obligated to perform preclinical proof-of-concept studies and participate on a JCC with Daiichi Sankyo to oversee the collaboration activities under the agreement. We originally estimated the non-contingent period of performance to be through the second quarter of 2014. In December 2013, the JCC agreed to forego certain preclinical studies that were planned in the original study design at the inception of the agreement. As a result of this change, we revised our estimated period of performance to be through the first quarter of 2014. The total non-contingent consideration under this agreement of $3.0 million was recognized as revenue on a straight-line basis over our estimated non-contingent performance period through the first quarter of 2014. The contingent consideration under this agreement of $3.0 million commenced upon resolution of the contingency in the first quarter of 2014 and is being recognized over the remaining estimated period of performance through the fourth quarter of 2015.

In January 2014, we entered into a second collaboration agreement with BMS and Pfizer to further study the safety and efficacy of Andexanet alfa as a reversal agent to apixaban, through our Phase 3 studies. We initiated Phase 3 studies in the first half of 2014. Under the terms of the Phase 3 agreement, we received an upfront payment of $13.0 million, subject to a 50% refund provision, and are eligible to receive additional development and regulatory milestone and contingent payments of up to $12.0 million, subject to a 50% refund provision. These payments represent the total consideration under this agreement. BMS and Pfizer will continue to provide development and regulatory guidance for the program. Under both agreements with BMS and Pfizer, we retain full, worldwide development and commercial rights to Andexanet alfa. This Phase 3collaboration agreement will continue in force until the approval of Andexanet alfa as a reversal agent for apixaban by the FDA and EMA. BMS and Pfizer may terminate this agreement for convenience with 60 days’ advance written notice or for our bankruptcy or change of control. In addition, either party may terminate this agreement for the other party’s uncured material breach, material safety issues, or failure of the Phase 3 studies.

In February 2014, we entered into a second collaboration agreement with Bayer and Janssen to further study the safety and efficacy of Andexanet alfa as a reversal agent to rivaroxaban through our Phase 3 studies. Our original collaboration agreement with Bayer and Janssen, covers the conduct of a Phase 2 proof-of-concept study. The second collaboration agreement covers the conduct of Phase 3 studies of Andexanet alfa with rivaroxaban and any potential U.S. and EU regulatory approval of Andexanet alfa as reversal agent of rivaroxaban. The Phase 3 studies are currently ongoing. Under this second collaboration agreement, we received an upfront payment of $10.0 million and are eligible to receive additional development and regulatory milestone payments of up to $15.0 million. These payments represent the total consideration under this agreement. The total upfront consideration under this agreement is being recognized as revenue on a straight-line basis over the estimated period of performance period. In the third quarter of 2014 we updated our estimated period of performance from the first quarter of 2017 to the first quarter of 2018 to reflect a modification to our clinical development and regulatory plans. Bayer and Janssen will continue to provide development and regulatory guidance for the program.

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

In July 2014, we entered into a second collaboration agreement with Daiichi Sankyo to further study the safety and efficacy of Andexanet alfa as a reversal agent to edoxaban through Phase 3 studies.  The second collaboration agreement covers the conduct of Phase 3 studies of Andexanet alfa with edoxaban and any potential U.S. and EU regulatory approval of Andexanet alfa as a reversal agent for edoxaban.  Under this Phase 3 collaboration agreement we received an upfront payment of $15.0 million and are eligible to receive additional development and regulatory milestone payments of up to $25.0 million.  These payments represent the total consideration under this agreement.  The total upfront consideration under this agreement is being recognized as revenue on a straight-line basis over the estimated performance period through the third quarter of 2018. Daiichi Sankyo will continue to provide development and regulatory guidance for the program.

Under both agreements with Daiichi Sankyo, we retain full, worldwide development and commercial rights to Andexanet alfa.

This Phase 3 collaboration agreement will continue in force until the approval of Andexanet alfa as a reversal agent for edoxaban by the FDA and EMA.  Bayer and Janssen may terminate this agreement for convenience with 60 days’ advance written notice or for our bankruptcy or change of control.  In addition, either party may terminate this agreement for the other party’s uncured material breach or material safety issues or we can also terminate this agreement for failure of the Phase 3 studies.

Cerdulatinib

In addition to our thrombosis products, we are developing an orally available kinase inhibitor to treat hematologic disorders and inflammation. Cerdulatinib is an orally available, potent dual spleen tyrosine kinase (Syk) and janus kinase (JAK) inhibitor. Scientists have demonstrated that both Syk and JAK play key roles in various hematologic cancers and inflammatory diseases. We are developing Cerdulatinib for treatment of certain B-cell hematologic cancers, with a particular focus on patients who have NFkB activating mutations or acquired mutations to other novel B-cell targeted therapies that cause treatment failure or disease relapse. Cerdulatinib has completed preclinical testing and has demonstrated in-vitro activity in cancer cell lines with NFkB activating mutations and in patient tumor samples with acquired mutations to novel B-cell targeted drug candidates. In October 2013, we initiated a Phase 1/2a proof-of-concept study in non-Hodgkin’s lymphoma, or NHL, and chronic lymphocytic leukemia, or CLL, patients. In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues. Based on interim Phase 1 data, we are advancing Cerdulatinib to the Phase 2a portion of the study which includes expansion cohorts for which we expect to begin enrollment in 2015.

Selective Syk inhibitors

We have a program of highly selective Syk inhibitors which is partnered with Biogen Idec Inc. Biogen Idec is leading the pre-clinical study of highly selective Syk inhibitors for allergic asthma and other inflammatory disorders and is responsible for all development-related expenses.  Syk is an important mediator of immune response in a number of different types of immune cells. Our selective Syk inhibitors have been successfully evaluated in 131 subjects in several Phase 1 clinical studies. Biogen Idec Inc., or Biogen Idec, is leading the pre-clinical study of selective Syk inhibitors for allergic asthma and other inflammatory disorders and is responsible for all development-related expenses.

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

For purposes of this discussion and analysis of our financial condition and results of operations, we refer to our agreements with Lee’s, BMS and Pfizer, Bayer and Janssen, Daiichi Sankyo, Aciex, Biogen Idec, and Novartis collectively as our collaboration agreements.

Financial operations overview

Revenue

Our revenue to date has been generated primarily from collaboration and license revenue pursuant to our collaboration agreements. We have not generated any revenue from commercial product sales to date. Since inception, in connection with our agreements with Biogen Idec, Merck & Co., Inc., Novartis, BMS and Pfizer, Bayer and Janssen, Daiichi Sankyo and Lee’s, we have received payments in the aggregate amount of $219.7 million, as initial upfront payments, contingent consideration and a milestone payment of which $6.5 million is subject to a 50% refund provision, pursuant to our Phase 3 clinical collaboration agreement with BMS and Pfizer. We recognize revenue from payments ratably over the term over the term of our estimated period of performance under the agreements if we have a performance obligation, or immediately if there is stand-alone value for any delivered item.

We may also be entitled to additional milestone payments and other contingent payments upon the occurrence of specific events. Due to the nature of these collaboration agreements and the nonlinearity of the earnings process associated with certain payments and milestones, we expect that our revenue will continue to fluctuate in future periods.

The following table summarizes the sources of our revenue for the years ended December 31, 2014, 2013 and 2012, in thousands:

	Year Ended December 31,
	2014	2013	2012
Novartis:
Recognition of upfront license fee	$–	$–	$53,846
Reimbursement of research and development expense	–	–	16,238
Novartis total	–	–	70,084
BMS and Pfizer:
Recognition of research and development services	1,497	4,042	1,958
BMS and Pfizer total	1,497	4,042	1,958
Bayer and Janssen:
Recognition of research and development services	3,598	3,876	–
Bayer and Janssen total	3,598	3,876	–
Lee’s:
Recognition of research and development services	243	194	–
Lee’s total	243	194	–
Daiichi Sankyo:
Recognition of research and development services	4,287	2,419	–
Daiichi Sankyo total	4,287	2,419	–
Total collaboration and license revenue	$9,625	$10,531	$72,042

Research and development expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our unpartnered product candidates, as well as discovery and development of clinical candidates pursuant to our collaboration agreements. We recognize all research and development costs as they are incurred. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods are received or services are rendered.

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

The following table summarizes our research and development expenses by product candidate:

	Phase of	Year Ended December 31,
	Development	2014	2013	2012
		(in thousands)
Product candidate
Betrixaban	Phase 3	$64,252	$40,641	$27,297
Andexanet alfa	Phase 3 and 4	52,576	33,420	15,049
Cerdulatinib	Phase 1/2a	5,861	5,242	726
Syk selective inhibitor	Pre-clinical	(41)	(113)	3,344
Elinogrel(1)	Phase 3 ready	(30)	59	172
Other research and development expenses(2)		1,021	37	3,129
Total research and development expenses(3)		$123,639	$79,286	$49,717

(1)	We are currently not developing Elinogrel but may resume development in the future.
(2)	Amounts in all periods include costs for other potential product candidates.
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

General and administrative expenses

General and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. We are incurring additional expenses as a result of operating as a public company that is now subject to the internal control reporting requirements of the Sarbanes-Oxley Act of 2002, or SOX, as well as other costs including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, and those of The NASDAQ Global Market, additional insurance expenses, investor relations activities and other administration and professional services.

Interest and other income, net

Interest and other income, net consists primarily of interest received on our cash, cash equivalents and investments, unrealized gains and losses from the remeasurement of our foreign currency bank balances and foreign currency forward contracts and gains and losses resulting from the remeasurement of our convertible preferred stock warrant liability. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until they were converted into warrants to purchase shares of our common stock upon the closing of our initial public offering, or IPO in May 2013. At that time, we reclassified the convertible preferred stock warrant liability to additional paid-in capital and we will no longer record any related periodic fair value adjustments.

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

Revenue recognition

We generate revenue from collaboration and license agreements for the development and commercialization of our products. Collaboration and license agreements may include non-refundable or partially refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. Our performance obligations under our collaborations include the transfer of intellectual property rights (licenses), obligations to provide research and development services and related clinical drug supply, obligation to provide regulatory approval services and obligations to participate on certain development and/or commercialization committees with the collaborators. Upfront payments are recorded as deferred revenue in our consolidated balance sheet and are recognized as collaboration revenue over our estimated period of performance that is consistent with the terms of the research and development obligations contained in each collaboration agreement. We regularly review the estimated periods of performance related to our collaborations based on the progress made under each arrangement. Our estimates of our performance period may change over the course of the collaboration term. Such a change could have a material impact on the amount of revenue we record in future periods.

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

Research and development and accrued research and development expenses

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

●

communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;

●	estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and
●	periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

●	fees paid to CROs in connection with preclinical and toxicology studies and clinical studies;
●	fees paid to investigative sites in connection with clinical studies;
●	fees paid to CMOs in connection with the production of clinical study materials; and
●	professional service fees for consulting and related services.

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

Stock-based compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the expected term and the price volatility of the underlying stock. The expected term of employee options granted is determined using the simplified method (based on the midpoint between the vesting date and the end of the contractual term). As sufficient trading history does not yet exist for our common stock, therefore our estimate of expected volatility is based on the volatility of other companies with similar products under development, market, size and other factors.

Prior to our IPO in May 2013, stock based compensation cost was measured at the date of grant, based on the estimated fair value of the award as determined by our board of directors and recognized as expense on a straight-line basis over the requisite service period. Our board of directors, with the assistance of management and, in some cases, an independent third-party valuation consultant, determined the estimated fair value of our common stock. In determining the estimated fair value of our common stock, our board of directors used a combination of the market multiple approach and the IPO value approach to estimate the enterprise value of our company in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The per share common stock value was estimated  by allocating the enterprise value using the probability-weighted expected return method at each valuation date prior to December 2011 and commencing in December 2012. The per share common stock value was estimated by using the option pricing method at each valuation date between December 2011 and December 2012. For the options granted subsequent to our IPO, the exercise price of stock options is equal to the closing market price of the underlying common stock on the grant date.

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

As of December 31, 2014, our total deferred tax assets were $183.6 million. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In 2013, we performed an analysis on annual limitation as a result of ownership changes that may have occurred through November 2013. Our analysis indicates that a change occurred during 2013. As a result of this change, our net operating loss and tax credit carryforwards will not be subject to limitation in total, but we may be subject to a limitation as it relates to the timing of utilization. However, due to a lack of historical earnings and uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets.

Comparison of the years ended December 31, 2014 and 2013

Revenue

	Year Ended December 31,		Increase /	% Increase /
	2014	2013	(Decrease)	(Decrease)
	(in thousands, except percentages)
Collaboration and license revenue	$9,625	$10,531	$(906)	(9%)

The decrease in collaboration and license revenue during 2014 was primarily due to the decrease in revenue following the completion of our Phase 2 agreement with BMS and Pfizer. We recognized $1.5 million from our Phase 2 agreement with BMS and Pfizer during 2014, compared to revenue of $4.0 million recognized from the same agreement with BMS and Pfizer during 2013. This decrease in collaboration and license revenue was partially offset by an increase in revenue recognized during 2014 from our agreements with Daiichi Sankyo of $4.3 million compared to revenue recognized during 2013 of $2.4 million due to revenue recognized from the second collaboration agreement entered into with Daiichi Sankyo in the third quarter of 2014.

We expect revenue recognized in future periods to fluctuate as we recognize revenue related to our existing collaboration agreements and enter into new collaboration agreements.

Research and development expenses

	Year Ended December 31,		Increase /	% Increase /
	2014	2013	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$123,639	$79,286	$44,353	56%

The increase in research and development expenses was primarily due to the following:

●	increased program costs of $23.6 million to advance Betrixaban;
●	increased program costs of $19.2 million to advance Andexanet alfa;
●	increased program costs of $0.6 million to advance Cerdulatinib; and
●	increased development costs of $1.0 million to support early research programs that are not related to or in support of our primary programs of development.

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

General and administrative expenses

	Year Ended December 31,		Increase /	% Increase /
	2014	2013	(Decrease)	(Decrease)
	(in thousands, except percentages)
General and administrative expenses	$23,552	$15,423	$8,129	53%

The increase in general and administrative expenses during 2014 was primarily related to increased headcount related costs including an increase in stock based compensation expense of $3.3 million, and increased costs associated with being a public company including directors and officer’s insurance and director fees of $0.4 million, and higher professional and legal fees to support business development,  collaboration arrangements and pre-commercial activities of $4.3 million.

We expect general and administrative expenses to continue to increase in order to support the costs of related to our compliance with internal controls over financial reporting under the Sarbanes-Oxley Act of 2002, or SOX, and our growing business.

Interest and other income, net

	Year Ended December 31,		Increase /	% Increase /
	2014	2013	(Decrease)	(Decrease)
	(in thousands, except percentages)
Interest and other income, net	$441	$826	$(385)	(47%)

Interest and other income, net decreased as a result of unfavorable fluctuations in the Euro compared to the U.S. dollar and the losses related to our Euro forward contracts and foreign currency exchange gains of $0.7 million, partially offset by increased interest income of $0.4 million earned on higher cash, cash equivalents and investments balances .

Comparison of the years ended December 31, 2013 and 2012

Revenue

	Year Ended December 31,		Increase /	% Increase /
	2013	2012	(Decrease)	(Decrease)
	(in thousands, except percentages)
Collaboration and license revenue	$10,531	$72,042	$(61,511)	(85%)

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

Research and development expenses

	Year Ended December 31,		Increase /	% Increase /
	2013	2012	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$79,286	$49,717	$29,569	59%

The increase in research and development expenses was primarily due to the following:

●	increased program costs of $13.3 million to advance Betrixaban;
●	increased program costs of $18.4 million to advance Andexanet alfa; and
●	increased program costs of $4.5 million to advance Cerdulatinib.

These increases were partially offset by:

●

decreased net program costs of $3.5 million related to PRT2607, primarily due to reimbursements received from Biogen Idec to fund clinical and manufacturing costs pursuant to the cost-sharing provisions of our agreement with Biogen Idec; and

●	decreased development costs of $3.2 million as we reduced costs for programs that are not related to or in support of our primary programs of development; Betrixaban, Andexanet alfa and Cerdulatinib.

General and administrative expenses

	Year Ended December 31,		Increase /	% Increase /
	2013	2012	(Decrease)	(Decrease)
	(in thousands, except percentages)
General and administrative expenses	$15,423	$11,469	$3,954	34%

The increase in general and administrative expenses during 2013 was primarily related to increased headcount related costs including an increase in stock based compensation expense of $3.3 million, and increased costs associated with being a public company including directors and officer’s insurance and director fees of $0.5 million, and higher professional and legal fees to support business development and collaboration arrangements of $0.1 million.

Interest and other income, net

	Year Ended December 31,		Increase /	% Increase /
	2013	2012	(Decrease)	(Decrease)
	(in thousands, except percentages)
Interest and other income (expense), net	$826	$510	$316	62%

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

Liquidity and capital resources

Due to our substantial research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through sales of our common stock as part of our IPO and follow-on public offering, and our convertible preferred stock and amounts received from our collaboration partners. Our expenditures are primarily related to research and development activities. At December 31, 2014, we had available cash, cash equivalents and investments of $392.3 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

On October 8, 2014, we closed an underwritten public offering of 6,200,000 shares of our common stock, at a public offering price of $26.00 per share. In addition, on October 8, 2014, the underwriters of the offering exercised their over-allotment option to purchase an additional 930,000 shares from us at the public offering price. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to an automatically effective registration statement on Form S-3 ASR (File No. 333-199094). The net proceeds from the offering to us including the over-allotment option, net of underwriting discounts and commissions and offering costs of approximately $10.7 million, were approximately $174.6 million.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash used in operating activities	$(100,706)	$(63,615)	$(49,225)
Cash used in investing activities	$(139,152)	$(120,736)	$(67,802)
Cash provided by financing activities	$179,599	$248,511	$317
Net increase (decrease) in cash	$(60,259)	$64,160	$(116,710)

Cash used in operating activities

Cash used in operating activities was $100.9 million for the year ended December 31, 2014 reflecting a net loss of $137.1 million, which was decreased by non-cash charges of $9.3 million for stock-based compensation, $3.7 million for amortization of premium on investments and $1.5 million for depreciation and amortization. Cash used in operating activities also reflected an increase in net operating assets of $21.7 million primarily due to increases in accounts payable and accrued and other liabilities of $6.7 million related to higher clinical study and related costs as we continue to increase our research and development activities, an increase in deferred revenue of $31.4 million due to an increase in deferred revenue of $13.0 million related to the upfront payments received from Bayer and Janssen, $15.0 million related to the upfront payments received from Daiichi Sankyo and $13.0 million related to the upfront payments received from BMS and Pfizer in the year ended December 31, 2014, partially offset by the recognition of collaboration revenue earned of $9.6 million from our collaboration agreements and an increase in accrued compensation and employee benefits of $1.1 million related to our increased headcount. Cash used in operating activities also reflected an increase in prepaid expenses and other current assets of $2.1 million and an increase of prepaid and other long-term assets of $15.6 million related to our upfront payment to CMC Biologics of $14.6 million pursuant to our commercial supply agreements with CMC Biologics. Also reflected in cash used in operating activities is a decrease in receivables from collaborations of $0.3 million due to the receipt of research and development expenses reimbursable from Biogen Idec pursuant to our agreement with Biogen Idec.

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

Cash used in investing activities

Cash used in investing activities of $139.2 million for the year ended December 31, 2014 was primarily related to purchases of investments of $332.2 million and capital equipment purchases of $1.6 million, partially offset by proceeds from sales of investments of $2.6 million and proceeds from maturities of investments of $192.0 million.

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

Cash provided by financing activities

Cash provided by financing activities of $179.6 million for the year ended December 31, 2014, was primarily related to proceeds from our public offering, net of underwriting discounts and commissions, of $175.2 million, partially offset by payments of offering costs of $0.6 million, and proceeds from the exercise of stock options of $5.0 million.

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

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our current collaboration. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies. Our future funding requirements will depend on many factors, including the following:

●	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;
●

the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop, including process improvements in order to manufacture Andexanet alfa at commercial scale;

●	the receipt of any collaboration payments;
●	the number and characteristics of product candidates that we pursue;
●	the cost, timing and outcomes of regulatory approvals;
●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;
●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;
●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

As of December 31, 2014, we have not provided financial, or other, support to CMC Biologics that was not previously contractually required. Other than the reservation payment we are not required to make any additional payments to CMC Biologics. The upfront fee of $10.0 million recorded in prepaid and other long-term assets in the consolidated balance sheet represents our maximum exposure to loss under this agreement at December 31, 2014. The upfront payment will be charged to research and development expense, or cost of sales upon regulatory approval of Andexanet alfa, as batches are delivered over the term of the agreement. We are currently not able to quantify the exposure to losses associated with the fixed pricing terms of this agreement.

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

The following table summarizes our future contractual obligations, including fixed commitments for the purchase of clinical and commercial batches under the CMC Biologics commercial supply agreement, as of December 31, 2014:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Contractual Obligations:
Batch Purchase Commitments	$15,178	$154,960	$88,660	$32,500	$291,298
Purchase commitments	12,545	2,583	–	–	15,128
Operating lease obligations	1,769	4,204	4,467	571	11,011
Total Contractual obligations	$29,491	$161,747	$93,127	$33,071	$317,436

Pursuant to our asset purchase agreement with Millennium Pharmaceuticals, Inc., or Millennium, we are obligated to pay to Millennium royalties on sales of certain products if product sales are ever achieved, which royalty payments will continue until the expiration of the relevant patents or 10 years after the launch, whichever is later. Pursuant to the license agreement between Millennium and us, we are required to make certain license fee, milestone, royalty and sublicense sharing payments to Millennium as we develop, commercialize or sublicense Betrixaban and other products from certain Factor Xa programs as described in the agreement. The Millennium license agreement further provides for additional payments to Millennium of up to $35.0 million based on the achievement of certain milestones related to Betrixaban and the Factor Xa programs. See the section of this report entitled “Business—Collaboration and license agreements—Millennium agreements” for a more detailed description of these agreements.

We have also entered into an agreement pursuant to which a contract manufacturer, Lonza Group Ltd., will fully develop a commercial scale manufacturing process for Andexanet alfa and produce approval-enabling validation lots. The agreement includes purchase commitments aggregating approximately $42.1 million over several years of which $15.1 million is non-cancellable and included in the contractual obligations table above as a purchase commitment.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2014, we had cash, cash equivalents and investments of $392.3 million consisting of cash and liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development and manufacturing activities with vendors in Europe. Beginning in 2012, we have utilized foreign currency forward contracts to mitigate our exposure to foreign currency gains and losses. The balance of forward contracts was zero at December 31, 2014. We made payments in the aggregate amount of €25.6 million to our European vendors during the year ended December 31, 2014. We are subject to exposure due to fluctuations in foreign exchange rates in connection with our cash balance denominated in Euros. We may continue to hedge our foreign currency exposures but we have not and do not plan to use derivative financial instruments for speculation or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related disclosures included in Part IV, Item 15 of this annual report are incorporated by reference into this Item 8.

PORTOLA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Portola Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Portola Pharmaceuticals, Inc.  (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Portola Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Portola Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion hereon.

/s/ Ernst & Young LLP

Redwood City, California

March 2, 2015

PORTOLA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$57,514	$117,773
Short-term investments	251,759	150,892
Receivables from collaborations	57	309
Prepaid expenses and other current assets	5,747	3,733
Total current assets	315,077	272,707
Property and equipment, net	2,776	2,600
Long-term investments	83,030	50,371
Prepaid and other long-term assets	15,612	53
Total assets	$416,495	$325,731

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,084	$3,232
Accrued compensation and employee benefits	3,512	2,569
Accrued and other liabilities	13,966	17,796
Deferred revenue, current portion	9,569	1,958
Total current liabilities	41,131	25,555
Deferred revenue, long-term	27,016	3,253
Other long-term liabilities	546	588
Total liabilities	68,693	29,396
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at December 31, 2014 and 2013;
no shares issued and outstanding at December 31, 2014 and 2013;	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized at December 31, 2014 and 2013;
48,766,806 shares and 40,915,130 shares issued and outstanding at
December 31, 2014 and 2013, respectively	49	41
Additional paid-in capital	770,789	581,911
Accumulated deficit	(422,797)	(285,672)
Accumulated other comprehensive (loss) income	(239)	55
Total stockholders’ equity	347,802	296,335
Total liabilities and stockholders’ equity	$416,495	$325,731

See accompanying notes

PORTOLA PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Collaboration and license revenue	$9,625	$10,531	$72,042
Operating expenses:
Research and development	123,639	79,286	49,717
General and administrative	23,552	15,423	11,469
Total operating expenses	147,191	94,709	61,186
(Loss) income from operations	(137,566)	(84,178)	10,856
Interest and other income, net	441	826	510
Net (loss) income	$(137,125)	$(83,352)	$11,366
Net (loss) income attributable to common stockholders:
Basic	$(137,125)	$(83,352)	$–
Diluted	$(137,125)	$(83,352)	$–
Net (loss) income per share attributable to common stockholders:
Basic	$(3.19)	$(3.65)	$–
Diluted	$(3.19)	$(3.65)	$–
Shares used to compute net (loss) income per share attributable to common stockholders:
Basic	42,977,463	22,842,443	1,350,939
Diluted	42,977,463	22,842,443	2,048,867

See accompanying notes

PORTOLA PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net (loss) income	$(137,125)	$(83,352)	$11,366
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(294)	22	34
Total comprehensive income (loss)	$(137,419)	$(83,330)	$11,400

See accompanying notes

PORTOLA PHARMACEUTICALS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2011	24,026,797	317,280	1,279,732	1	7,581	(213,686)	(1)	(206,105)
Exercise of employee stock options for cash	–	–	104,417	–	317	–	–	317
Lapse of repurchase rights related to common shares issued pursuant to early exercises	–	–	1,359	–	10	–	–	10
Employee stock-based compensation expense	–	–	–	–	2,665	–	–	2,665
Compensation expense relating to stock options granted to consultants	–	–	–	–	144	–	–	144
Unrealized gain on available-for-sale securities, net of tax	–	–	–	–	–	–	34	34
Net income	–	–	–	–	–	11,366	–	11,366
Balance at December 31, 2012	24,026,797	317,280	1,385,508	1	10,717	(202,320)	33	(191,569)
Exercise of employee stock options for cash	–	–	403,468	–	2,529	–	–	2,529
Lapse of repurchase rights related to common shares issued pursuant to early exercises	–	–	500	–	4	–	–	4
Conversion of preferred stock warrants to common stock warrants	–	–	–	–	659	–		659
Conversion of preferred stock to common stock	(24,026,797)	(317,280)	24,026,797	24	317,256	–	–	317,280
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and issuance costs	–	–	9,686,171	11	125,861	–	–	125,872
Issuance of common stock in connection with follow-on offering, net of underwriting discounts, commissions and issuance costs	–	–	5,412,686	5	119,970	–	–	119,975
Employee stock-based compensation expense	–	–	–	–	4,140	–	–	4,140
Compensation expense relating to stock options granted to consultants	–	–	–	–	775	–	–	775
Unrealized gain on available-for-sale securities, net of tax	–	–	–	–	–	–	22	22
Net loss	–	–	–	–	–	(83,352)	–	(83,352)
Balance at December 31, 2013	–	–	40,915,130	41	581,911	(285,672)	55	296,335
Exercise of employee stock options for cash	–	–	652,125	1	4,398	–	–	4,399
Lapse of repurchase rights related to common shares issued pursuant to early exercises	–	–	500	–	4	–	–	4
Issuance of common stock upon cashless exercise of common stock warrants	–	–	40,314	–	–	–	–	–
Issuance of common stock pursuant to ESPP purchase			28,737	–	579			579
Issuance of common stock in connection with public offering, net of underwriting discounts, commissions and issuance costs	–	–	7,130,000	7	174,614	–	–	174,621
Employee stock-based compensation expense	–	–	–	–	8,514	–	–	8,514
Compensation expense relating to stock options granted to consultants	–	–	–	–	769	–	–	769
Unrealized loss on available-for-sale securities, net of tax	–	–	–	–	–	–	(294)	(294)
Net loss	–	–	–	–	–	(137,125)	–	(137,125)
Balance at December 31, 2014	–	$-	48,766,806	$49	$770,789	$(422,797)	$(239)	$347,802

See accompanying notes

PORTOLA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$(137,125)	$(83,352)	$11,366
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,542	1,359	1,389
Amortization of premium on investment securities	3,703	2,333	1,469
Stock-based compensation expense	9,333	4,974	2,809
Revaluation of convertible preferred stock warrant liability	–	(24)	(83)
Unrealized (gain) loss on foreign currency forward contracts	114	(261)	(51)
Changes in operating assets and liabilities:
Receivables from collaborations	252	353	293
Prepaid expenses and other current assets	(2,128)	(469)	(2,481)
Prepaid and other long-term assets	(15,559)	396	(2,091)
Accounts payable	10,763	(1,773)	2,017
Accrued compensation and employee benefits	893	650	(980)
Accrued and other liabilities	(3,826)	11,908	3,375
Deferred revenue	31,374	1,169	(65,426)
Other long-term liabilities	(42)	(878)	(831)
Net cash used in operating activities	(100,706)	(63,615)	(49,225)

Investing activities
Purchases of property and equipment	(1,629)	(933)	(362)
Purchases of investments	(332,171)	(219,813)	(144,644)
Proceeds from sales of investments	2,603	8,009	36,517
Proceeds from maturities of investments	192,045	92,001	40,687
Net cash used in investing activities	(139,152)	(120,736)	(67,802)

Financing activities
Proceeds from public offering of common stock, net of underwriters discount	175,185	251,865	–
Payment of public offering costs	(564)	(5,883)	–
Proceeds from issuance of common stock, including early exercise of stock options	4,978	2,529	317
Net cash provided by financing activities	179,599	248,511	317

Net increase (decrease) in cash and cash equivalents	(60,259)	64,160	(116,710)
Cash and cash equivalents at beginning of year	117,773	53,613	170,323
Cash and cash equivalents at end of year	57,514	117,773	53,613

Supplemental disclosure of cash flow information
Income taxes paid	$–	$–	$57

Noncash investing and financing activities:
Net change in accrued compensation and employee benefits related to ESPP	$(51)	$–	$–
Net change in accounts payable related to purchase of property and equipment	$89	$165	$–

See accompanying notes

PORTOLA PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

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

Our two lead programs address the area of thrombosis, or blood clots. Our lead compound Betrixaban is a novel oral once-daily inhibitor of Factor Xa in Phase 3 development for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, in acute medically ill patients. Our second lead development candidate Andexanet alfa, formerly PRT4445, is a recombinant protein designed to reverse the anticoagulant activity in patients treated with a Factor Xa inhibitor who suffer an uncontrolled bleeding episode or undergo emergency surgery. Our third product candidate, Cerdulatinib, formerly PRT2070, is an orally available kinase inhibitor being developed for hematologic, or blood, cancers and inflammatory disorders. Our fourth program, PRT2607 and other selective Syk inhibitors is being developed in partnership with Biogen Idec Inc.

Initial Public and Other Offerings

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

In October 2014, we completed an underwritten public offering of 6,200,000 shares of our common stock at a public offering price of $26.00 per share. In addition, the underwriters exercised their over-allotment option to purchase an additional 930,000 shares from us at the public offering price of $26.00. The net proceeds from the offering to us including the over-allotment option, net of underwriting discounts and commissions of approximately $10.2 million were approximately $175.2 million. After deducting offering expenses of approximately $564,000, net proceeds to us were $174.6 million.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of Portola and its wholly owned subsidiary as of December 31, 2014. Unless otherwise specified, references to the Company are references to Portola and its consolidated subsidiary. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, fair value of assets and liabilities, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

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

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, receivables from collaborations and investments. Our investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents and investments and issuers of investments to the extent recorded on the consolidated balance sheets.

Receivables from collaborations are typically unsecured and are concentrated in the pharmaceutical industry. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical companies or specific to our collaboration agreements. To date, we have not experienced any losses related to these receivables.

Certain materials and key components that we utilize in our operations are obtained through single suppliers. Since the suppliers of key components and materials must be named in a new drug application (NDA) filed with the U.S. Food and Drug Administration (FDA) for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to supply any of our product candidates for clinical trials.

Customer Concentration

Customers that accounted for 10% or more of total revenues were as follows:

	Year Ended December 31,
	2014	2013	2012
Bristol-Myers Squibb Company and Pfizer Inc.	16%	38%	–
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	37%	37%	–
Daiichi Sankyo, Inc	45%	23%	–
Novartis, AG	–	–	97%

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2014, there have been no such losses.

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

Revenue Recognition

We generate revenue from collaboration and license agreements for the development and commercialization of our products. Collaboration and license agreements may include non-refundable or partially refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. Our performance obligations under our collaborations include the transfer of intellectual property rights (licenses), obligations to provide research and development services and related clinical drug supply, obligation to provide regulatory approval services and obligations to participate on certain development and/or commercialization committees with the collaborators. Upfront payments are recorded as deferred revenue in our consolidated balance sheet and are recognized as collaboration revenue over our estimated period of performance that is consistent with the terms of the research and development obligations contained in each collaboration agreement. We regularly review the estimated periods of performance related to our collaborations based on the progress made under each arrangement. Our estimates of our performance period may change over the course of the collaboration term. Such a change could have a material impact on the amount of revenue we record in future periods.

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

Research and Development

Research and development costs are expensed as incurred and consist of salaries and benefits, lab supplies, materials and facility costs, as well as fees paid to other nonemployees and entities that conduct certain research and development activities on our behalf. Amounts incurred in connection with collaboration and license agreements are also included in research and development expense. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods are received or services are rendered.

Clinical Trial Accruals

Clinical trial costs are a component of research and development expenses. We accrue and expense clinical trial activities performed by third parties based upon actual work completed in accordance with agreements established with clinical research organizations and clinical sites. We determine the actual costs through monitoring patient enrollment and discussions with internal personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. The Company has not experienced any material deviations between the accrued clinical trial expenses and actual clinical trial expenses.  However, actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in futures periods.

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

Income Taxes

We provide for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the consolidated financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized. The recognition, derecognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the reporting date. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the underpayment of income taxes.

Foreign Currency Transactions and Hedging

We have transactions denominated in foreign currencies, primarily the Euro, and, as a result, are exposed to changes in foreign currency exchange rates. We manage a portion of these cash flow exposures through the purchase of Euros and the use of foreign currency forward contracts. Our foreign currency forward contracts are not designated as hedges for accounting purposes. Gains or losses on foreign currency forward contracts are intended to offset gains or losses on the underlying net exposures in an effort to reduce the earnings and cash flow volatility resulting from fluctuating foreign currency exchange rates. Foreign currencies and our foreign currency forward contracts are marked to market at the end of each period and recorded as interest and other income, net in the consolidated statements of operations.

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

Recent Accounting Pronouncements

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued, issued ASU 2014-09, Revenue from Contracts with Customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded revenue recognition disclosures. This guidance will become effective for us beginning in the first quarter of 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

3. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amounts of certain of our financial instruments, including cash and cash equivalents, short-term investments, receivables from collaborations, prepaid expenses and other current assets and accounts payable, accrued compensation and employee benefits, accrued and other liabilities and deferred revenue, approximate their fair value due to their short maturities. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Our convertible preferred stock warrant liability was classified as Level 3. The fair values of the convertible preferred stock warrants were measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value included the estimated fair value of the underlying preferred stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and estimated volatility. Estimated volatility is based on the volatility of our peer group. We monitor the historical volatility of peer group companies on a quarterly basis and adjust our estimated volatility when significant changes in the peer group volatilities occur. The significant unobservable input used in the fair value measurement of the convertible preferred stock warrant liability is the fair value of the underlying preferred stock at the valuation remeasurement date. The preferred stock warrants were converted to common stock warrants upon the completion of the IPO and were no longer subject to remeasurement.

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$24,915	$–	$–	$24,915
Corporate notes and commercial paper	–	226,047	–	226,047
U.S. government agency securities	–	120,169	–	120,169
Total financial assets	$24,915	$346,216	$–	$371,131

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$57,296	$–	$–	$57,296
Corporate notes and commercial paper	–	182,472	–	182,472
U.S. government agency securities	–	75,289	–	75,289
Foreign currency forward contracts	–	372	–	372
Total financial assets	$57,296	$258,133	$–	$315,429

Level 3 liabilities include the convertible preferred stock warrant liability. The following table sets forth a summary of the changes in the estimated fair value of our convertible preferred stock warrants, which were measured at fair value on a recurring basis (in thousands):

Balance as of December 31, 2011	766
Recognized gain	(83)
Balance as of December 31, 2012	683
Recognized gain	(24)
Reclassification of warrant liability to additional paid-in capital	(659)
Balance as of December 31, 2013	$–

The estimated fair value of the convertible preferred stock warrants outstanding through May 22, 2013, the date the remeasurement was no longer applicable, and the year ended December 31, 2012 was determined using the Black-Scholes option-pricing model using the following assumptions:

	May 22,	December 31,
	2013	2012
Risk-free interest rate	0.1 - 0.9%	0.3 - 0.6%
Estimated term equal to the remaining contractual term	1.7 - 3.8 years	2.1 - 4.2 years
Volatility	79%	82%
Dividend yield	–	–

4. Financial Instruments

Cash equivalents and short-term and long-term investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	December 31, 2014				December 31, 2013
				Estimated				Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Money market funds	$24,915	$–	$–	$24,915	$57,296	$–	$–	$57,296
Corporate notes and commercial paper	226,209	8	(170)	226,047	182,426	62	(16)	182,472
U.S. government agency securities	120,246	4	(81)	120,169	75,278	23	(12)	75,289
	$371,370	$12	$(251)	$371,131	$315,000	$85	$(28)	$315,057
Classified as:
Cash equivalents				$36,341				$113,794
Short-term investments				251,759				150,892
Long-term investments				83,030				50,371
Total cash equivalents and investments				$371,131				$315,057

At December 31, 2014, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both December 31, 2014 and 2013.

5. Derivative Instruments

We are exposed to foreign currency exchange rates related to our business operations. To reduce our risks related to these exposures, we utilize certain derivative instruments, namely foreign currency forward contracts. We do not use derivatives for speculative trading purposes.

We enter into foreign currency forward contracts, none of which are designated as hedging transactions for accounting purposes, to reduce our exposure to foreign currency fluctuations of certain liabilities denominated in foreign currencies. These exposures are hedged on a quarterly basis. We held no foreign currency forward contracts at December 31, 2014.  As of December 31, 2013, we had foreign currency forward contracts with notional amounts of €7.7 million ($10.6 million based on the exchange rate as of December 31, 2013). As of December 31, 2013, we recorded a derivative asset within prepaid expenses and other current assets of $372,000 related to these foreign currency forward contracts.

For the years ended December 31, 2014 and 2013, we recorded an unrealized loss of $114,000 and an unrealized gain of $261,000 , respectively, in interest and other income, net on our consolidated statement of operations related to these foreign currency forward contracts. During the year ended December 31, 2014, we settled foreign currency forward contracts and recognized a realized loss of $258,000 in interest and other income (expense), net. During the year ended December 31, 2013, we settled foreign currency forward contracts and recognized a realized gain of $60,000 in interest and other income (expense), net.

Our derivative financial instruments present certain market and counterparty risks. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and, as a result, varies over time.

6. Balance Sheet Components

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2014	2013
Computer equipment	$734	$618
Capitalized software	674	463
Equipment	4,852	3,690
Leasehold improvements	4,217	3,988
	10,477	8,759
Less accumulated depreciation and amortization	(7,701)	(6,159)
Property and equipment, net	$2,776	$2,600

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Research and development related	$12,545	$16,110
Legal and accounting fees	354	462
Deferred rent	127	879
Other	940	345
Total accrued liabilities	$13,966	$17,796

7. Collaboration and License Agreements

Summary of Collaboration and License Revenue

We have recognized revenue from our collaboration and license agreements as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Novartis:
Recognition of upfront license fee	$–	$–	$53,846
Reimbursement of research and development expense	–	–	16,238
Novartis total	–	–	70,084
BMS and Pfizer:
Recognition of research and development services	1,497	4,042	1,958
BMS and Pfizer total	1,497	4,042	1,958
Bayer and Janssen:
Recognition of research and development services	3,598	3,876	–
Bayer and Janssen total	3,598	3,876	–
Lee’s:
Recognition of research and development services	243	194	–
Lee’s total	243	194	–
Daiichi Sankyo:
Recognition of research and development services	4,287	2,419	–
Daiichi Sankyo total	4,287	2,419	–
Total collaboration and license revenue	$9,625	$10,531	$72,042

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

We identified the following performance obligations under the license agreement with Novartis: 1) the transfer of intellectual property rights (license), 2) the obligation to provide certain limited research and development services early during the term of the license agreement and 3) the obligation to participate on the Committees. We accounted for these deliverables as a single unit of accounting, as there was no objective and reliable evidence of the fair value of our undelivered performance obligation with respect to participation on the Committees. The amounts we received from Novartis for the upfront license fee and collaborative research efforts were recognized as collaboration revenue on a straight-line basis from the effective date of payment over the expected performance period.

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

The arrangement consideration allocated to the license was recognized as collaboration and license revenue upon delivery in 2011. The amount allocated to the research and development services, materials and committee participation unit of accounting was being recognized over our estimated non-cancellable performance period of two years as a reduction to research and development expense. Under the terms of the agreement, we and Biogen Idec jointly shared development responsibilities prior to the conversion of this agreement into a fully out-licensed agreement, as if the two parties to the agreement incurred those costs directly.

Based upon the relative estimated selling prices for the two units of accounting for the year ended December 31, 2011, we recognized collaboration revenue of $37.1 million and recorded a reduction in research and development expense for amounts owed by Biogen Idec to us under the cost-sharing terms of the agreement totaling $734,000.

In November 2012, we elected to exercise our option under our agreement with Biogen Idec to convert the agreement to a fully out-licensed agreement. After such election, we relinquished our right to share profits from sales of products related to PRT2607 and other selective Syk inhibitors, but are entitled to receive royalties from sales of these products by Biogen Idec. We no longer have the responsibility to fund the program under the agreement. The out-licensed agreement now provides for future payments to us of up to approximately $370.0 million based on the occurrence of certain development and regulatory events. Biogen Idec has elected to assume all future development work for Syk inhibitors, including the major indications, such as allergic asthma. This agreement will continue in force until either party terminates the agreement pursuant to the agreement or until the expiration of Biogen Idec’s royalty obligations pursuant to the agreement. Biogen Idec may terminate the agreement without cause upon 120 days’ notice. In such event, we would regain all development rights and Biogen Idec would have no further payment obligations pursuant to the agreement. As of December 31, 2014, no such termination event has occurred.

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

During the years ended December 31, 2014, 2013 and 2012, we recorded a reduction in research and development expense of $210,000,  $804,000 and $6.5 million, respectively, owed by Biogen Idec to us under the cost-sharing terms of the agreement.

As of December 31, 2014, no milestone in the agreement had been achieved and no royalties had been triggered under this agreement.

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

In January 2014, we entered into a collaboration agreement with BMS and Pfizer to further study Andexanet alfa as a reversal agent for their jointly owned FDA approved oral Factor Xa inhibitor, apixaban, through Phase 3 studies. We initiated Phase 3 studies in the first half of 2014. We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with BMS and Pfizer we are obligated to provide research, development and regulatory approval services and participate in the Joint Collaboration Committee (“JCC”) in exchange for a partially refundable upfront fee of $13.0 million and up to $12.0 million of contingent milestone payments due upon achievement of certain development and regulatory events. All consideration received and to be earned under this agreement is subject to a 50% refund contingent upon certain regulatory and/or clinical events.

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

The contingent milestone payments under the January 2014 agreement are not considered substantive because a portion may be refunded upon certain events. The non-contingent portion of any milestone payments will be recognized as collaboration revenue on a straight-line basis from their receipt date thru the estimated remaining period of performance.  The contingent portion of the milestone payments will be recognized upon receipt if and when the refundable nature of these amounts lapses based upon the achievement of specified regulatory and/or clinical events. None of these milestones had been earned or received at December 31, 2014.

During the year ended December 31, 2014 we recognized $1.5 million in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of December 31, 2014 was $11.5 million.

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

We identified the following deliverables under the agreement with Lee’s: 1) the granting of an exclusive option to negotiate for the exclusive commercial rights to Betrixaban in China, 2) the obligation to manufacture and supply product in support of the APEX study in China, 3) the obligation to participate in a joint working group, and 4) the delivery of the primary data analysis report from the APEX study. We considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the agreement. We determined that none of the deliverables have standalone value and therefore are accounted for as a single unit of accounting with the upfront fee recognized as revenue on a straight-line basis over the estimated period of performance through the first quarter of 2016. Any reimbursements we may receive from Lee’s for the costs we incur in connection with this agreement have not been material.

For the year ended December 31, 2014 and 2013, we recognized $243,000 and $194,000 of collaboration revenue under this agreement, respectively. The deferred revenue balance as of December 31, 2014 was $263,000.

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

We identified the following performance deliverables under the agreement: 1) the obligation to provide research and development services, which includes supplying Andexanet alfa and providing a final written report, and 2) the obligation to participate on the JCC. We considered the provisions of the multiple-element arrangement guidance in determining how to recognize the revenue associated with these two deliverables. We have accounted for the research and development services and our participation on the JCC as a single unit of accounting as neither deliverable has standalone value and both obligations will be delivered throughout the estimated period of performance. We originally estimated the period of performance to be through the fourth quarter of 2013. During 2013, we added more cohorts than originally planned as part of the original study design at the inception of our agreement and therefore adjusted our period of performance to be through the fourth quarter of 2014. The total upfront consideration under this agreement was recognized as revenue on a straight-line basis over the performance period through the fourth quarter of 2014.

For the year ended December 31 2014 and 2013, we recognized $1.1 million and $3.9 million in collaboration revenue, respectively. There was no deferred revenue balance under this agreement as of December 31, 2014.

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

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of December 31, 2014, no amounts had been recognized as collaboration revenue for any of these milestones. The continent payment of $3.0 million not considered to be a substantive milestone was received in the third quarter of 2014 and is being recognized as collaboration revenue on a straight-line basis over the estimated remaining performance period through the first quarter of 2018.

During the year ended December 31, 2014 we recognized $2.5 million in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of December 31, 2014 was $10.5 million.

Aciex Therapeutics, Inc. (“Aciex”)

In February 2013, we entered into a license and collaboration agreement with Aciex pursuant to which we granted Aciex an exclusive license to co-develop and co-commercialize Cerdulatinib (PRT2070) and certain related compounds for nonsystemic indications, such as the treatment and prevention of ophthalmological diseases by topical administration and allergic rhinitis by intranasal administration. In April 2014, this agreement was amended to release all rights for Cerdulatinib to Portola. The collaboration is now focused on development of other related compounds for topical ophthalmic indications. There were no accounting consequences associated with the amendment. Under the terms of this risk and cost sharing agreement, Portola and Aciex will each incur and report their own internal research and development costs. Further, third-party related development costs will be shared by Aciex and us 60% and 40%, respectively, until the end of the Phase 2 clinical study, and then equally afterwards. Also, we are entitled to receive either one-half of the profits, if any, generated by future sales of the products developed under the agreement, or royalty payments. Aciex has the primary responsibility for conducting the research and development activities under this agreement. We are obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. We can opt out of our obligation to share in the development costs at various points in time, the timing of which impacts future royalties we may receive based on product sales made by Aciex. All net costs we incur in connection with this agreement will be recognized as research and development expenses. During 2014 and 2013, no such costs have been incurred related to this agreement.

In July 2014, Aciex was acquired by Nicox S.A. and the acquisition closed in October 2014. As of December 31, 2014, there has been no change to our agreement with Aciex.

Daiichi Sankyo, Inc. (“Daiichi Sankyo”)

In June 2013, we entered into an agreement with Daiichi Sankyo to include subjects dosed with edoxaban, their Factor Xa inhibitor product, in one of our Phase 2 proof-of-concept studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Under the terms of the agreement, Daiichi Sankyo will provide us with an upfront fee of $6.0 million, $3.0 million of which was subject to refund should Daiichi Sankyo decide to terminate the agreement. We are obligated to participate on a JCC with Daiichi Sankyo to oversee the collaboration activities under the agreement.

We identified the following performance deliverables under the agreement: 1) the obligation to provide research and development services, which includes supplying Andexanet alfa and providing a final written report, and 2) the obligation to participate on the JCC.

We considered the provisions of the multiple-element arrangement guidance in determining how to recognize the revenue associated with these two deliverables. We have accounted for the research and development services and our participation on the JCC as a single unit of accounting as neither deliverable has standalone value and both obligations will be delivered throughout the estimated period of performance. We originally estimated the non-contingent consideration under this agreement of $3.0 million would be recorded as revenue on a straight-line basis over the estimated non-contingent performance period through the second quarter of 2014. In December 2013, the JCC agreed to forego certain preclinical studies that were planned in the original study design at the inception of the agreement. As a result of this change, we updated our non-contingent performance period to be through the first quarter of 2014. The recognition of contingent consideration under this agreement of $3.0 million commenced upon resolution of the contingency in the first quarter of 2014 and was originally being recognized over the estimated performance period through the first quarter of 2015. During the fourth quarter of 2014 we decided to include edoxaban data in our initial BLA filing and thus updated the performance period associated with the contingent payment to be through the fourth quarter of 2015.

For the year ended December 31, 2014, we recognized $2.5 million in collaboration revenue associated with the contingent and the non-contingent element of the arrangement. For the year ended December 31, 2013, we recognized $2.4 million in collaboration revenue associated with the non-contingent element of the arrangement. The deferred revenue balance under this agreement as of December 31, 2014 was $1 million.

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

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of December 31, 2014, no amounts had been recognized as collaboration revenue for any of these milestones. Amounts for the continent payment not considered to be a substantive milestone will be deferred when received and recognized as collaboration revenue on a straight-line basis over the remaining estimated performance period.

During the year ended December 31, 2014 we recognized $1.8 million in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of December 31, 2014 was $13.2 million.

8. Commercial Supply Agreement

In July 2014, we entered into an agreement with CMC ICOS Biologics, Inc. (“CMC Biologics”), a subsidiary of CMC Biologics S.à.r.l., a privately-held contract manufacturing organization, pursuant to which CMC Biologics will manufacture clinical and commercial supply of Andexanet alfa.

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

Total fixed commitments under the agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments per the terms of the agreement, are approximately $293.9 million. Payments made under the agreement as of December 2014 amount to $2.6 million.

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

In addition, we may terminate the agreement unilaterally if we discontinue the development and commercialization of Andexanet alfa for regulatory, safety, efficacy or other commercial reasons, or if the projected market demand or gross margin of Andexanet alfa is below a minimum threshold. The termination provisions will obligate us to pay CMC Biologics a termination fee between $16.0 million and $30.0 million, depending on the date of termination. The termination fee is highest from 2015 through 2017, and then decreases through 2021. Any remaining upfront payments or reservation payments we have made, not yet credited against the purchase of batches, at the time of termination will be applied against the termination fee.

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

As of December 31, 2014, we have not provided financial, or other, support to CMC Biologics that was not previously contractually required. The upfront fees of $14.6 million recorded in prepaid expenses and other long-term assets and the batch initiation payments of $2.6 million recorded in prepaid expenses and other current assets in the consolidated balance sheets represents our maximum exposure to loss under this agreement at December 31, 2014. The upfront payment will be charged to research and development expense, or cost of sales, upon regulatory approval of Andexanet alfa, as batches are delivered over the term of the agreement. We are currently not able to quantify the exposure to losses associated with the fixed pricing terms of this agreement.

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

10. Restructuring Charge

In November 2012, as part of our strategy to better align our capital resources with our clinical development plan, we reduced our workforce by 23 employees, 16 of whom were immediately terminated, five of whom were terminated on January 31, 2013, and two of whom were terminated on April 30, 2013. The final restructuring charge of $698,000 includes severance and related costs associated with the termination of the employees. For the year ended December 31, 2013, we recorded a net restructuring charge of $79,000, of which $66,000 is included within research and development expense and $13,000 is included within general and administrative expense on our consolidated statements of operations. During the year ended December 31, 2013, we paid $223,000 of severance costs. There were no remaining amounts accrued for the restructuring liability at December 31, 2013.

11. Commitments and Contingencies

We conduct product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. We have contractual arrangements with these organizations; however, these contracts are cancelable on 30 days’ notice and our obligations under these contracts are largely based on services performed with the exception of our contract manufacturers. Non-cancelable purchase commitments with contract manufacturing organizations exclusive of the commercial supply agreement disclosed in footnote 8 amount to $25.3 million and $2.6 million in services to be performed in 2015 and 2016, respectively.

Facility Leases

We lease our corporate, laboratory and other facilities under an operating lease, which was extended in May 2010 through March 31, 2015. The 2010 lease amendment provided for tenant improvement allowances of $3.2 million, which are amortized as a reduction to rent expense on a straight-line basis over the lease term. In March 2014, we signed an amendment to the 2010 lease agreement for additional space and to extend the lease term through March 2020. The 2014 lease amendment provided for a tenant improvement allowance of $1.8 million, which is being amortized as a reduction to rent expense on a straight-line basis over the lease term and an early termination right effective March 2018 with nine months advance notice. The facility lease agreement, as amended, contains scheduled rent increases over the lease term. Under the 2014 lease amendment, we have an option to extend the lease for an additional three-year term. The related rent expense for this lease is calculated on a straight-line basis, with the difference recorded as deferred rent.

At December 31, 2014, our future minimum commitments under our non-cancelable operating leases were as follows (in thousands):

Year ending December 31:
2015	$1,769
2016	2,070
2017	2,134
2018	2,200
2019	2,267
Thereafter	571
Total	$11,011

Rent expense was $1.2 million, $803,000 and $800,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

12. Stock Based Compensation

Equity Incentive Plan

In January 2013, our Board of Directors adopted our 2013 Equity Incentive Plan, or the 2013 Plan, which became effective upon of the closing of our IPO in May 2013. The 2013 Plan has 935,213 shares of common stock available for future issuance as of December 31, 2014, subject to automatic annual increases beginning on January 1, 2014 through January 1, 2023. Further, all remaining shares available under the 2003 Equity Incentive Plan, or the 2003 Plan, were transferred to the 2013 Plan upon adoption. The 2013 Plan provides for the granting of incentive stock options, nonstatutory stock options, stock bonuses and rights to acquire restricted stock to employees, officers, directors and consultants. Incentive stock options may be granted with exercise prices of not less than 100% of the estimated fair value of our common stock and nonstatutory stock options may be granted with an exercise price of not less than 85% of the estimated fair value of the common stock on the date of grant. Stock options granted to a stockholder owning more than 10% of our voting stock must have an exercise price of not less than 110% of the estimated fair value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four years.

As of December 31, 2014, 6,949,108 shares of common stock were reserved under the 2013 Plan for the issuance of options and restricted stock.

A summary of Portola’s stock option activity follows:

		Shares
		Subject to	Weighted-
	Shares Available	Outstanding	Average Exercise
	for Grant	Options	Price Per Share
Balance at December 31, 2013	81,948	3,708,773	$9.43
Options authorized	2,045,785	–	–
Options granted	(1,358,013)	1,358,013	25.96
Options exercised	–	(652,125)	6.68
Options canceled	165,493	(165,493)	18.86
Balance at December 31, 2014	935,213	4,249,168	$14.77

Additional information related to the status of options at December 31, 2014, is as follows (aggregate intrinsic value in thousands):

		Weighted-
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Shares	Per Share	Life	Intrinsic Value
Outstanding	4,249,168	$14.77	6.6	$57,709
Vested and expected to vest	4,106,671	$14.47	6.6	$57,009
Vested	2,503,676	$9.67	5.2	$46,722

The aggregate intrinsic values of options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of our common stock as of December 31, 2014. The aggregate intrinsic value of options exercised was $12.5 million, $6.3 million and $451,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The total estimated grant date fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $9.0 million, $3.8 million and $3.0 million, respectively.

Additional information regarding our stock options outstanding and vested and exercisable as of December 31, 2014 is summarized below:

	Options Outstanding			Options Vested
		Weighted
		Average	Weighted	Number	Weighted
	Number of	Remaining	Average	of	Average
	Options	Contractual	Exercise Price	Options	Exercise Price
Exercise Prices	Outstanding	Life (Years)	per Share	Vested	Per Share
$1.00 - $5.10	945,481	2.8	$4.21	945,481	$4.21
$5.30 - $9.00	1,068,191	6.0	8.07	927,581	8.21
$9.50 - $23.85	976,963	8.2	17.61	406,830	16.81
$24.39 - $26.67	861,050	8.6	25.13	178,702	25.04
$26.75 - $29.19	397,483	9.5	28.42	45,082	29.02
	4,249,168	6.6	$14.77	2,503,676	$9.67

Stock-based compensation expense, net of estimated forfeitures, is reflected in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$4,551	$2,295	$1,452
General and administrative	4,782	2,679	1,357
Total stock-based compensation	$9,333	$4,974	$2,809

As of December 31, 2014, total unamortized employee and nonemployee stock-based compensation was $21.8 million, which is expected to be recognized over the remaining estimated vesting period of 2.8 years. The weighted-average grant date fair value of employee options granted during the years ended December 31, 2014, 2013 and 2012 was $15.73, $12.46 and $5.90 per share, respectively.

Valuation Assumptions

The employee stock-based compensation expense was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The risk-free rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms of the awards. The expected term of employee options granted is determined using the simplified method (based on the midpoint between the vesting date and the end of the contractual term). As sufficient trading history does not yet exist for our common stock, therefore our estimate of expected volatility is based on the volatility of other companies with similar products under development, market, size and other factors. To date, we have not declared or paid any cash dividends and do not have any plans to do so in the future. Therefore, we used an expected dividend yield of zero.

The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.81% - 1.89%	1.43%	1.10%
Expected life	6.0 years	6.0 years	6.0 years
Expected volatility	69% - 80%	79%	72%
Dividend yield	–	–	–

Options Granted to Nonemployees

We have granted options to purchase shares of common stock to consultants in exchange for services performed. We granted options to purchase 33,888, 32,943  and 6,380 shares with average exercise prices of $25.41, $19.88 and $7.00 per share, respectively, during the years ended December 31, 2014 2013 and 2012, respectively. These options vest upon grant or various terms up to four years. We recognized non-employees stock compensation expense of $769,000, $775,000 and $144,000  during the years ended December 31, 2014, 2013 and 2012, respectively. The fair value of non-employees’ options was measured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported years, other than the expected life assumption, which is assumed to be the remaining contractual life of the option.

Employee Stock Purchase Plan

The Board of Directors adopted the 2013 Employee Stock Purchase Plan, effective upon the completion of Portola’s initial public offering of its common stock. Portola reserved a total of 1,000,000 shares of common stock for issuance under the plan. Eligible employees may purchase common stock at 85 percent of the lesser of the fair market value of Portola’s common stock on the first or last day of the offering period. The reserve for shares available under the plan automatically increases on January 1st each year, beginning in 2014, by an amount equal to 2 percent of the total number of outstanding shares of our common stock on December 31st of the preceding fiscal year.

The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of ESPP purchase rights granted to employees:

	Year Ended December 31,
	2014	2013
Risk-free interest rate	0.08%	0.10%
Expected life	0.5 years	0.4 years
Expected volatility	73%	62%
Dividend yield	–	–

13. Net (Loss) Income per Share Attributable to Common Stockholders

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2014	2013	2012
Convertible preferred stock	–	–	24,026,797
Stock options to purchase common stock	4,249,168	3,708,773	1,653,298
Convertible preferred stock warrants	–	–	81,075
Common stock warrants	6,240	82,575	1,500

The following table sets forth the computation of our basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2104	2013	2012
Net (loss) income	$(137,125)	$(83,352)	$11,366
Noncumulative dividends on convertible preferred stock	–	–	(11,366)
Net loss attributable to common stockholders, basic	(137,125)	(83,352)	–
Adjustment to undistributed earnings allocated to participating securities	–	–	–
Net loss attributable to common stockholders, diluted	$(137,125)	$(83,352)	$–

Shares used in computing net loss per share attributable to common stockholders, basic	42,977,463	22,842,443	1,350,939
Dilutive effect of common stock options	–	–	697,928
Shares used in computing net loss per share attributable to common stockholders, diluted	42,977,463	22,842,443	2,048,867

Net loss per share attributable to common stockholders:
Basic	$(3.19)	$(3.65)	$–
Diluted	$(3.19)	$(3.65)	$–

14. Employee Benefit Plan

We sponsor a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. We match employee contributions up to a maximum of $2,000, $500 and $500 per employee for the years ended December 31, 2014, 2013 and 2012, respectively. During the years ended December 31, 2014, 2013 and 2012, we recognized total expense of $153,000, $59,000 and $31,000, respectively.

15. Income Taxes

We did not record a tax provision for the years ended December 31, 2014, 2013 and 2012. The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	11.2	0.4	22.8
Federal and state research credits	2.7	3.4	0.8
Stock based compensation	(1.6)	(0.2)	0.4
Other	(0.1)	(0.5)	(0.1)
Change in valuation allowance	(46.2)	(37.1)	(57.9)
	0.0%	0.0%	0.0%

In 2012, we did not record an income tax provision on pre-tax income because we incurred a current taxable loss for federal income tax purposes and had available tax credits to offset all state income tax. Tax credits were used in lieu of net operating losses because in 2012 state law suspended their use. Our valuation allowance at December 31, 2014 and 2013 appropriately considers the balances of both net operating losses and deferred revenue.

Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Federal and state net operating loss carryforwards	$146,725	$102,478
Federal and state research tax credit carryforwards	15,337	10,750
Deferred revenue	12,523	1,755
Stock options	3,776	2,895
Capitalized acquisition costs	1,322	1,295
Other	3,589	654
Total deferred tax assets	183,272	119,827
Valuation allowance	(183,272)	(119,827)
Net deferred tax assets	$–	$–

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence, including the fact that we have incurred significant losses in almost every year since our inception, management believes it is more likely than not that our deferred tax assets are not recognizable. Accordingly, deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $63.5 million for the year ended December 31, 2014. The valuation allowance increased by $30.7 million for the year ended December 31, 2013.

As of December 31, 2014, we had net operating loss carryforwards for federal income tax purposes of approximately $364.4 million and federal research tax credits of approximately $15.2 million, which expire at various dates in the period from 2024 to 2034. We also have California net operating loss carry forwards of approximately $449.6 million which expire at various dates in the period from 2018 to 2034 and California research tax credits of $3.8 million. Utilization of the net operating loss carryforwards and credits will be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Uncertain Tax Positions

We have not been audited by the Internal Revenue Service or any state tax authority. We are subject to taxation in the United States. Because of the net operating loss and research credit carryforwards, substantially all of our tax years, from 2003 through 2013, remain open to U.S. federal and California state tax examinations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefits, beginning of period	$2,048	$1,435	$1,344
Gross increases - current period tax positions	858	619	91
Gross decreases - tax position in prior period	–	(6)	–
Unrecognized tax benefits, end of period	$2,906	$2,048	$1,435

The amount of unrecognized income tax benefits that, if recognized, would affect our effective tax rate was $365,000 as of December 31, 2014 and 2013. If the $2.9 million and $2.0 million of unrecognized income tax benefits as of December 31, 2014 and 2013, respectively, is recognized, there would be no impact to the effective tax rate as any change will fully offset the valuation allowance. We believe that it is reasonably possible that a decrease of $365,000 in unrecognized tax benefits related to state exposures is necessary within the coming year as a result of a lapse of the state statute of limitations.

16. Related Party Transactions

Our former President and Chief Executive Officer, who is currently a member of our board of directors, is also a co-founder and member of the board of directors of Global Blood Therapeutics, Inc. (“Global Blood”), and a member of the board of directors of MyoKardia, Inc. (“MyoKardia”). In November 2012, we entered into Master Services Agreements with Global Blood and MyoKardia under which we provide certain consulting, preclinical, laboratory and clinical research related services to each of these companies. For the years ended December 31, 2014, 2013 and 2012, we recorded a reduction in research and development expense of $594,000, $816,000 and $57,000, respectively, related to owed to us by Global Blood and Myokardia under the Master Services Agreements.

As of December 31, 2014 and 2013, receivables from these related parties in the amount of $40,000 and $394,000 , respectively, are included in prepaid expenses and other current assets on the consolidated balance sheet.

17. Subsequent Events

In January 2015, the Compensation Committee of the Board approved for Portola’s named executive officers performance stock unit (PSU) awards. Each PSU represents a contingent right to receive one share of the Company’s Common Stock. At any time over the four years following the date of grant, half of the shares subject to each PSU will be earned when the average closing price of Portola’s stock on the NASDAQ Global Select Market is above $50.00 per share for 45 consecutive trading days, and an additional half of the shares will be earned when the average closing price of Portola’s stock is above $60 per share for 45 consecutive trading days during such four year period.  Any shares earned will then vest on the one year anniversary of the date such shares were earned, subject to continuous service as of each such date.

18. Quarterly Financial Data

The following table presents certain unaudited quarterly financial information. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	2014				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Collaboration and license revenue	$2,372	$2,415	$2,427	$2,411	$3,108	$2,601	$2,766	$2,056
Operating expenses	$(33,396)	$(33,920)	$(38,204)	$(41,671)	$(20,761)	$(24,541)	$(21,995)	$(27,412)
Net loss	$(30,726)	$(31,350)	$(35,793)	$(39,256)	$(18,142)	$(21,598)	$(18,550)	$(25,062)
Net loss per share:
Basic and diluted	$(0.75)	$(0.76)	$(0.86)	$(0.82)	$(12.94)	$(1.47)	$(0.53)	$(0.63)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014 as stated in their report which is included herein.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.  OTHER INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Portola Pharmaceuticals, Inc.

We have audited Portola Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Portola Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Portola Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Portola Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014 of Portola Pharmaceuticals, Inc. and our report dated March 2, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 2, 2015

PART III

Certain information required by Part III is omitted from this annual report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2013.

ITEM  10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Corporate Governance” in our Proxy Statement. Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Company” in our Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Party Transactions” and “Election of Directors”, respectively, in our Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 2nd day of March 2015.

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

Signature	Title	Date
/ S / WILLIAM LIS William Lis	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015
/ S / MARDI C. DIER Mardi C. Dier	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015
/ S / HOLLINGS C. RENTON Hollings C. Renton	Chairman of the Board of Directors	March 2, 2015
/ S / CHARLES J. HOMCY, M.D. Charles J. Homcy, M.D.	Director	March 2, 2015
/ S / JEFFREY W. BIRD, M.D., PH.D. Jeffrey W. Bird, M.D., Ph.D.	Director	March 2, 2015
/ S / LAURA BREGE Laura Brege	Director	March 2, 2015
/ S / JOHN H. JOHNSON John H. Johnson	Director	March 2, 2015
/ S / H. WARD WOLFF H. Ward Wolff	Director	March 2, 2015

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.2	Warrant to Purchase Shares of Series A Preferred Stock by and between the registrant and General Electric Capital Corporation, dated January 21, 2005.	10-Q	001-35935	4.4	11/06/13

4.3	Warrant to Purchase Shares of Series B Preferred Stock by and between the registrant and Hercules Technology Growth Capital, Inc., dated September 29, 2006.	10-Q	001-35935	4.5	11/06/13

4.4	Warrant to Purchase Shares of Series B Preferred Stock by and between the registrant and Comerica Incorporated, dated September 26, 2006.	10-Q	001-35935	4.6	11/06/13

4.5	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006.	10-Q	001-35935	4.7	11/06/13

4.6	Warrant to Purchase Shares of Common Stock by and between the registrant and HCP Life Science Assets TRS, LLC, dated December 15, 2006.	10-Q	001-35935	4.8	11/06/13

4.7	Warrant to Purchase Shares of Common Stock by and between the registrant and Bristow Investments, L.P., dated December 15, 2006.	10-Q	001-35935	4.9	11/06/13

10.1	Form of Indemnity Agreement between the Registrant and its directors and officers.	S-1	333-187901	10.1	4/12/2013

10.2+	Portola Pharmaceuticals, Inc. 2003 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-187901	10.2	4/12/2013

10.3+	Portola Pharmaceuticals, Inc. 2013 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.	S-1	333-187901	10.3	4/12/2013

10.4+	Form of Executive Severance Benefits Agreement (amends and restates Form of 2006 Executive Change in Control Severance Benefits Agreement)	10-Q	001-35935	10.4	8/06/2014

10.5+	Amended Non-Employee Director Compensation Policy.	10-Q	001-35935	10.5	5/13/2014

10.6	Third Amended and Restated Investor Rights Agreement, dated as of November 11, 2011, by and among the registrant and certain of its stockholders.	S-1	333-187901	10.6	4/12/2013

10.7†	License and Collaboration Agreement by and between the registrant and Biogen Idec MA Inc., dated as of October 26, 2011.	S-1	333-187901	10.7	5/7/2013

10.8†	License Agreement by and between the registrant and Millennium Pharmaceuticals, Inc., dated as of August 4, 2004.	S-1	333-187901	10.8	4/12/2013

10.9†	Asset Purchase Agreement by and between the registrant and Millennium Pharmaceuticals, Inc., dated as of November 7, 2003.	S-1	333-187901	10.9	4/12/2013

10.10†	Letter by and between the registrant and Millennium Pharmaceuticals, Inc., dated as of December 6, 2005.	S-1	333-187901	10.10	4/12/2013

10.11†	Second Amended and Restated License Agreement by and between the registrant and Astellas Pharma, Inc., dated as of December 20, 2010.	S-1	333-187901	10.11	4/12/2013

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.12†	Clinical Collaboration Agreement by and among the registrant, Bristol-Myers Squibb Company and Pfizer Inc., dated as of October 16, 2012.	S-1	333-187901	10.12	4/12/2013

10.13	Lease by and between the registrant and Britannia Pointe Grand Limited Partnership, dated as of December 15, 2006.	S-1	333-187901	10.13	4/12/2013

10.14	First Amendment to Lease by and between the registrant and Britannia Pointe Grand Limited Partnership, dated as of May 21, 2010.	S-1	333-187901	10.14	4/12/2013

10.15	Offer Letter by and between the Registrant and William Lis, dated as of April 29, 2008.	S-1	333-187901	10.15	4/12/2013

10.16	Offer Letter by and between the Registrant and John T. Curnutte, M.D., Ph.D., dated as of January 6, 2011.	S-1	333-187901	10.16	4/12/2013

10.17	Offer Letter by and between the Registrant and Mardi C. Dier, dated as of July 28, 2006.	S-1	333-187901	10.17	4/12/2013

10.19	Portola Pharmaceuticals, Inc. 2013 Employee Stock Purchase Plan.	S-1	333-187901	10.19	4/12/2013

10.20	Master Contract Services Agreement for Preclinical and Clinical Services by and between the Registrant and PPD Development, LP, dated as of January 2, 2012, as amended by Amendment No.1 between the registrant and PPD Development, LLC (formerly PPD Development, LP).	S-1	333-187901	10.20	4/12/2013

10.22	Second Amendment to Lease made and entered into as of the 14th day of March 2014, by and between Portola Pharmaceuticals, Inc. and Britannia Pointe Grand Limited Partnership.	8-K	001-35935	10.22	3/19/2014

10.23†	First Amendment of the License and Collaboration Agreement made and effective as of April 7, 2014 by and between Biogen Idec MA Inc. and Portola Pharmaceuticals, Inc.	10-Q	001-35935	10.23	5/13/2014

10.24†	Commercial Supply (Manufacturing Services) Agreement between CMC ICOS Biologics, Inc. and Portola Pharmaceuticals, Inc. effective as of July 1, 2014.	10-Q	001-35935	10.24	11/10/2014

10.25+*	Form of Restricted Stock Unit Award Grant Notice and Award Agreement—2013 Equity Incentive Plan.

10.26+*	Form of Performance Stock Unit Award Grant Notice and Award Agreement—2013 Equity Incentive Plan.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101.INS	XBRL Instance Document. (2)

101.SCH	XBRL Taxonomy Extension Schema Document. (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)
†	Confidential Treatment Granted

+	Management contract or compensatory plan
*	Filed herewith
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