Form 10-Q
period 2015-03-31
PORTOLA PHARMACEUTICALS INC
filed 2015-05-07
CIK 1269021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 52,037,514.

PORTOLA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

ITEM 1.	FINANCIAL STATEMENTS

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$132,846	$57,514
Short-term investments	258,567	251,759
Receivables from collaborators	12	57
Prepaid expenses and other current assets	12,025	5,747
Total current assets	403,450	315,077
Property and equipment, net	3,211	2,776
Long-term investments	64,960	83,030
Prepaid and other long-term assets	14,678	15,612
Total assets	$486,299	$416,495

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,019	$14,084
Accrued compensation and employee benefits	1,678	3,512
Accrued and other liabilities	24,761	13,966
Deferred revenue, current portion	9,335	9,569
Total current liabilities	40,793	41,131
Deferred revenue, long-term	24,892	27,016
Other long-term liabilities	1,639	546
Total liabilities	67,324	68,693

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at March 31, 2015 and December 31, 2014; no shares issued and outstanding at March 31, 2015 and December 31, 2014	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized at March 31, 2015 and December 31, 2014; 52,037,514 and 48,766,806 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	52	49
Additional paid-in capital	888,703	770,789
Accumulated deficit	(469,710)	(422,797)
Accumulated other comprehensive loss	(70)	(239)
Total stockholders’ equity	418,975	347,802
Total liabilities and stockholders’ equity	$486,299	$416,495

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Collaboration and license revenue	$2,359	$2,372
Operating expenses:
Research and development	39,858	28,155
Selling, general and administrative	9,005	5,241
Total operating expenses	48,863	33,396
Loss from operations	(46,504)	(31,024)
Interest and other (expense) income, net	(409)	298
Net loss	$(46,913)	$(30,726)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.95)	$(0.75)
Shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	49,527,850	41,001,623

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(46,913)	$(30,726)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	169	(28)
Total comprehensive loss	$(46,744)	$(30,754)

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(46,913)	$(30,726)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	389	358
Amortization of premium on investment securities	932	944
Stock-based compensation expense	5,172	2,302
Unrealized (gain) on foreign currency forward contracts	-	(17)
Changes in operating assets and liabilities:
Receivables from collaborators	45	145
Prepaid expenses and other current assets	(6,278)	(1,418)
Prepaid and other long-term assets	934	19
Accounts payable	(8,827)	4,115
Accrued compensation and employee benefits	(1,754)	(882)
Accrued and other liabilities	10,420	(2,806)
Deferred revenue	(2,358)	14,128
Other long-term liabilities	1,093	601
Net cash used in operating activities	(47,145)	(13,237)

Investing activities
Purchases of property and equipment	(1,063)	(395)
Purchases of investments	(90,940)	(76,555)
Proceeds from sales of investments	-	3,000
Proceeds from maturities of investments	101,439	31,145
Net cash provided by (used in) investing activities	9,436	(42,805)

Financing activities
Proceeds from public offering of common stock, net	108,772	-
Proceeds from issuance of common stock pursuant to equity award plans	4,269	1,270
Net cash provided by financing activities	113,041	1,270

Net increase (decrease) in cash and cash equivalents	75,332	(54,772)
Cash and cash equivalents at beginning of period	57,514	117,773
Cash and cash equivalents at end of period	$132,846	$63,001

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

Our Phase 3 programs address significant unmet medical needs in the area of thrombosis, or blood clots. Betrixaban is a novel oral once-daily inhibitor of Factor Xa in a Phase 3 clinical trial for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, in acute medically ill patients for 35 days of in-hospital and post-discharge use. Our second Phase 3 compound, Andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a Factor Xa inhibitor. Andexanet alfa has potential indications to reverse anticoagulant activity in patients taking a direct or indirect Factor Xa inhibitor who suffer a major bleeding episode or require emergency surgery. Our third product candidate Cerdulatinib, is an orally available kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and janus kinases, or JAK, enzymes that regulate important signaling pathways and is being developed for hematologic, or blood, cancers and inflammatory disorders. We are currently in a Phase 1/2a proof-of-concept study with Cerdulatinib in non-Hodgkin’s lymphoma and chronic lymphocytic leukemia.  In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues.  Based on interim Phase 1 data, we are advancing Cerdulatinib to the Phase 2a portion of the study which includes expansion cohorts in select hematologic cancers. We also have a program of highly selective Syk inhibitors partnered with Biogen Idec, Inc. or Biogen Idec.

In March 2015, we completed an underwritten public offering of 2,870,000 shares of our common stock, which included 374,348 shares of common stock issued pursuant to the over-allotment option granted to our underwriters, at a public offering price of $40.00 per share. The net proceeds from the offering to us including the over-allotment option, net of underwriting discounts, commissions and offering expenses of approximately $0.4 million, were approximately $108.4 million.

2. Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of the Company and our wholly-owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The condensed consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed March 2, 2015 with the SEC.

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

Customer Concentration

Customers who accounted for 10% or more of total revenues were as follows:

	Three Months Ended March 31,
	2015	2014
Bristol-Myers Squibb Company and Pfizer Inc.	16%	19%
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	34%	38%
Daiichi Sankyo, Inc.	48%	40%

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

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

Foreign Currency Transactions and Hedging

We have transactions denominated in foreign currencies, primarily the Euro and British Pound, and, as a result, are exposed to changes in foreign currency exchange rates. We manage a portion of these cash flow exposures through the purchase of Euros and the use of foreign currency forward contracts. Our foreign currency forward contracts are not designated as hedges for accounting purposes. Gains or losses on foreign currency forward contracts are intended to offset gains or losses on the underlying net exposures in an effort to reduce the earnings and cash flow volatility resulting from fluctuating foreign currency exchange rates. Foreign currency deposits are remeasured using period end spot rates. Foreign currency forward contracts are marked to market at the end of each period and recorded as gains and losses in the condensed consolidated statements of operations.

We held no foreign currency forward contracts at March 31, 2015 and December 31, 2014.

For the three months ended March, 31, 2014 we recorded unrealized gains of $17,000 in interest and other income (expense), net related to foreign currency forward contracts, and recorded realized losses of $143,000 upon the settlement of foreign currency forward contracts, in interest and other income (expense), net in our condensed consolidated statement of operations.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

Net Loss per Share Attributable to Common Stockholders

In Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since the effects of potentially dilutive securities are antidilutive.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$55,862	$—	$—	$55,862
Corporate notes and commercial paper	—	254,939	—	254,939
U.S. government agency securities	—	131,708	—	131,708
Total financial assets	$55,862	$386,647	$—	$442,509

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$24,915	$—	$—	$24,915
Corporate notes and commercial paper	—	226,047	—	226,047
U.S. government agency securities	—	120,169	—	120,169
Total financial assets	$24,915	$346,216	$—	$371,131

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

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	March 31, 2015				December 31, 2014
				Estimated				Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Money market funds	$55,862	$—	$—	$55,862	$24,915	$—	$—	$24,915
Corporate notes and commercial paper	255,007	23	(91)	254,939	226,209	8	(170)	226,047
U.S. government agency securities	131,711	16	(19)	131,708	120,246	4	(81)	120,169
	$442,580	$39	$(110)	$442,509	$371,370	$12	$(251)	$371,131
Classified as:
Cash equivalents				$118,982				$36,342
Short-term investments				258,567				251,759
Long-term investments				64,960				83,030
Total cash equivalents and investments				$442,509				$371,131

At March 31, 2015 and December 31, 2014, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

5. Balance Sheet Components

Accrued and other liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Research and development related	$22,311	$12,545
Legal and accounting fees	646	354
Deferred rent	215	127
Commercial related	745	-
Other	844	940
Total accrued liabilities	$24,761	$13,966

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

6. Collaboration and License Agreements

Summary of Collaboration-Related Revenue

We have recognized revenue from our collaboration and license agreements as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
BMS and Pfizer	$380	$442
Bayer and Janssen	799	913
Lee's Pharmaceutical	52	62
Daiichi Sankyo	1,128	955
Total collaboration and license revenue	$2,359	$2,372

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

Biogen Idec has elected to assume all future development work for these Syk inhibitors, including the major indications, such as allergic asthma. This agreement will continue until either party terminates the agreement or until the expiration of Biogen Idec’s royalty obligations under the agreement. Biogen Idec may terminate the agreement without cause upon 120 days’ notice. In such event, we would regain all development rights and Biogen Idec would have no further payment obligations pursuant to the agreement. As of March 31, 2015, no such termination event has occurred.

In April 2014, we entered into an amendment to the Biogen Idec license and collaboration agreement under which Biogen Idec released one of the Syk kinase inhibitors to us for use in topical ophthalmic indications. Per the terms of the amendment, we will be required to pay Biogen Idec $15.0 million upon the completion of certain commercial milestones and pay royalties on sales of products approved for these Syk inhibitors. There was no accounting effect resulting from this amendment.

During the three months ended March 31, 2015 and 2014, we recorded a reduction in research and development expense of zero and $70,000, respectively, owed by Biogen Idec to us under the cost-sharing terms of the agreement.

As of March 31, 2015, no milestone in the agreement had been achieved and no royalties had been triggered under this agreement.

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

The contingent milestone payments under the January 2014 agreement are not considered substantive because a portion may be refunded upon certain events. The non-contingent portion of the milestone payment will be recognized as collaboration revenue on a straight-line basis over the estimated period of performance, which is now through the first quarter of 2018. The contingent portion of the milestone payments will be recognized if and when the refundable nature of these amounts lapses based upon the achievement of specified regulatory and/or clinical events. None of these milestones had been earned or received at March 31, 2015.

During the three months ended March 31, 2015 and 2014, we recognized $380,000 and $442,000 in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of March 31, 2015 was $11.1 million.

Lee’s Pharmaceutical (HK) Ltd (“Lee’s”)

In January 2013, we entered into an agreement with Lee’s to jointly expand our Phase 3 APEX Study of Betrixaban into China. Under the terms of the agreement, Lee’s provided us with an upfront and non-refundable fee of $700,000 and will reimburse our costs in connection with the expansion of our APEX study into China. Lee’s will lead this study and the regulatory interactions with China’s State Food and Drug Administration. We granted Lee’s an exclusive option to negotiate for the exclusive commercial rights to Betrixaban in China, which may be exercised by Lee’s for 60 days after it receives the primary data analysis report from the Phase 3 APEX study.

We identified the following deliverables under the agreement with Lee’s: 1) the granting of an exclusive option to negotiate for the exclusive commercial rights to Betrixaban in China, 2) the obligation to manufacture and supply product in support of the APEX study in China, 3) the obligation to participate in a joint working group, and 4) the delivery of the primary data analysis report from our APEX study. We considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the agreement. We determined that none of the deliverables have standalone value and therefore are accounted for as a single unit of accounting with the upfront fee recognized as revenue on a straight-line basis over the estimated period of performance. Any reimbursements we may receive from Lee’s for the costs we incur in connection with this agreement are expected to be immaterial.

During the three months ended March 31, 2015 and 2014, we recognized $52,000 and $62,000, of collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of March 31, 2015 was $200,000 .

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

Aciex Therapeutics, Inc. (“Aciex”)

In February 2013, we entered into a license and collaboration agreement with Aciex pursuant to which we granted Aciex an exclusive license to co-develop and co-commercialize Cerdulatinib (PRT2070) and certain related compounds for nonsystemic indications, such as the treatment and prevention of ophthalmological diseases by topical administration and allergic rhinitis by intranasal administration. In April 2014, this agreement was amended to release all rights for Cerdulatinib to Portola. The collaboration is now focused on development of other related compounds for topical ophthalmic indications. Under the terms of this risk and cost sharing agreement, Portola and Aciex will each incur and report their own internal research and development costs. Further, third-party related development costs will be shared by Aciex and us 60% and 40%, respectively, until the end of the Phase 2 clinical study, and then equally afterwards. Also, we are entitled to receive either 50% of the profits, if any, generated by future sales of the products developed under the agreement, or royalty payments. Aciex has the primary responsibility for conducting the research and development activities under this agreement. We are obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. We can opt out of our obligation to share in the development costs at various points in time, the timing of which impacts future royalties we may receive based on product sales made by Aciex. All net costs we incur in connection with this agreement will be recognized as research and development expenses. During the three months ended March 31, 2015 and 2014 no such costs have been incurred related to this agreement.

In October 2014, Aciex was acquired by Nicox S.A.. As of March 31, 2015, there has been no change to our agreement with Aciex.

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

We identified the following performance deliverables under the agreement: 1) the obligation to provide research and development services, which includes supplying Andexanet alfa and providing a final written report, and 2) the obligation to participate on a JCC. We considered the provisions of the multiple-element arrangement guidance in determining how to recognize the revenue associated with these two deliverables. We have accounted for the research and development services and our participation on the JCC as a single unit of accounting as neither deliverable has standalone value and both obligations will be delivered throughout the estimated period of performance. We originally estimated the period of performance to be through the fourth quarter of 2013. During 2013, we added more cohorts than originally planned as part of the original study design at the inception of our agreement and therefore adjusted our period of performance to be through the fourth quarter of 2014. The total consideration under this agreement was recognized on a straight-line basis over the estimated performance period through the fourth quarter of 2014.

During the three months ended March 31, 2014, we recognized $401,000 in collaboration revenue under this agreement. There was no deferred revenue balance under this agreement as of March 31, 2015.

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

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of March 31, 2015, no amounts had been recognized as collaboration revenue for any of these milestones. The contingent payment of $3.0 million, not considered to be a substantive milestone, was received in the third quarter of 2014 and is being recognized as collaboration revenue on a straight-line basis over the estimated performance period through the first quarter of 2018.

During the three months ended March 31, 2015 and 2014, we recognized $799,000 and $511,000 in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of March 31, 2015 was $9.7 million.

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

The total non-contingent consideration under this agreement of $3.0 million was fully recognized as revenue on a straight-line basis over the estimated non-contingent performance period through the first quarter of 2014. The recognition of contingent consideration under this agreement of $3.0 million commenced upon resolution of the contingency in the first quarter of 2014 and was originally being recognized over the remaining estimated period of performance through the first quarter of 2015. During the fourth quarter of 2014, based on the recent approval of edoxaban, our expectation is that the edoxaban data will be included in our initial BLA filing, therefore we updated the performance period associated with the contingent payment to be through the fourth quarter of 2015.

During the three months ended March 31, 2015 and 2014, we recognized $258,000 and $955,000 in collaboration revenue associated with the contingent and non-contingent elements of this arrangement, respectively. The deferred revenue balance under this agreement as of March 31, 2015 was $788,000.

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

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of March 31, 2015, no amounts had been recognized as collaboration revenue for any of these milestones. Amounts for the continent payment not considered to be a substantive milestone will be deferred when received and recognized as collaboration revenue on a straight-line basis over the remaining performance period.

During the three months ended March 31, 2015, we recognized $871,000 in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of March 31, 2015 was $12.4 million.

7. Commercial Supply Agreement

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

Total fixed commitments under the agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments per the terms of the agreement, are approximately $293.9 million. Payments made under the agreement as of March 31, 2015 amount to $6.4 million.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

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

As of March 31, 2015, we have not provided financial, or other, support to CMC Biologics that was not previously contractually required. Other than the reservation payment, we are not required to make any additional payments to CMC Biologics. The upfront fee of $14.6 million recorded in prepaid expenses and other long-term assets and the batch initiation payments of $6.4 million recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet represents our maximum exposure to loss under this agreement at March 31, 2015. The upfront payment will be charged to research and development expense, or cost of sales, upon regulatory approval of Andexanet alfa, as batches are delivered over the term of the agreement. We are currently not able to quantify the exposure to losses associated with the fixed pricing terms of this agreement.

8. Stock Based Compensation

In January 2013, our Board of Directors adopted our 2013 Equity Incentive Plan, or the 2013 Plan, which became effective upon of the closing of our initial public offering in May 2013. On January 1, 2015, the number of shares available for issuance under the 2013 Plan automatically increased by a number of shares equal to 5% of the total common stock outstanding at December 31, 2014. As of March 31, 2015 there were 9,415,404 shares reserved under the 2013 Plan for the future issuance of equity awards.

The following table summarizes option activity under our 2013 Equity Incentive Plan and related information during the three months ended March 31, 2015:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Options	Price Per Share
Balance at December 31, 2014	4,249,168	$14.77
Options granted	1,016,766	32.36
Options exercised	(379,146)	10.14
Options canceled	(98,919)	24.37
Balance at March 31, 2015	4,787,869	$18.67

The estimated grant date fair values of the employee stock options were calculated using the Black Scholes valuation model, based on the following assumptions:

	Three Month Ended March 31,
	2015	2014
Risk-free interest rate	1.54%	1.88%
Expected life	6.0 years	6.0 years
Expected volatility	66%	79%
Dividend yield	–	–

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$2,209	$1,066
Selling, general and administrative	2,963	1,236
Total stock-based compensation	$5,172	$2,302

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

During the first quarter of 2015, we granted restricted stock units (RSUs) to certain employees of the Company. RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred, and until they vest, the shares are subject to forfeiture if employment terminates prior to the release of the vesting restrictions. The RSUs, generally vest equal amounts on each of the first three year anniversaries of the grant date, provided the employee remains continuously employed with us. The fair value of the RSUs is equal to the closing price of our Common Stock on the grant date.

In January 2015, we granted market-based performance stock unit (PSU) awards to certain members of senior management. Each PSU represents a contingent right to receive one share of the Company’s Common Stock upon achievement of a market-based performance measurements and subject to the recipients continued employment. At any time during the four years following the date of the grant, half of the PSUs will vest one year after the date the average closing price of Portola’s stock on the NASDAQ Global Select Market is above $50.00 per share for 45 consecutive trading days, and an additional half of the shares will vest one year after the date the average closing price of Portola’s stock is above $60.00 per share for 45 consecutive trading days.  The weighted-average fair value of the PSUs was determined using the Monte Carlo simulation models incorporating the following weighted average assumptions:

Three Month Ended March 31, 2015
PSUs
Number of PSUs granted	140,000
Grant price at date of grant	$29.72
Risk-free interest rate	1.10%
Volatility	63%
Dividend yield	–
Weighted- average fair value per share of PSUs granted ($50 Vesting Hurdle)	$23.10
Weighted- average fair value per share of PSUs granted ($60 Vesting Hurdle)	$20.87

The estimated PSU expense is being recognized, on an accelerated basis over the estimated requisite service period, with no adjustments in the future periods based upon the Company’s actual stock price over the performance period.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

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

The following common equivalent shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Stock options to purchase common stock	4,787,869	4,202,821
Common stock warrants	1,500	13,873
Restricted stock units	171,787	—
Performance stock units	140,000	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our Phase 3 programs address significant unmet medical needs in the area of thrombosis, or blood clots.  Betrixaban is a novel oral once-daily inhibitor of Factor Xa in a Phase 3 clinical trial for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, or VTE, in acute medically ill patients for 35 days of in-hospital and post-discharge use. Currently, there is no anticoagulant approved for extended duration VTE prophylaxis in the acute medically ill population. Our second Phase 3compound Andexanet alfa, a Food and Drug Administration, or FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a Factor Xa inhibitor. Andexanet alfa has potential indications to reverse anticoagulant activity in patients who are taking a direct or indirect Factor Xa inhibitor and who suffer a major bleeding episode or require emergency surgery. We are currently evaluating Andexanet alfa in Phase 3 clinical trials and a Phase 4 confirmatory trial. Our third product candidate, Cerdulatinib, is an orally available kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and janus kinases, or JAK, enzymes that regulate important signaling pathways. Cerdulatinib is being developed for hematologic, or blood, cancers and inflammatory disorders. We are currently conducting a Phase 1/2a proof-of-concept study for Cerdulatinib in patients with non-Hodgkin’s lymphoma, or NHL, or chronic lymphocytic leukemia, or CLL, who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations. In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues. Based on interim Phase 1 data, we are advancing Cerdulatinib to the –Phase 2a portion of the study which includes expansion cohorts in select hematologic cancers. We also have a program of highly selective Syk inhibitors which is partnered with Biogen Idec Inc., or Biogen Idec.

Our product candidates and collaboration agreements

Betrixaban

Betrixaban is a novel oral once-daily inhibitor of Factor Xa in development for extended duration VTE prophylaxis in acute medically ill patients for 35 days of in-hospital and post discharge use. Acute medically ill patients are those who are hospitalized for serious non-surgical conditions, such as heart failure, stroke, infection, rheumatic disorders and pulmonary disorders. In 2012, we initiated our pivotal biomarker-based Phase 3 APEX study, a randomized, double-blind, active-controlled, multicenter, multinational study to evaluate a once-daily dose of Betrixaban for 35 days for superiority as compared to in-hospital administration of enoxaparin once daily for 6 to 14 days followed by placebo. Our APEX study is over 80% enrolled in 35 countries worldwide. We believe Betrixaban has the potential to succeed in this patient population, in part due to its validated mechanism of action, but most importantly, due to its properties that differentiate it from other anticoagulants.  First, it has the longest half-life, making it a true, once-daily therapy allowing for a narrow peak-to-trough concentration ratio that helps maintain a less variable anticoagulant effect over the course of a day.  Second, it has the lowest renal clearance of all the Factor Xa inhibitors, which may result in a lower rate of bleeding. And finally, it is not metabolized in the liver by an enzyme called CYP 3A4, which may result in reduced potential for drug-on-drug interactions. These properties are critically important for acute medically ill patients who are often renally compromised and on multiple concomitant medications. Based on current enrollment, we expect our ongoing Phase 3 study of Betrixaban, or APEX, to complete patient enrollment by the end of 2015.

In January 2013, we entered into a clinical collaboration agreement with Lee’s Pharmaceutical (HK) Ltd, or Lee’s, to jointly expand the Phase 3 APEX study of Betrixaban into China with an exclusive option for Lee’s to negotiate for the exclusive commercial rights to Betrixaban in China.

Andexanet alfa

Andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a Factor Xa inhibitor. Andexanet alfa has potential indications to reverse anticoagulant activity in patients who are taking a direct or indirect Factor Xa inhibitor and who suffer a major bleeding episode or who require emergency surgery. Currently, there is no antidote or reversal agent approved for use against Factor Xa inhibitors. Andexanet alfa is the first therapy to demonstrate reversal of the anticoagulant activity of Factor Xa inhibitors as measured by anti-Factor Xa levels. We have initiated two Phase 3 ANNEXATM (Andexanet Alfa a Novel Antidote to the Anticoagulant Effects of fXA Inhibitors) studies – one with Bristol-Myers Squibb Company, or BMS, and Pfizer Inc.’s, or Pfizer, Factor Xa inhibitor, apixaban and one with Bayer Pharma AG, or Bayer, and Janssen Pharmaceuticals, Inc.’s, or Janssen’s, Factor Xa inhibitor, rivaroxaban. Our Phase 3 studies each consist of two parts. In the first part of each study, the effect of a single bolus of Andexanet alfa was evaluated in healthy volunteers who had been given apixaban or rivaroxaban. In the second part of each study, the ability of Andexanet alfa to sustain reversal of the anticoagulant effects of apixaban and rivaroxaban will be evaluated by administering a bolus plus infusion of Andexanet alfa to healthy volunteers who have been given apixaban or rivaroxaban. The first part of our Phase 3 ANNEXATM studies of a single bolus of Andexanet alfa with apixaban and with rivaroxaban both met their primary and secondary endpoints with high statistical significance (p-values of less than 0.0001). The second part of our Phase 3 ANNEXATM with bolus plus infusion of Andexanet alfa with apixaban is complete, meeting its primary and secondary endpoints with high statistical significance (p-value of less than 0.0001).  The final Phase 3 ANNEXATM study of bolus plus infusion of Andexanet alfa with rivaroxaban is ongoing with results expected in 2015. In early 2015, we initiated a Phase 4 ANNEXATM confirmatory patient study, as agreed to by the FDA and EMA. This study is part of an accelerated approval pathway in the United States for Andexanet alfa. This open-label, single-arm study is being conducted in patients receiving apixaban, rivaroxaban, edoxaban, or enoxaparin (a low molecular weight heparin) who present with an acute major bleed. Pursuant to discussions with the FDA, we plan to include data from the initial patients enrolled in this study in our Biologics License Application, or BLA, which we expect to submit in 2015 for conditional approval.

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

Our current Phase 2 and Phase 3 ANNEXATM studies are using clinical material from CMC Biologics, Inc., or CMC Biologics. We are currently continuing and expanding our ongoing work with CMC Biologics from clinical supply to commercial supply for a potential BLA filing and U.S. launch within our original timelines. Under our commercial supply agreement with CMC Biologics they plan to increase production capacity at a lower cost than that of our current clinical supply for Andexanet alfa. We are working with Lonza Group Ltd, or Lonza, to develop a large-scale manufacturing process. Under our manufacturing supply agreement with Lonza we plan to increase our production capacity and to enhance our manufacturing process at Lonza to support broader worldwide supply following our potential BLA filing.

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

In February 2014, we entered into a second collaboration agreement with Bayer and Janssen to evaluate Andexanet alfa as a reversal agent for the FDA-approved oral Factor Xa inhibitor rivaroxaban through Phase 3 studies. Our original collaboration agreement with Bayer and Janssen covers the conduct of a Phase 2 proof-of-concept study. The new collaboration agreement covers the conduct of Phase 3 studies of Andexanet alfa with rivaroxaban and any potential U.S. and EU regulatory approval of Andexanet alfa as reversal agent of rivaroxaban. The Phase 3 studies are currently ongoing. Under this collaboration agreement, we received an upfront payment of $10.0 million and are eligible to receive additional development and regulatory milestone payments of up to $15.0 million. These payments represent the total consideration under this agreement. Bayer and Janssen will continue to provide development and regulatory guidance for the program.

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

Cerdulatinib

In addition to our thrombosis products, we are developing an orally available kinase inhibitors to treat hematologic disorders and inflammation. Cerdulatinib is an orally available, potent inhibitor of enzymes that regulate two important signaling pathways, spleen tyrosine kinase, or Syk, and janus kinase. We are developing Cerdulatinib for the treatment of certain B-cell hematologic cancers. We are currently in a Phase 1/2a proof-of-concept study with Cerdulatinib in non-Hodgkin’s lymphoma and chronic lymphocytic leukemia.  In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues.  Based on interim Phase 1 data, we are advancing Cerdulatinib to the –Phase 2a portion of the study which includes expansion cohorts in select hematologic cancers.

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

The following table summarizes the sources of our revenue, in thousands:

	Three Months Ended March 31,
	2015	2014
BMS and Pfizer	$380	$442
Bayer and Janssen	799	913
Lee's Pharmaceutical	52	62
Daiichi Sankyo	1,128	955
Total collaboration and license revenue	$2,359	$2,372

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

The following table summarizes our research and development expenses incurred by product candidate:

	Phase of	Three Months Ended March 31,
	Development	2015	2014
		(in thousands)
Product candidate		(unaudited)
Betrixaban	Phase 3	$18,398	$14,911
Andexanet alfa	Phase 2/3	18,398	11,999
Cerdulatinib	Phase 1/2a	2,856	1,072
Syk selective inhibitor	Pre-clinical	42	(11)
Other research and development expenses(1)		164	184
Total research and development expenses(2)		$39,858	$28,155

(1)     Amounts in all periods include costs for other potential product candidates.

(2)     Our research and development expenses have been reduced by reimbursements of certain research and development expenses pursuant to the cost-sharing provisions of our agreements with Biogen Idec commencing in the fourth quarter of 2011 and MyoKardia, Inc. and Global Blood Therapeutics, Inc. commencing in the fourth quarter of 2012.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services and sales and marketing expenses related to commercial launch preparation. Personnel costs consist of salaries, benefits and stock-based compensation. We also incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of The NASDAQ Global Market, additional insurance expenses, investor relations activities and other administration and professional services.

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of interest received on our cash, cash equivalents and investments, unrealized gains and losses from the remeasurement of our foreign currency bank balances and foreign currency forward contracts.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015.

Results of operations

Comparison of the three months ended March 31, 2015 and 2014

Revenue

	Three Months Ended March 31,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Collaboration and license revenue	$2,359	$2,372	$(13)	(1%)

The decrease in collaboration and license revenue during the three months ended March 31, 2015 was due to the decrease in revenue of $0.7 million associated with our Daiichi Sankyo Phase 2 agreement, which is expected to be completed in the fourth quarter of 2015, and a decrease of $0.4 million associated with our Bayer and Janssen Phase 2 agreement, which was fully recognized by the third quarter of 2014. This decrease in revenue was partially offset by an increase in revenue of $0.9 million associated with our Daiichi Sankyo Phase 3 agreement which we entered into in the third quarter of 2014, and an increase of $0.2 million associated with our Phase 3 agreements with BMS and Pfizer and Bayer and Janssen which were entered into in January 2014. We regularly review the estimated periods of performance related to our collaborations based on the progress made under each arrangement. Our estimates of our performance period may change over the course of the collaboration term.

The total consideration received under our Phase 3 agreement with BMS and Pfizer of $13.0 million, subject to a 50% refund provision, is being recognized on a straight-line basis over the estimated performance period through the first quarter of 2018. We are also eligible to receive additional payments up to $12.0 million of contingent and milestones, subject to a 50% refund provision, due upon achievement of certain development and regulatory events.

The total consideration received under our Phase 3 agreement Bayer and Janssen of $10.0 million is being recognized on a straight-line basis over the estimated performance period through the first quarter of 2018. We are also eligible to receive additional payments up to $15.0 million due upon achievement of certain development and regulatory events.

The total consideration received under our Phase 2 agreement with Bayer and Janssen of $5.5 million was recognized as revenue on a straight-line basis through the fourth quarter of 2014.

The total consideration received under our Phase 2 agreement with Daiichi Sankyo of $6.0 million includes contingent consideration of $3.0 million and non-contingent consideration of $3.0 million. The total non-contingent consideration under this agreement of $3.0 million was fully recognized as revenue on a straight-line basis over the estimated non-contingent performance period through the first quarter 2014. The recognition of contingent consideration under this agreement of $3.0 million commenced upon resolution of the contingency in the first quarter 2014 and is being recognized over the remaining estimated performance period, through the fourth quarter of 2015.

The total consideration received under our Phase 3 agreement with Daiichi Sankyo of $15.0 million is being recognized as revenue on a straight-line basis over the estimated performance period through the third quarter of 2018. We are also eligible to receive additional payments up to $25.0 million due upon achievement of certain milestones associated with the progress of our Phase 3 study.

We expect revenue recognized in future periods to fluctuate as we recognize revenue related to our existing collaboration agreements and enter into new collaboration agreements until such time as we achieve product commercialization.

Research and development expenses

	Three Months Ended March 31,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$39,858	$28,155	$11,703	42%

The increase in research and development expenses during the three months ended March 31, 2015 was primarily due to increased program costs of $3.5 million to advance Betrixaban, increased program costs of $6.4 million to advance Andexanet alfa and increased program costs of $1.8 million to advance Cerdulatinib.

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

Selling, general and administrative expenses

	Three Months Ended March 31,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Selling, general and administrative expenses	$9,005	$5,241	$3,764	72%

The increase in selling, general and administrative expenses during the three months ended March 31, 2015 was primarily related to increased headcount-related costs including stock-based compensation expense of $1.7 million, higher professional and legal fees to support general corporate activities, commercial launch preparation activities and business development of $1.4 million, and increased payroll expenses and other facilities-related costs of $0.6 million.

We expect selling, general and administrative expenses to increase in order for us to continue to support our growing business and prepare for commercialization.

Interest and other income (expense), net

	Three Months Ended March 31,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Interest and other income (expense), net	$(409)	$298	$(707)	(237%)

The decrease in interest and other income (expense), net during the three months ended March 31, 2015 was primarily due to realized and unrealized foreign exchange losses on foreign currencies we hold of $0.7 million compared to foreign currency exchange gains of $0.1 million in the three months ended March 31, 2014. These gains and losses are primarily related to fluctuations in the Euro and British Pound compared to the U.S. dollar. This decrease was partially offset by an increase in interest income due to higher investment balances during the three months ended March 31, 2015.

Liquidity and capital resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the sale of equity securities and payments received from our collaboration partners. Our expenditures are primarily related to research and development activities. At March 31, 2015, we had available cash, cash equivalents and investments of $456.4 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

In 2013, we closed public offerings of 16,052,684 shares of common stock that resulted in net proceeds of approximately $245,7 million.

On October 2, 2014, we closed an underwritten public offering of 6,200,000 shares of our common stock, at a public offering price of $26.00 per share. In addition, on October 3, 2014, the underwriters of the offering exercised their over-allotment option to purchase an additional 930,000 shares from us at the public offering price. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to an automatically effective registration statement on Form S-3 ASR. The net proceeds from the offering to us including the over-allotment option, net of underwriting discounts and commissions and offering costs of approximately $10.7 million, were approximately $174.7 million.

On March 10, 2015, we closed an underwritten public offering of 2,495,652 shares of our common stock at a public offering price of $40.00 per share. In addition, the underwriters exercised their over-allotment option to purchase an additional 374,348 shares from us at the public offering price. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to our effective shelf registration statement on Form S-3 ASR (File No. 333-199094) previously filed with SEC. The net proceeds from the offering to us including the over-allotment option, net of underwriting discounts, commissions and offering expenses of approximately $0.4 million were approximately $108.4 million.

Since inception, in connection with our agreements with Novartis, Merck, Biogen Idec, BMS and Pfizer, Bayer and Janssen, Lee’s, and Daiichi Sankyo we have received payments in the aggregate of $219.7 million, as initial upfront payments, contingent consideration and a milestone payment. In addition, we have received proceeds of $317.3 million from the sale of our convertible preferred stock.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Cash used in operating activities	$(47,145)	$(13,237)	$(33,908)	(256%)
Cash provided by (used in) investing activities	$9,437	$(42,805)	$52,242	122%
Cash provided by financing activities	$113,041	$1,270	$111,771	8801%
Net increase (decrease) in cash	$75,332	$(54,772)	$130,104	(238%)

Cash used in operating activities

Cash used in operating activities was $47.1 million for the three months ended March 31, 2015 reflecting a net loss of $46.9 million, which was decreased by non-cash charges of $5.2 million for stock-based compensation, $0.9 million for amortization of premium on investments and $0.4 million for depreciation and amortization. Cash used in operating activities also reflected a decrease in net operating assets of $6.7 million primarily due to an increase in prepaid expenses and other current assets of $6.3 million primarily reflecting clinical trial and manufacturing upfront fees of $7.0 million, partially offset by the receipt of withholding taxes on our Bayer collaboration payment of $1.0 million, partially reduced by a foreign currency exchange loss of $0.2 million on the Euro related to the withholding tax receivable, a decrease in deferred revenue of $2.4 million due to the recognition of collaboration revenue earned from our collaboration agreements and a decrease in accrued compensation and employee benefits of $1.8 million due to 2014 bonuses that were paid in the first quarter of 2015. Cash used in operating activities also reflected an increase in accounts payable and accrued and other liabilities of $1.6 million due increased research and development and clinical study related costs and an increase in other long-term liabilities of $0.9 million due to higher deferred rent following the lease renewal for our corporate headquarters in South San Francisco.

Cash used in operating activities was $13.2 million for the three months ended March 31, 2014 reflecting a net loss of $30.7 million, which was decreased by non-cash charges of $2.3 million for stock-based compensation, $0.9 million for amortization of premium on investments and $0.4 million for depreciation and amortization. Cash used in operating activities also reflected an increase in net operating assets of $13.9 million primarily due to an increase in deferred revenue of $23.4 million related to upfront payments from BMS and Pfizer, subject to a 50% refund provision, and Bayer and Janssen in the three months ended March 31, 2014, partially offset by the recognition of collaboration revenue earned of $2.4 million from our collaboration agreements, increases in accounts payable and accrued and other liabilities of $1.3 million related to higher clinical study and related costs as we continue to increase our research and development activities. Cash used in operating activities also reflected an increase in prepaid expenses and other current assets of $1.4 million primarily reflecting  recognition of clinical trial upfront fees upon contract execution of $0.5 million, withholding tax receivable on our Bayer collaboration payment of $0.7 million, interest receivable on our investment portfolio of $0.3 million, partially offset by a reduction in unrealized gains on our foreign currency forward contracts of $0.1 million in the three months ended March 31, 2014. Also reflected in cash used in operating activities is an increase in receivables from collaborations of $6.4 million primarily due to a receivable from Pfizer pursuant to our collaboration agreement with BMS and Pfizer, which was received in April 2014 and a decrease in accrued compensation and employee benefits of $0.9 million due to 2013 bonuses that were paid during the three months ended March 31, 2014.

Cash provided by (used in) investing activities

Cash provided by investing activities of $9.4 million for the three months ended March 31, 2015 was primarily related to proceeds from maturities of investments of $101.4 million, partially offset by purchases of investments of $90.9 million and capital equipment purchases of $1.1 million.

Cash used in investing activities of $42.8 million for the three months ended March 31, 2014 was primarily related to purchases of investments of $76.6 million and capital equipment purchases of $0.4 million, partially offset by proceeds from sales of investments of $3.0 million and proceeds from maturities of investments of $31.1 million.

Cash provided by financing activities

Cash provided by financing activities of $113.0 million for the three months ended March 31, 2015 was related to proceeds from a  public offering of common stock of $108.8 million, net of underwriters discounts and $4.3 million in proceeds from the exercise of stock options and proceeds from employee stock purchase program purchases.

Cash provided by financing activities of $1.3 million for the three months ended March 31, 2014, was related to proceeds from the exercise of stock options.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our current collaborations. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies. Our future funding requirements will depend on many factors, including the following:

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

As of March 31, 2015, we have not provided financial, or other, support to CMC Biologics that was not previously contractually required. Other than the reservation payment we are not required to make any additional payments to CMC Biologics. The upfront fee of $14.6 million recorded in prepaid and other long-term assets and the batch initiation payments of $6.4 million recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet represents our maximum exposure to loss under this agreement at March 31, 2015. The upfront payment will be charged to research and development expense, or cost of sales upon regulatory approval of Andexanet alfa, as batches are delivered over the term of the agreement.  We are currently not able to quantify the exposure to losses associated with the fixed pricing terms of this agreement.

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

There were no other material changes during the three months ended March 31, 2015 outside the ordinary course of business in our specified contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2015, we had cash, cash equivalents and investments of $456.4 million consisting of cash and liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development and manufacturing activities with vendors in Europe. Beginning in 2012, we have utilized foreign currency forward contracts to mitigate our exposure to foreign currency gains and losses. We made payments in the aggregate amount of €5.9 million and €6.9 million to our European vendors during the three months ended March 31, 2015 and 2014, respectively. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the three months ended March 31, 2015, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. We expect to incur substantial and increasing losses for the foreseeable future. As of March 31, 2015, we had an accumulated deficit of approximately $468.5 million.

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

We are advancing multiple product candidates through the research and clinical development process. The completion of the development and the potential commercialization of our product candidates, should they receive approval, will require substantial funds. As of March31, 2015, we had $456.4 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	the rate of progress and cost of our clinical studies;
•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;
•	the costs of commercialization activities if any of our product candidates is approved, including product sales, marketing, manufacturing and distribution;
•	the possible development of additional product candidates, including through in-licensing and acquisitions;
•	the degree and rate of market acceptance of any products launched by us or future partners;
•	our ability to enter into additional collaboration, licensing, commercialization or other financing arrangements and the terms and timing of such arrangements; and

•	the emergence of competing technologies or other adverse market developments.

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

RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

Our success depends heavily on the approval and successful commercialization of our lead product candidates, Betrixaban and Andexanet alfa along with Cerdulatinib. Clinical studies of these product candidates may not be successful. If we are unable to commercialize one or more of our product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

Similarly, the favorable results from our Phase 2 proof-of concept studies of Andexanet alfa, evaluating the effect of Andexanet alfa in healthy volunteers taking apixaban, rivaroxaban, edoxaban or enoxaparin, may not be predictive of success in our other Phase 3 or other later studies. In addition, although parts 1 of our Phase 3 ANNEXA-A (apixaban) and ANNEXA-R (rivaroxaban) studies demonstrated that, for the primary efficacy endpoint, an intravenous bolus of Andexanet alfa immediately and significantly reversed the anticoagulation activity of apixaban and rivaroxaban, and part 2 of our ANNEXA-A study demonstrated that, for all the primary and secondary endpoints, an intravenous bolus of Andexanet alfa followed by a continuous two-hour infusion sustained the reversal of anticoagulation activity of apixaban, these positive results may not be predictive of success in our ANNEXA-4 confirmatory study in patients receiving apixaban, rivaroxaban, edoxaban or enoxaparin who present with acute major bleeding, or in part 2 of our bolus plus continuous infusion ANNEXA-R study. We also do not yet know how the results from our clinical studies of Andexanet alfa in healthy volunteers who have received a Factor Xa inhibitor followed by Andexanet alfa will translate into clinical outcomes in patients. Moreover, the results from our studies to date of Andexanet alfa may not address the effect of repeat doses or allow a determination of the optimal therapeutic dose of Andexanet alfa for our intended target patient population.

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

None of our product candidates has completed clinical development. The risk of failure of clinical development is high. It is impossible to guarantee when or if any of our product candidates will prove safe enough to receive regulatory approval. For example, our product candidate Betrixaban, like all currently marketed inhibitors of Factor Xa, carries some risk of life-threatening bleeding. In addition, patients taking Betrixaban in our Phase 2 studies had an increased rate of gastrointestinal issues, such as diarrhea, nausea and vomiting, and other side effects such as back pain, dizziness, headaches, rashes and insomnia as compared to subjects taking a placebo or an active comparator. There can be no assurance that our APEX study or other clinical studies will not fail due to safety issues. In such an event, we might need to abandon development of that product candidate or enter into a partnership to continue development.

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

We are developing Andexanet alfa as a universal antidote for patients receiving a Factor Xa inhibitor anticoagulant who suffer a major bleeding episode or who may require emergency surgery. Our ANNEXA-4 Phase 4 study is being conducted in patients receiving either a direct or indirect Factor Xa inhibitor who present with an acute major bleed, and our ANNEXA Phase 3 registration-enabling studies have been conducted on healthy volunteers. It is not certain at this time which indications, if any, the FDA will approve based on this data. It is possible that additional clinical studies will be required to support our targeted indications, which would require additional time and expense and may not prove successful. Limitations in our label for Andexanet alfa would reduce the number of patients for whom Andexanet alfa is indicated and could reduce the size of the anticipated market and our financial prospects.

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

We currently have no sales or distribution personnel and are in the initial stages of developing marketing capabilities. If we are unable to develop a sales and marketing and distribution capability on our own or through collaborations or other marketing partners, we will not be successful in commercializing Betrixaban, Andexanet alfa or other future products.

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

While there are no therapies approved specifically as antidotes for Factor Xa inhibitors, we are aware of at least one drug candidate being studied in early stage clinical trials as a potential antidote to Factor Xa inhibitors. In addition, in December 2014, Bristol-Myers Squibb Company and Pfizer Inc. announced that a clinical trial of 15 healthy human subjects demonstrated that 4-factor prothrombin complex concentrate may affect the steady-state pharmacodynamics effects of Eliquis (apixaban). Andexanet alfa, if approved, may compete with other currently approved treatments designed to enhance coagulation, such as fresh frozen plasma, prothrombin complex concentrates, recombinant Factor VIIa or whole blood. Although there is no clinical evidence supporting the use of such treatments in patients taking Factor Xa inhibitors, physicians may choose to use them because of familiarity, cost or other reasons. In addition, we are aware that several companies have conducted preclinical research on compounds intended to be antidotes for Factor Xa inhibitors.

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

The manufacture of pharmaceutical products in compliance with the FDA’s current good manufacturing practices, or cGMPs, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality assurance, including stability of the product candidate and quality control testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to supply our clinical studies or commercial demand would be jeopardized. Any delay or interruption in the supply of clinical study materials could delay the completion of our clinical studies, increase the costs associated with maintaining our clinical study programs and, depending upon the period of delay, require us to commence new studies at significant additional expense or terminate the studies completely.

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

In connection with our Betrixaban and Andexanet alfa studies, we are currently utilizing certain suppliers outside of the United States, which subjects us to certain of the above risks. For example, a significant number of our APEX trial sites and enrolled patients are in Russia and Ukraine, and the recent political unrest in Ukraine has disrupted activities at five of our trial sites in this region. Continued or worsening political unrest in this region and the effect of international sanctions could adversely affect patient enrollment or other activities at our sites in Ukraine and Russia.

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

Based, in part, on a review of SEC filings, we believe that our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own close to half of our outstanding shares of common stock, based on shares of common stock outstanding as of March 31, 2015. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.5 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $40.3 million as of March 31, 2015, based on the closing price of our common stock of $37.96 on such date in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

In January 2015, we issued 3,041 shares of common stock upon the net exercise of a warrant by General Electric Capital Corporation. The warrant was initially exercisable into shares of Series A Preferred Stock and was issued in January 2005 in connection with a private placement of equity securities not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The conversion of the warrant into common stock was an exempt exchange under Section 3(a)(9) of the Securities Act. The shares were issued pursuant to a “cashless” exercise of warrants and we received no proceeds.

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

PORTOLA PHARMACEUTICALS, INC.

May 6, 2015	By:	/s/ William Lis
William Lis
Chief Executive Officer

May 6, 2015	By:	/s/ Mardi C. Dier
Mardi C. Dier
Chief Financial Officer

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.3	Third Amended and Restated Investor Rights Agreement, dated as of November 11, 2011, by and among Portola Pharmaceuticals, Inc., and certain of its stockholders.	S-1	333-187901	10.6	4/12/2013

4.4	Warrant to Purchase Shares of Series A Preferred Stock by and between the registrant and General Electric Capital Corporation, dated January 21, 2005.	10-Q	001-35935	4.4	11/06/2013

4.6	Warrant to Purchase Shares of Series B Preferred Stock by and between Portola Pharmaceuticals, Inc., and Comerica Incorporated, dated September 29, 2006.	10-Q	001-35935	4.6	11/06/2013

4.7	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006.	10-Q	001-35935	4.7	11/06/2013

4.8	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and HCP Life Science Assets TRS, LLC, dated December 15, 2006.	10-Q	001-35935	4.8	11/06/2013

4.9	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and Bristow Investments, L.P., dated December 15, 2006.	10-Q	001-35935	4.9	11/06/2013

10.25+	Form of Restricted Stock Unit Award Grant Notice and Award Agreement—2013 Equity Incentive Plan.	10-K	001-35935	10.25	3/2/2015

10.26+	Form of Performance Stock Unit Award Grant Notice and Award Agreement—2013 Equity Incentive Plan.	10-K	001-35935	10.25	3/2/2015

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

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