Form 10-Q
period 2015-06-30
PORTOLA PHARMACEUTICALS INC
filed 2015-08-05
CIK 1269021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 30, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 52,563,503.

PORTOLA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

ITEM 1.	FINANCIAL STATEMENTS

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$68,911	$57,514
Short-term investments	332,596	251,759
Receivables from collaborators	—	57
Prepaid expenses and other current assets	15,967	5,747
Total current assets	417,474	315,077
Property and equipment, net	4,584	2,776
Long-term investments	6,091	83,030
Prepaid and other long-term assets	13,910	15,612
Total assets	$442,059	$416,495

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,625	$14,084
Accrued compensation and employee benefits	2,989	3,512
Accrued and other liabilities	24,492	13,966
Deferred revenue, current portion	9,021	9,569
Total current liabilities	49,127	41,131
Deferred revenue, long-term	22,820	27,016
Other long-term liabilities	2,079	546
Total liabilities	74,026	68,693

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2015 and December 31, 2014; 52,394,531 and 48,766,806 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	52	49
Additional paid-in capital	896,110	770,789
Accumulated deficit	(528,038)	(422,797)
Accumulated other comprehensive loss	(91)	(239)
Total stockholders’ equity	368,033	347,802
Total liabilities and stockholders’ equity	$442,059	$416,495

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Collaboration and license revenue	$2,385	$2,415	$4,744	$4,786
Operating expenses:
Research and development	52,300	28,983	92,158	57,138
Selling, general and administrative	8,912	4,937	17,917	10,177
Total operating expenses	61,212	33,920	110,075	67,315
Loss from operations	(58,827)	(31,505)	(105,331)	(62,529)
Interest and other income, net	498	155	89	453
Net loss	$(58,329)	$(31,350)	$(105,242)	$(62,076)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.12)	$(0.76)	$(2.07)	$(1.51)
Shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	52,147,146	41,228,885	50,844,697	41,119,310

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(58,329)	$(31,350)	$(105,242)	$(62,076)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(21)	(5)	148	(33)
Total comprehensive loss	$(58,350)	$(31,355)	$(105,094)	$(62,109)

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(105,242)	$(62,076)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	629	742
Amortization of premium on investment securities	1,803	1,848
Stock-based compensation expense	9,931	4,726
Gain on retirement of equipment	(11)	—
Unrealized loss on foreign currency forward contracts	—	1
Changes in operating assets and liabilities:
Receivables from collaborators	57	127
Prepaid expenses and other current assets	(10,220)	(1,276)
Prepaid and other long-term assets	1,702	47
Accounts payable	(1,341)	2,701
Accrued compensation and employee benefits	(538)	(321)
Accrued and other liabilities	10,526	1,521
Deferred revenue	(4,744)	18,214
Other long-term liabilities	1,533	514
Net cash used in operating activities	(95,915)	(33,232)

Investing activities
Purchases of property and equipment	(2,555)	(963)
Proceeds from sale of equipment	11	—
Purchases of investments	(167,652)	(143,493)
Proceeds from sales of investments	—	3,000
Proceeds from maturities of investments	162,099	111,016
Net cash used in investing activities	(8,097)	(30,440)

Financing activities
Proceeds from public offering of common stock, net of underwriters discount	108,772	—
Payment of public offering cost	(358)	—
Proceeds from issuance of common stock pursuant to equity award plans	6,995	2,967
Net cash provided by financing activities	115,409	2,967

Net increase (decrease) in cash and cash equivalents	11,397	(60,705)
Cash and cash equivalents at beginning of period	57,514	117,773
Cash and cash equivalents at end of period	$68,911	$57,068

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

Our Phase 3 programs address significant unmet medical needs in the area of thrombosis, or blood clots. Betrixaban is a novel oral once-daily inhibitor of Factor Xa in a Phase 3 clinical trial for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, in acute medically ill patients for 35 days of in-hospital and post-discharge use. Our second Phase 3 compound, Andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a Factor Xa inhibitor. Andexanet alfa has potential indications to reverse anticoagulant activity in patients taking a direct or indirect Factor Xa inhibitor who suffer a major bleeding episode or require emergency surgery. Our third product candidate Cerdulatinib, is an orally available kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and janus kinases, or JAK, enzymes that regulate important signaling pathways and is being developed for hematologic, or blood, cancers and inflammatory disorders. We are currently in a Phase 1/2a proof-of-concept study with Cerdulatinib in non-Hodgkin’s lymphoma and chronic lymphocytic leukemia.  In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues.  Based on interim Phase 1 data, we are advancing Cerdulatinib to the Phase 2a portion of the study which includes expansion cohorts in select hematologic cancers. We also have a proprietary Syk specific inhibitor partnered with Ora, Inc. or Ora.

In March 2015, we completed an underwritten public offering of 2,870,000 shares of our common stock, which included 374,348 shares of common stock issued pursuant to the over-allotment option granted to our underwriters, at a public offering price of $40.00 per share. The net proceeds from the offering to us including the over-allotment option, net of underwriting discounts, commissions and offering expenses of approximately $358,000, were approximately $108.4 million.

2. Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of the Company and our wholly-owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The condensed consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

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

Investments

All investments have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest and other income (expense), net.

Customer Concentration

Customers who accounted for 10% or more of total collaboration and license revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Bristol-Myers Squibb Company and Pfizer Inc.	16%	21%	16%	20%
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	34%	49%	34%	44%
Daiichi Sankyo, Inc.	48%	27%	48%	34%

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

We held no foreign currency forward contracts at June 30, 2015 or December 31, 2014.

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

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since the effects of potentially dilutive securities are antidilutive.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board(the “FASB”), jointly with the International Accounting Standards Board, issued, issued ASU 2014-09, Revenue from Contracts with Customers. On July 9, 2015, the FASB approved a one-year deferral of the effective date of this standard to 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. The new standard may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-02, Consolidation: amendment to the consolidation analysis that modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The new consolidation guidance is effective for the Company in the first quarter of fiscal 2016 and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that were measured on a recurring basis (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$20,483	$—	$—	$20,483
Corporate notes and commercial paper	—	214,566	—	214,566
U.S. government agency securities	—	155,805	—	155,805
Total financial assets	$20,483	$370,371	$—	$390,854

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$24,915	$—	$—	$24,915
Corporate notes and commercial paper	—	226,047	—	226,047
U.S. government agency securities	—	120,169	—	120,169
Total financial assets	$24,915	$346,216	$—	$371,131

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

There were no transfers between Level 1 and Level 2 during the periods presented.

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	June 30, 2015				December 31, 2014
				Estimated				Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Money market funds	$20,483	$—	$—	$20,483	$24,915	$—	$—	$24,915
Corporate notes and commercial paper	214,666	5	(105)	214,566	226,209	8	(170)	226,047
U.S. government agency securities	155,796	26	(17)	155,805	120,246	4	(81)	120,169
	$390,945	$31	$(122)	$390,854	$371,370	$12	$(251)	$371,131
Classified as:
Cash equivalents				$52,167				$36,342
Short-term investments				332,596				251,759
Long-term investments				6,091				83,030
Total cash equivalents and investments				$390,854				$371,131

At June 30, 2015 and December 31, 2014, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

5. Balance Sheet Components

Accrued and other liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Research and development related	$22,263	$12,545
Legal and accounting fees	419	354
Deferred rent	398	127
Commercial related	707	—
Other	705	940
Total accrued and other liabilities	$24,492	$13,966

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

6. Collaboration and License Agreements

Summary of Collaboration-Related Revenue

We have recognized revenue from our collaboration and license agreements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
BMS and Pfizer	$384	$503	$763	$945
Bayer and Janssen	807	1,194	1,606	2,106
Lee's Pharmaceutical	52	63	104	125
Daiichi Sankyo	1,142	655	2,271	1,610
Total collaboration and license revenue	$2,385	$2,415	$4,744	$4,786

Biogen Idec, Inc. (“Biogen Idec”)

In October 2011, we entered into an exclusive, worldwide license and collaboration agreement with Biogen Idec to develop and commercialize selective, novel oral Syk inhibitors for the treatment of autoimmune and inflammatory diseases. In November 2012, we exercised our option to convert the agreement to a fully out-licensed agreement. After the election, we relinquished our right to share profits from sales of products related to PRT2607 and other selective Syk inhibitors, but were entitled to receive future payments up to approximately $370.0 million based on the occurrence of certain development and regulatory events for all licensed compounds. In April 2014, we entered into an amendment to the Biogen Idec license and collaboration agreement under which Biogen Idec released one of the Syk kinase inhibitors to us and we would be required to pay Biogen Idec $15.0 million upon the completion of certain commercial milestones and pay royalties on sales of products approved for the Syk inhibitor.

In May 2015, our agreement with Biogen Idec terminated in its entirety effective July 2015. The effect of termination will result in return to us of all compounds subject to the license and collaboration agreement and eliminate all potential future payments from and to Biogen Idec. We did not record any reduction to research and development expense pursuant to the agreement for the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014 we recorded a reduction in research expense of $86,000 and $164,000, respectively.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

The contingent milestone payments under the January 2014 agreement are not considered substantive because a portion may be refunded upon certain events. The non-contingent portion of the milestone payment will be recognized as collaboration revenue on a straight-line basis over the estimated period of performance, which is now through the first quarter of 2018. The contingent portion of the milestone payments will be recognized if and when the refundable nature of these amounts lapses based upon the achievement of specified regulatory and/or clinical events. None of these milestones had been earned or received at June 30, 2015.

During the three and six months ended June 30, 2015 and 2014, we recognized $384,000 and $763,000, and $503,000 and $945,000, respectively in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of June 30, 2015 was $10.7 million.

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

During the three and six months ended June 30, 2015 and 2014, we recognized $52,000 and $104,000, and $63,000 and $125,000, in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of June 30, 2015 was $158,000.

Aciex Therapeutics, Inc. (“Aciex”)

In February 2013, we entered into a license and collaboration agreement with Aciex pursuant to which we granted Aciex an exclusive license to co-develop and co-commercialize Cerdulatinib (PRT2070) and certain related compounds for nonsystemic indications, such as the treatment and prevention of ophthalmological diseases by topical administration and allergic rhinitis by intranasal administration. In April 2014, this agreement was amended to release all rights for Cerdulatinib to Portola. The collaboration is now focused on development of other related compounds for topical ophthalmic indications. Under the terms of this risk and cost sharing agreement, Portola and Aciex will each incur and report their own internal research and development costs. Further, third-party related development costs will be shared by Aciex and us 60% and 40%, respectively, until the end of the Phase 2 clinical study, and then equally afterwards. Also, we are entitled to receive either 50% of the profits, if any, generated by future sales of the products developed under the agreement, or royalty payments. Aciex has the primary responsibility for conducting the research and development activities under this agreement. We are obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. We can opt out of our obligation to share in the development costs at various points in time, the timing of which impacts future royalties we may receive based on product sales made by Aciex. All net costs we incur in connection with this agreement will be recognized as research and development expenses. During the three and six months ended June 30, 2015 and 2014 no such costs have been incurred related to this agreement.

In October 2014, Aciex was acquired by Nicox S.A..As of June 30, 2015, there has been no change to our agreement with Aciex.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

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

During the three and six months ended June 30, 2014, we recognized $406,000 and $807,000 respectively, in collaboration revenue under this agreement. There was no deferred revenue balance under this agreement as of June 30, 2015.

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

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of June 30, 2015, no amounts had been recognized as collaboration revenue for any of these milestones. The contingent payment of $3.0 million, not considered to be a substantive milestone, was received in the third quarter of 2014 and is being recognized as collaboration revenue on a straight-line basis over the estimated performance period through the first quarter of 2018.

During the three and six months ended June 30, 2015 and 2014, we recognized $807,000 and $1,606,000, and $788,000 and $1.3 million, in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of June 30, 2015 was $8.9 million.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

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

The total non-contingent consideration under this agreement of $3.0 million was fully recognized as revenue on a straight-line basis over the estimated non-contingent performance period through the first quarter of 2014. The recognition of contingent consideration under this agreement of $3.0 million commenced upon resolution of the contingency in the first quarter of 2014 and was originally being recognized over the remaining estimated period of performance through the first quarter of 2015. During the fourth quarter of 2014 we decided to include edoxaban data in our initial BLA submission and thus updated the performance period associated with the contingent payment to be through the fourth quarter of 2015.

During the three and six months ended June 30, 2015 and 2014, we recognized $261,000 and $519,000, and $655,000 and $1.6 million, respectively, in collaboration revenue associated with the contingent and non-contingent elements of this arrangement. The deferred revenue balance under this agreement as of June 30, 2015 was $527,000.

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

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of June 30, 2015, no amounts had been recognized as collaboration revenue for any of these milestones. Amounts for the continent payment not considered to be a substantive milestone will be deferred when received and recognized as collaboration revenue on a straight-line basis over the remaining performance period.

During the three and six months ended June 30, 2015, we recognized $881,000 and $1,752,000, respectively, in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of June 30, 2015 was $11.5 million.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

Ora, Inc. (“Ora”)

In May 2015, we entered into a license and collaboration agreement with Ora pursuant to which we granted Ora an exclusive license to co-develop and co-commercialize one of our specific SyK inhibitors, PRT2761. Ora has the primary responsibility for conducting the research and development and regulatory activities under this agreement. We are obligated to provide assistance in accordance with the agreed- upon development plan as well as participate on various committees.

Under the terms of this risk and cost sharing agreement, each party will incur its own share of development cost and third-party related development costs will be shared by Ora and us at approximately 60% and 40%, respectively, until an End of Phase 2 meeting with the FDA, and equally thereafter. We are entitled to receive either 50% of the profits, if any, generated by future sales of the products developed under the agreement or royalty payments on such sales, should we opt out of the agreement.

Pursuant to the Ora agreement, we may opt out of the agreement any time prior to 90 days after an End of Phase 2 meeting with the FDA. The timing of the exercise of our opt out rights would impact future royalties we would be entitled to receive from Ora. Each party may buy out the rights and interests in the licensed compound by paying the greater of $6.0 million or two times the actual aggregate development cost incurred by both parties on or before End of Phase 2 opt out point.

All costs we incur in connection with this agreement will be recognized as research and development expenses. During the three and six months ended June 30, 2015 no costs have been incurred related to this agreement.

7. Commercial Supply Agreement

In July 2014, we entered into an agreement with CMC ICOS Biologics, Inc. (“CMC Biologics”), a subsidiary of CMC Biologics S.à.r.l., a privately-held contract manufacturing organization, pursuant to which CMC Biologics will manufacture clinical and commercial supply of Andexanet alfa and perform pre-validation and validation work on our behalf.

Under the agreement, we are required to purchase an aggregate fixed number of batches of Andexanet alfa from CMC Biologics beginning in 2015 through 2021. Total batch commitments under the agreement can be increased or decreased based on the achievement of milestones relating to the regulatory approval process for Andexanet alfa, expansion of existing manufacturing capacity and operational qualification of CMC Biologics’ manufacturing facilities. We made an upfront payment to CMC Biologics in the amount of $10.0 million in July 2014 and a reservation payment to CMC Biologics of $4.6 million in November 2014. Both payments will be credited against our future purchases of batches under the agreement.

Total fixed commitments under the agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments per the terms of the agreement, are approximately $293.9 million. Payments made for purchases of batches under the agreement as of June 30, 2015 amount to $10.6 million.

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

As of June 30, 2015, we have not provided financial, or other, support to CMC Biologics that was not previously contractually required. The upfront fee of $14.6 million is recorded as $13.1 million in prepaid and other long-term assets and $1.5 million is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet. The payments made for purchases of batches of $9.5 million are recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet. These assets represent our maximum exposure to loss under this agreement at June 30, 2015. The upfront payment will be charged to research and development expense, or cost of sales, upon regulatory approval of Andexanet alfa, as batches are delivered over the term of the agreement. We are currently not able to quantify the exposure to losses associated with the fixed pricing terms of this agreement.

8. Stock Based Compensation

In January 2013, our Board of Directors adopted our 2013 Equity Incentive Plan, or the 2013 Plan, which became effective upon of the closing of our initial public offering in May 2013. On January 1, 2015, the number of shares available for issuance under the 2013 Plan automatically increased by a number of shares equal to 5% of the total common stock outstanding at December 31, 2014. As of June 30, 2015 there were 9,445,589 shares reserved under the 2013 Plan for the future issuance of equity awards.

The following table summarizes option activity under our 2013 Equity Incentive Plan and related information during the six months ended June 30, 2015:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Options	Price Per Share
Balance at December 31, 2014	4,249,168	$14.77
Options granted	1,392,841	$35.41
Options exercised	(736,163)	$9.51
Options canceled	(108,928)	$25.95
Balance at June 30, 2015	4,796,918	$21.21

The estimated grant date fair values of the employee stock options were calculated using the Black Scholes valuation model, based on the following assumptions:

	Three Month Ended June 30,		Six Month Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.85%	1.89%	1.70%	1.89%
Expected life	6.0 years	5.8 years	6.0 years	5.9 years
Expected volatility	64%	80%	65%	80%
Dividend yield	—	—	—	—

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

The following table summarizes restricted stock units (RSUs) activity under our 2013 Equity Incentive Plan and related information during the six months ended June 30, 2015:

	Shares
	Subject to	Weighted-
	Outstanding	Average grant date
	RSUs	fair value per share
Balance at December 31, 2014	—	$—
RSUs granted	182,825	$30.22
RSUs exercised	—	$—
RSUs canceled	(9,250)	$29.72
Balance at June 30, 2015	173,575	$30.24

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

In January and June 2015, we granted market-based performance stock unit (PSU) awards to our executive officers. Each PSU represents a contingent right to receive one share of the Company’s Common Stock upon achievement of a market-based performance measurement and subject to the recipients continued employment. At any time during the four years following the date of the grant, a portion of the PSUs will vest one year after the date the average closing price of Portola’s stock on the NASDAQ Global Select Market is above $50.00 per share for 45 consecutive trading days, and the remaining portion of the grant will vest one year after the date the average closing price of Portola’s stock is above $60.00 per share for 45 consecutive trading days.  The weighted-average fair value of the PSUs was determined using the Monte Carlo simulation models incorporating the following weighted average assumptions:

Six Month Ended June 30, 2015
PSUs
Number of PSUs granted	165,000
Weighted-average grant date stock price	$31.95
Weighted-average risk-free interest rate	1.13%
Weighted-average volatility	62%
Dividend yield	—
Weighted- average fair value per share of PSUs granted ($50 Vesting Hurdle)	$25.65
Weighted- average fair value per share of PSUs granted ($60 Vesting Hurdle)	$23.24

The estimated PSU expense is being recognized, on an accelerated basis over the estimated requisite service period, with no adjustments in the future periods based upon the Company’s actual stock price over the performance period.

In June 2015, the Compensation Committee of our Board of Directors approved a program to award up to 69,625 performance-based RSUs to certain employees based on the achievement of goals related to the development of Andexanet alfa and Betrixaban. Each award represents a contingent right to receive one share of the Company’s Common Stock upon the achievement of certain performance conditions by pre-specified dates and the award recipients continued employment. At June 30, 2015 certain performance conditions related to these awards had not yet been finalized or objectively defined. Therefore, the fair value of these awards is being re-measured using the Company’s stock price at each reporting period until the time at which the performance conditions are completed or sufficiently defined. The estimated expense associated with these awards is also being recognized, on an accelerated basis, over the estimated requisite service period.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$2,542	$1,283	$4,751	$2,330
Selling, general and administrative	2,216	1,140	5,180	2,396
Total stock-based compensation	$4,758	$2,423	$9,931	$4,726

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

The following common equivalent shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options to purchase common stock	4,796,918	4,226,170	4,796,918	4,226,170
Common stock warrants	1,500	13,873	1,500	13,873
Restricted stock units	173,575	—	173,575	—
Performance stock units	165,000	—	165,000	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Phase 3 programs address significant unmet medical needs in the area of thrombosis, or blood clots.  Betrixaban is a novel oral once-daily inhibitor of Factor Xa in a Phase 3 clinical trial for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, or VTE, in acute medically ill patients for 35 days of in-hospital and post-discharge use. Currently, there is no anticoagulant approved for extended duration VTE prophylaxis in the acute medically ill population. Our second Phase 3 compound Andexanet alfa, a Food and Drug Administration, or FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a Factor Xa inhibitor. Andexanet alfa has potential indications to reverse anticoagulant activity in patients who are taking a direct or indirect Factor Xa inhibitor and who suffer a major bleeding episode or require emergency surgery. We are currently evaluating Andexanet alfa in Phase 3 clinical trials and a Phase 4 confirmatory trial. Our third product candidate, Cerdulatinib, is an orally available kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and janus kinases, or JAK, enzymes that regulate important signaling pathways. Cerdulatinib is being developed for hematologic, or blood, cancers and inflammatory disorders. We are currently conducting a Phase 1/2a proof-of-concept study for Cerdulatinib in patients with non-Hodgkin’s lymphoma, or NHL, or chronic lymphocytic leukemia, or CLL, who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations. In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues. Based on interim Phase 1 data, we are advancing Cerdulatinib to the Phase 2a portion of the study which includes expansion cohorts in select hematologic cancers. We also have a program of highly selective Syk inhibitors one of which is partnered with Ora, Inc. or Ora.

Our product candidates and collaboration agreements

Betrixaban

Betrixaban is a novel oral once-daily inhibitor of Factor Xa in development for extended duration VTE prophylaxis in acute medically ill patients for 35 days of in-hospital and post discharge use. Acute medically ill patients are those who are hospitalized for serious non-surgical conditions, such as heart failure, stroke, infection, rheumatic disorders and pulmonary disorders. In 2012, we initiated our pivotal biomarker-based Phase 3 APEX study, a randomized, double-blind, active-controlled, multicenter, multinational study to evaluate a once-daily dose of Betrixaban for 35 days for superiority as compared to in-hospital administration of enoxaparin once daily for 6 to 14 days followed by placebo. Our APEX study enrollment is on track for blinded, pooled event rates and quality metrics in 35 countries worldwide. We believe Betrixaban has the potential to succeed in this patient population, in part due to its validated mechanism of action, but most importantly, due to its properties that differentiate it from other anticoagulants.  First, it has the longest half-life, making it a true, once-daily therapy allowing for a narrow peak-to-trough concentration ratio that helps maintain a less variable anticoagulant effect over the course of a day.  Second, it has the lowest renal clearance of all the Factor Xa inhibitors, which may result in a lower rate of bleeding. And finally, it is not metabolized in the liver by an enzyme called CYP 3A4, which may result in reduced potential for drug-on-drug interactions. These properties are critically important for acute medically ill patients who are often renally compromised and on multiple concomitant medications. The pooled, blinded event rates for APEX remain on target per the protocol.  We have completed a planned protocol defined sample size re-assessment and we now plan to increase the size of the trial from 6,850 to approximately 7,500 patients. The increase in sample size ensures APEX statistical power for the primary efficacy analysis patient cohort and increases power in the overall patient population analysis. We are in active discussions with the FDA on the final statistical analysis plan. We still expect APEX to complete patient enrollment by the end of 2015, report top line data in early 2016 and file the NDA in third quarter 2016.

In January 2013, we entered into a clinical collaboration agreement with Lee’s Pharmaceutical (HK) Ltd, or Lee’s, to jointly expand the Phase 3 APEX study of Betrixaban into China with an exclusive option for Lee’s to negotiate for the exclusive commercial rights to Betrixaban in China.

Andexanet alfa

Andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a Factor Xa inhibitor. Andexanet alfa has potential indications to reverse anticoagulant activity in patients who are taking a direct or indirect Factor Xa inhibitor and who suffer a major bleeding episode or who require emergency surgery. Currently, there is no antidote or reversal agent approved for use against Factor Xa inhibitors. Andexanet alfa is the first therapy to demonstrate reversal of the anticoagulant activity of Factor Xa inhibitors as measured by anti-Factor Xa levels. We have initiated two Phase 3 ANNEXATM (Andexanet Alfa a Novel Antidote to the Anticoagulant Effects of fXA Inhibitors) studies – one with Bristol-Myers Squibb Company, or BMS, and Pfizer Inc.’s, or Pfizer, Factor Xa inhibitor, apixaban and one with Bayer Pharma AG, or Bayer, and Janssen Pharmaceuticals, Inc.’s, or Janssen’s, Factor Xa inhibitor, rivaroxaban. Our Phase 3 studies each consist of two parts. In the first part of each study, the effect of a single bolus of Andexanet alfa was evaluated in healthy volunteers who had been given apixaban or rivaroxaban. In the second part of each study, the ability of Andexanet alfa to sustain reversal of the anticoagulant effects of apixaban and rivaroxaban is being evaluated by administering a bolus plus infusion of Andexanet alfa to healthy volunteers who have been given apixaban or rivaroxaban. The first part of our Phase 3 ANNEXATM studies of a single bolus of Andexanet alfa with apixaban and with rivaroxaban both met their primary and secondary endpoints with high statistical significance (p-values of less than 0.0001). The second part of our Phase 3 ANNEXATM with bolus plus infusion of Andexanet alfa with apixaban also met its primary and secondary endpoints with high statistical significance (p-value of less than 0.0001).  The final Phase 3 ANNEXATM study of bolus plus infusion of Andexanet alfa with rivaroxaban is ongoing with results expected in 2015. In early 2015, we initiated a Phase 4 ANNEXATM confirmatory patient study, as agreed to by the FDA and EMA. This study is part of an accelerated approval pathway in the United States for Andexanet alfa. This open-label, single-arm study is being conducted in patients receiving apixaban, rivaroxaban, edoxaban, or enoxaparin (a low molecular weight heparin) who present with an acute major bleed. Pursuant to discussions with the FDA, we plan to include data from the initial patients enrolled in this study in our Biologics License Application, or BLA, which we expect to submit in 2015 for conditional approval.

We have completed a series of Phase 2 proof-of-concept studies evaluating the safety and activity of Andexanet alfa in healthy volunteers who were administered one of several Factor Xa inhibitors. Analysis of anticoagulation markers in blood samples taken from the subjects in these studies demonstrated that Andexanet alfa produced immediate reversal of anticoagulant activity of the Factor Xa inhibitors apixaban, rivaroxaban and enoxaparin and that the reversal could be sustained. Additionally, we are conducting a Phase 2 proof-of-concept study evaluating the reversal of edoxaban and we plan to initiate a Phase 2 study evaluating the reversal of Betrixaban in 2015.

Our current Phase 2 and Phase 3 ANNEXATM studies are using clinical material from CMC Biologics, Inc., or CMC Biologics. We are currently continuing and expanding our ongoing work with CMC Biologics from clinical supply to commercial supply for a potential BLA filing and U.S. launch . Under our commercial supply agreement with CMC Biologics they plan to increase production capacity at a lower cost than that of our current clinical supply for Andexanet alfa. We are also working with Lonza Group Ltd, or Lonza, to develop a large-scale manufacturing process. Under our manufacturing supply agreement with Lonza we plan to further increase our production capacity and to enhance our manufacturing process at Lonza to support broader worldwide supply following our potential BLA filing.

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

In February 2014, we entered into a second collaboration agreement with Bayer and Janssen to evaluate Andexanet alfa as a reversal agent for the FDA-approved oral Factor Xa inhibitor rivaroxaban through Phase 3 studies. Our original collaboration agreement with Bayer and Janssen covers the conduct of a Phase 2 proof-of-concept study. The new collaboration agreement covers the conduct of Phase 3 studies of Andexanet alfa with rivaroxaban and any potential U.S. and EU regulatory approval of Andexanet alfa as reversal agent of rivaroxaban. The part 2 of the phase 3 study is currently ongoing. Under this collaboration agreement, we received an upfront payment of $10.0 million and are eligible to receive additional development and regulatory milestone payments of up to $15.0 million. These payments represent the total consideration under this agreement. Bayer and Janssen will continue to provide development and regulatory guidance for the program.

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

Cerdulatinib

In addition to our thrombosis products, we are developing orally available kinase inhibitors to treat hematologic disorders and inflammation. Cerdulatinib is an orally available, potent inhibitor of enzymes that regulate two important signaling pathways, spleen tyrosine kinase, or Syk, and janus kinase. We are developing Cerdulatinib for the treatment of certain B-cell hematologic cancers. We are currently in a Phase 1/2a proof-of-concept study with Cerdulatinib in non-Hodgkin’s lymphoma and chronic lymphocytic leukemia.  In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues.  Based on interim Phase 1 data, we are advancing Cerdulatinib to the Phase 2a portion of the study which includes expansion cohorts in select hematologic cancers.

Selective Syk Inhibitors

Syk is an important mediator of immune response in a number of different types of immune cells. Our selective Syk inhibitors have been successfully evaluated in 131 subjects in several Phase 1 clinical studies. Ora is leading the pre-clinical study of a selective Syk inhibitor for ophthalmic diseases.

In May 2015, we entered into a license and collaboration agreement with Ora pursuant to which we granted Ora an exclusive license to co-develop and co-commercialize one of our specific SyK inhibitors, PRT02761. Ora has the primary responsibility for conducting the research and development and regulatory activities under this agreement. We are obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees.

Under the terms of this risk and cost sharing agreement, each party will incur its own share of development cost and third-party related development costs will be shared by Ora and us at approximately 60% and 40%, respectively, until an End of Phase 2 meeting with the FDA, and equally thereafter. We are entitled to receive either 50% of the profits, if any, generated by future sales of the products developed under the agreement or royalty payments on such sales, should we opt out of the agreement.

Pursuant to the agreement, we may opt out of the agreement any time prior to 90 days after an End of Phase 2 meeting with the FDA. The timing of the exercise of our opt out rights would impact future royalties we would be entitled to receive from Ora. Each party may buy out the rights and interests in the licensed compound by paying the greater of $6.0 million or two times the actual aggregate development cost incurred by both parties on or before End of Phase 2 opt out point.

All costs we incur in connection with this agreement will be recognized as research and development expenses. During the three and six months ended June 30, 2015 no costs have been incurred related to this agreement.

In October 2011, we entered into an exclusive, worldwide license and collaboration agreement with Biogen Idec to develop and commercialize selective Syk kinase inhibitors for the treatment of autoimmune and inflammatory diseases. Under this agreement, Biogen Idec is responsible for all development-related expenses.  In April 2014, we entered into an amendment to the Biogen Idec license and collaboration agreement under which Biogen Idec released to us one of the Syk kinase inhibitors for use in topical ophthalmic indications. In May 2015, our agreement with Biogen Idec was terminated in its entirety.

For purposes of this discussion and analysis of our financial condition and results of operations, we refer to our agreements with Millennium Pharmaceuticals, Inc., Merck & Co. Inc., or Merck, Lee’s, BMS and Pfizer, Bayer and Janssen, Daiichi Sankyo, Ora, Aciex Therapeutics, Inc, Biogen Idec, Astellas Pharma, Inc., or Astellas, and Novartis Pharma A.G., or Novartis, collectively as our collaboration agreements.

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

The following table summarizes the sources of our collaboration and license revenue, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
BMS and Pfizer	$384	$1,194	$763	$2,106
Bayer and Janssen	807	503	1,606	945
Lee's Pharmaceutical	52	63	104	125
Daiichi Sankyo	1,142	655	2,271	1,610
Total collaboration and license revenue	$2,385	$2,415	$4,744	$4,786

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

The following table summarizes our research and development expenses incurred by product candidate:

	Phase of	Three Months Ended June 30,		Six Months Ended June 31,
	Development	2015	2014	2015	2014
		(in thousands)		(in thousands)
Product candidate		(unaudited)		(unaudited)
Betrixaban	Phase 3	$20,584	$16,413	$38,982	$31,324
Andexanet alfa	Phase 2/3/4	28,251	10,760	46,650	22,759
Cerdulatinib	Phase 1/2a	2,822	1,575	5,678	2,647
Syk selective inhibitor	Pre-clinical	52	(52)	94	(63)
Other research and development expenses(1)		591	287	756	471
Total research and development expenses(2)		$52,300	$28,983	$92,158	$57,138

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015 except related to stock based compensation as follows.

We estimate the fair value of restricted stock units (RSUs) based on the fair market values of the underlying stock on the dates of grant. The estimated fair value of performance-based RSUs is expensed using an accelerated method over the requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. We assess the probability of the performance indicators being met on a continuous basis.

We estimate fair value of market-based performance stock units (PSUs) based on Monte Carlo simulation models. The estimated fair value of PSUs is expensed using an accelerated method over the estimated requisite service period, with no adjustments in the future periods based upon the Company’s actual stock price over the performance period. The Monte Carlo simulation models require the use of highly subjective and complex assumptions which determine the fair value of PSUs including price volatility of underlying stock and derived service period.

The assumptions used in calculating the fair value of PSUs and expected attainment of performance-based RSUs represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

Results of operations

Comparison of the three and six months ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,		Increase /	% Increase /	Six Months Ended June 30,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Collaboration and license revenue	$2,385	$2,415	$(30)	(1%)	$4,744	$4,786	$(42)	(1%)

The decrease in collaboration and license revenue during the three months ended June 30, 2015 was due to a decrease of $0.6 million associated with our Bayer and Janssen Phase 2 agreement, which was fully recognized by the third quarter of 2014, and a decrease of $0.4 million associated with our Daiichi Sankyo Phase 2 agreement following a change in estimate. This decrease was partially offset by an increase of $0.9 million associated with our Daiichi Sankyo Phase 3 agreement which we entered into in the third quarter of 2014, and an increase of $0.2 million associated with our Phase 3 agreements with BMS and Pfizer and Bayer and Janssen which were entered into in the first quarter of 2014.

The decrease in collaboration and license revenue during the six months ended June 30, 2015 was due to a decrease of $1.0 million associated with our Bayer and Janssen Phase 2 agreement, which was fully recognized in the third quarter of 2014, and a decrease of $1.1 million associated with our Daiichi Sankyo Phase 2 agreement, which is expected to be completed in the fourth quarter of 2015. This decrease was partially offset by an increase of $1.8 million associated with our Daiichi Sankyo Phase 3 agreement which we entered into in the third quarter of 2014, and an increase of $0.6 million associated with our Phase 3 agreements with BMS and Pfizer and Bayer and Janssen which were entered into in the first quarter of 2014.

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

The total consideration received under our Phase 3 agreement with Bayer and Janssen of $10.0 million is being recognized on a straight-line basis over the estimated performance period through the first quarter of 2018. We are also eligible to receive additional payments up to $15.0 million due upon achievement of certain development and regulatory events.

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

Research and development expenses

	Three Months Ended June 30,		Increase /	% Increase /	Six Months Ended June 30,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$52,300	$28,983	$23,317	80%	$92,158	$57,138	$35,020	61%

The increase in research and development expenses during the three months ended June 30, 2015 was primarily due to increased program costs of $2.8 million to advance Betrixaban, increased program costs of $17.5 million to advance Andexanet alfa and increased program costs of $1.3 million to advance Cerdulatinib.

The increase in research and development expenses during the six months ended June 30, 2015 was primarily due to increased program costs of $6.3 million to advance Betrixaban, increased program costs of $23.7 million to advance Andexanet alfa through commercial manufacturing validation to support a BLA submission and commercial launch and increased program costs of $3.0 million to advance Cerdulatinib.

We expect our research and development expenses to increase in the future as we continue to advance our product candidates through clinical development. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs.

Selling, general and administrative expenses

	Three Months Ended June 30,		Increase /	% Increase /	Six Months Ended June 30,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Selling, general and administrative expenses	$8,912	$4,937	$3,975	81%	$17,917	$10,177	$7,740	76%

The increase in selling, general and administrative expenses during the three months ended June 30, 2015 was primarily related to increased headcount-related costs including stock-based compensation expense of $2.0 million, higher professional and legal fees to support general corporate activities of $0.7 million, commercial launch preparation activities and business development related costs of $1.0 million, and increased payroll expenses and other facilities-related costs of $0.3 million.

The increase in selling, general and administrative expenses during the six months ended June 30, 2015 was primarily related to increased headcount-related costs including stock-based compensation expense of $4.1 million, higher professional and legal fees to support general corporate activities of $1.3 million, commercial launch preparation activities and business development related costs of $1.7 million, and increased payroll expenses and other facilities-related costs of $0.6 million.

We expect selling, general and administrative expenses to increase in order for us to continue to support our growing business and prepare for commercialization.

Interest and other income (expense), net

	Three Months Ended June 30,		Increase /	% Increase /	Six Months Ended June 30,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Interest and other income, net	$498	$155	$343	221%	$89	$453	$(364)	(80%)

The increase in interest and other income (expense), net during the three months ended June 30, 2015 was primarily due to realized and unrealized foreign exchange gains on foreign currencies we hold of $0.2 million compared to foreign currency exchange losses of $0.1 million in the three months ended June 30, 2014. These gains and losses are primarily related to fluctuations in the Euro and British Pound compared to the U.S. dollar. This decrease was partially offset by an increase in interest income of $0.1 million due to higher investment balances during the three months ended June 30, 2015.

The decrease in interest and other income (expense), net during the six months ended June 30, 2015 was primarily due to realized and unrealized foreign exchange losses on foreign currencies we hold of $0.6 million compared to foreign currency exchange gains of $0.1 million in the six months ended June 30, 2014. These gains and losses are primarily related to fluctuations in the Euro and British Pound compared to the U.S. dollar. This decrease was partially offset by an increase in interest income of $0.2 million due to higher investment balances during the six months ended June 30, 2015.

Liquidity and capital resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the sale of equity securities and payments received from our collaboration partners. Our expenditures are primarily related to research and development activities. At June 30, 2015, we had available cash, cash equivalents and investments of $407.5 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

In 2013, we closed public offerings of 16,052,684 shares of common stock that resulted in net proceeds of approximately $245.7 million.

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

On March 13, 2015, we closed an underwritten public offering of 2,495,652 shares of our common stock at a public offering price of $40.00 per share. In addition, on March 11,2015 the underwriters exercised their over-allotment option to purchase an additional 374,348 shares from us at the public offering price. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 ASR (File No. 333-199094) previously filed with SEC. The net proceeds from the offering to us including the over-allotment option, net of underwriting discounts, commissions and offering expenses of approximately $0.4 million were approximately $108.4 million.

Since inception, in connection with our agreements with Novartis, Merck, Biogen Idec, BMS and Pfizer, Bayer and Janssen, Lee’s, and Daiichi Sankyo we have received payments in the aggregate of $219.7 million, as initial upfront payments, contingent consideration and a milestone payment. In addition, we have received proceeds of $317.3 million from the sale of our convertible preferred stock.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Cash used in operating activities	$(95,915)	$(33,232)	$62,683	189%
Cash used in investing activities	$(8,097)	$(30,440)	$(22,343)	(73%)
Cash provided by financing activities	$115,409	$2,967	$112,442	3790%
Net increase (decrease) in cash	$11,397	$(60,705)	$72,102	119%

Cash used in operating activities

Cash used in operating activities was $96 million for the six months ended June 30, 2015 reflecting a net loss of $104.1 million, which was decreased by non-cash charges of $9.9 million for stock-based compensation, $1.8 million for amortization of premium on investments and $0.6 million for depreciation and amortization. Cash used in operating activities also reflected a decrease in net operating assets of $4.3 million primarily due to an increase in prepaid expenses and other current assets of $10.2 million primarily reflecting clinical trial and manufacturing upfront fees, a decrease in deferred revenue of $4.7 million due to the recognition of collaboration revenue earned from our collaboration agreements and a decrease in accrued compensation and employee benefits of $0.5 million due to 2014 bonuses that were paid in the first quarter of 2015. Cash used in operating activities also reflected an increase in accounts payable and accrued and other liabilities of $7.8 million due increased research and development and clinical study related costs and an increase in other long-term liabilities of $1.5 million due to higher deferred rent following the lease renewal for our corporate headquarters in South San Francisco.

Cash used in operating activities was $33.2 million for the six months ended June 30, 2014 reflecting a net loss of $62.1 million, which was decreased by non-cash charges of $4.7 million for stock-based compensation, $1.8 million for amortization of premium on investments and $0.7 million for depreciation and amortization. Cash used in operating activities also reflected an increase in net operating assets of $21.6 million primarily due to an increase in deferred revenue of $18.2 million related to upfront payments from BMS and Pfizer, subject to a 50% refund provision, and Bayer and Janssen in the six months ended June 30, 2014, partially offset by the recognition of collaboration revenue earned of $4.8 million from our collaboration agreements, increases in accounts payable and accrued and other liabilities of $4.3 million related to higher clinical study and related costs as we continue to increase our research and development activities. Cash used in operating activities also reflected an increase in prepaid expenses and other current assets of $1.3 million primarily reflecting  recognition of clinical trial upfront fees upon contract execution of $0.3 million, withholding tax receivable on our Bayer collaboration payment of $0.7 million, interest receivable on our investment portfolio of $0.3 million, partially offset by a reduction in unrealized gains on our foreign currency forward contracts of $0.3 million in the six months ended June 30, 2014. Also reflected in cash used in operating activities is an increase in receivables from collaborations of $0.1 million primarily due to a receivable from Pfizer pursuant to our collaboration agreement with BMS and Pfizer, which was received in April 2014 and a decrease in accrued compensation and employee benefits of $0.3 million due to 2013 bonuses that were paid during the six months ended June 30, 2014.

Cash used in investing activities

Cash used in investing activities of $8.0 million for the six months ended June 30, 2015 was primarily related to proceeds from maturities of investments of $162.1 million, partially offset by purchases of investments of $167.7 million and capital equipment purchases of $2.5 million.

Cash used in investing activities of $30.4 million for the six months ended June 30, 2014 was primarily related to purchases of investments of $143.5 million and capital equipment purchases of $1.0 million, partially offset by proceeds from sales of investments of $3.0 million and proceeds from maturities of investments of $111.0 million.

Cash provided by financing activities

Cash provided by financing activities of $115.4 million for the six months ended June 30, 2015 was related to proceeds from a public offering of our common stock of $108.4 million and $7.0 million in proceeds from the issuance of common stock pursuant to equity award plans.

Cash provided by financing activities of $3.0 million for the six months ended June 30, 2014, was related to proceeds from the issuance of common stock pursuant to equity award plans.

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

Under the consolidation accounting guidance, we determined that CMC Biologics is a variable interest entity, or VIE, but that Portola is not CMC Biologics’ primary beneficiary and therefore consolidation of CMC Biologics by us is not required. We based this determination on, among other factors, the upfront and reservation payment being akin to a form of subordinated financing, the fixed pricing terms of the arrangement creating variability that is absorbed by the Company, and that we do not have the power to direct the activities that most significantly affect the economic performance of CMC Biologics.

As of June 30, 2015, we have not provided financial, or other, support to CMC Biologics that was not previously contractually required. The upfront fee of $14.6 million recorded in prepaid and other long-term assets and the batch initiation payments of $6.4 million recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet represents our maximum exposure to loss under this agreement at June 30, 2015. The upfront payment will be charged to research and development expense, or cost of sales upon regulatory approval of Andexanet alfa, as batches are delivered over the term of the agreement.  We are currently not able to quantify the exposure to losses associated with the fixed pricing terms of this agreement.

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

There were no other material changes during the six months ended June 30, 2015 outside the ordinary course of business in our specified contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2015, we had cash, cash equivalents and investments of $407.6 million consisting of cash and liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development and manufacturing activities with vendors in Europe. Beginning in 2012, we have utilized foreign currency forward contracts to mitigate our exposure to foreign currency gains and losses. We made payments in the aggregate amount of €5.0 million and €9.9 million to our European vendors during the three months ended June 30, 2015 and 2014, respectively. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the three months ended June 30, 2015, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. We expect to incur substantial and increasing losses for the foreseeable future. As of June 30, 2015, we had an accumulated deficit of approximately $526.5 million.

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

We are advancing multiple product candidates through the research and clinical development process. The completion of the development and the potential commercialization of our product candidates, should they receive approval, will require substantial funds. As of June 30, 2015, we had $407.6 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

For example, our Phase 3 Betrixaban APEX study has been expanded and is now expected to enroll approximately 7,500 patients from over 450 study sites throughout the world. We have never previously conducted a study of this magnitude and can provide no assurance that we will be able to enroll patients to complete the study within our projected time frame. The first patient was enrolled in APEX in March 2012, and, based on current enrollment, we expect patient enrollment, as expanded, to be completed by the end of 2015, which will require us to continue to enroll patients at established rates. If we experience delays in enrollment, our ability to complete our APEX study could be materially adversely affected. If we are unable to continue to enroll the patients at the established rate, the completion of the study could be delayed and the costs of conducting the study could increase, either of which could have a material adverse effect on our business.

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

In addition, in order to obtain FDA approval of material produced by a new vendor or using a new process, we will need to demonstrate that such material is comparable to the clinical material we previously used and material produced by CMC Biologics.  Demonstrating comparability can require significant pre-clinical and clinical studies. If we are not able to demonstrate comparability, then the material may be considered a new biological entity and a new clinical program, possibly commencing with Phase 1, and a full BLA submission may be required for approval, resulting in additional time and expense. If we are not able to establish targeted capacity at CMC Biologics and Lonza on a timely basis, implement the proposed transitions in a timely manner, or establish comparability of the new material, or obtain the anticipated improvements in efficiency, our business, financial condition, results of operations and growth prospects would be materially adversely affected.

We currently have limited sales and distribution personnel and are in the initial stages of developing marketing capabilities. If we are unable to develop a sales and marketing and distribution capability on our own or through collaborations or other marketing partners, we will not be successful in commercializing Betrixaban, Andexanet alfa or other future products.

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

As a public company, we incur significant legal, accounting and other expenses. For example, the Sarbanes-Oxley Act, and rules of the SEC and those of The NASDAQ Stock Market, or the NASDAQ, have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel have and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

In connection with our Betrixaban and Andexanet alfa studies, we are currently utilizing certain suppliers outside of the United States, which subjects us to certain of the above risks. For example, a significant number of our APEX trial sites and enrolled patients are in Russia and Ukraine, and the recent political unrest in Ukraine has disrupted activities at some of our trial sites in this region. Continued or worsening political unrest in this region and the effect of international sanctions could adversely affect patient enrollment or other activities at our sites in Ukraine and Russia.

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

We are a party to intellectual property license agreements with third parties, including with respect to Betrixaban, Cerdulatinib and one of our selective Syk inhibitors, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we may not be able to develop and market any product that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms or our not having sufficient intellectual property rights to operate our business. The occurrence of such events could materially harm our business.

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

Based, in part, on a review of SEC filings, we believe that our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own close to half of our outstanding shares of common stock, based on shares of common stock outstanding as of June 30, 2015. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.5 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $45.8 million as of June 30, 2015, based on the closing price of our common stock of $45.55 on such date in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

None.

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

PORTOLA PHARMACEUTICALS, INC.

August 4, 2015	By:	/s/ William Lis
William Lis
Chief Executive Officer

August 4, 2015	By:	/s/ Mardi C. Dier
Mardi C. Dier
Chief Financial Officer

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.3	Third Amended and Restated Investor Rights Agreement, dated as of November 11, 2011, by and among Portola Pharmaceuticals, Inc., and certain of its stockholders.	S-1	333-187901	10.6	4/12/2013

4.4	Warrant to Purchase Shares of Series A Preferred Stock by and between the registrant and General Electric Capital Corporation, dated January 21, 2005.	10-Q	001-35935	4.4	11/06/2013

4.6	Warrant to Purchase Shares of Series B Preferred Stock by and between Portola Pharmaceuticals, Inc., and Comerica Incorporated, dated September 29, 2006.	10-Q	001-35935	4.6	11/06/2013

4.7	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006.	10-Q	001-35935	4.7	11/06/2013

4.8	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and HCP Life Science Assets TRS, LLC, dated December 15, 2006.	10-Q	001-35935	4.8	11/06/2013

4.9	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and Bristow Investments, L.P., dated December 15, 2006.	10-Q	001-35935	4.9	11/06/2013

10.27+*	Offer Letter by and between Portola Pharmaceuticals, Inc. and Tao Fu, dated as of May 8, 2015

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

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