Form 10-Q/A
period 2015-06-30
PORTOLA PHARMACEUTICALS INC
filed 2015-08-07
CIK 1269021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______  to  ______

Commission File Number 001-35935

PORTOLA PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0216859
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

270 E. Grand Avenue South San Francisco, California	94080
(Address of Principal Executive Offices)	(Zip Code)

(650) 246-7000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 52,563,503.

EXPLANATORY NOTE

Portola Pharmaceuticals, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the period ended June 30, 2015, on August 5, 2015 (the “Original Filing”). The Company is filing this Amendment No. 1 on Form 10-Q/A to refile Exhibit 32.1 thereto. This Amendment No. 1 on Form 10-Q/A does not reflect subsequent events occurring after the filing date of the Original Filing or modify or update any disclosures made in the Original Filing, except as described above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTOLA PHARMACEUTICALS, INC.

August 6, 2015	By:	/s/ William Lis
William Lis
Chief Executive Officer

August 6, 2015	By:	/s/ Mardi C. Dier
Mardi C. Dier
Chief Financial Officer

INDEX TO EXHIBITS TO FORM 10-Q/A

Incorporation By Reference
Exhibit	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

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