Form 10-Q
period 2015-09-30
PORTOLA PHARMACEUTICALS INC
filed 2015-11-09
CIK 1269021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 52,705,617.

PORTOLA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

ITEM 1.	FINANCIAL STATEMENTS

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$77,722	$57,514
Short-term investments	278,246	251,759
Receivables from collaborators	—	57
Prepaid expenses and other current assets	20,499	5,747
Total current assets	376,467	315,077
Property and equipment, net	5,406	2,776
Long-term investments	—	83,030
Prepaid and other long-term assets	12,987	15,612
Total assets	$394,860	$416,495

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,173	$14,084
Accrued compensation and employee benefits	3,841	3,512
Accrued research and development	23,742	12,545
Accrued and other liabilities	3,697	1,421
Deferred revenue, current portion	8,705	9,569
Total current liabilities	49,158	41,131
Deferred revenue, long-term	20,726	27,016
Other long-term liabilities	2,068	546
Total liabilities	71,952	68,693

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized at September 30, 2015 and December 31, 2014; 52,704,383 and 48,766,806 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	53	49
Additional paid-in capital	906,031	770,789
Accumulated deficit	(583,196)	(422,797)
Accumulated other comprehensive income/(loss)	20	(239)
Total stockholders’ equity	322,908	347,802
Total liabilities and stockholders’ equity	$394,860	$416,495

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaboration and license revenue	$2,912	$2,427	$7,656	$7,213
Operating expenses:
Research and development	48,405	31,780	140,563	88,918
Selling, general and administrative	10,071	6,424	27,987	16,601
Total operating expenses	58,476	38,204	168,550	105,519
Loss from operations	(55,564)	(35,777)	(160,894)	(98,306)
Interest and other income (expense), net	406	(16)	495	437
Net loss	$(55,158)	$(35,793)	$(160,399)	$(97,869)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.05)	$(0.86)	$(3.12)	$(2.37)
Shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	52,576,005	41,402,037	51,428,117	41,233,206

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(55,158)	$(35,793)	$(160,399)	$(97,869)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	111	(46)	259	(79)
Total comprehensive loss	$(55,047)	$(35,839)	$(160,140)	$(97,948)

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(160,399)	$(97,869)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	942	1,142
Amortization of premium on investment securities	2,548	2,669
Stock-based compensation expense	16,032	6,876
Gain on retirement of equipment	(11)	—
Unrealized loss on foreign currency forward contracts	—	114
Changes in operating assets and liabilities:
Receivables from collaborators	57	236
Prepaid expenses and other current assets	(14,753)	(797)
Prepaid and other long-term assets	2,625	(9,954)
Accounts payable	(5,332)	9,354
Accrued compensation and employee benefits	383	(40)
Accrued research and development	11,197	(1,973)
Accrued and other liabilities	2,276	(610)
Deferred revenue	(7,154)	33,787
Other long-term liabilities	1,522	418
Net cash used in operating activities	(150,067)	(56,647)

Investing activities
Purchases of property and equipment	(3,150)	(1,329)
Proceeds from sale of equipment	11	—
Purchases of investments	(187,166)	(156,009)
Proceeds from maturities of investments	241,422	145,661
Net cash provided by/(used) in investing activities	51,117	(11,677)

Financing activities
Proceeds from public offering of common stock, net of underwriters discount	108,772	—
Payment of public offering cost	(358)	(239)
Proceeds from issuance of common stock pursuant to equity award plans	10,744	3,934
Net cash provided by financing activities	119,158	3,695

Net increase/(decrease) in cash and cash equivalents	20,208	(64,629)
Cash and cash equivalents at beginning of period	57,514	117,773
Cash and cash equivalents at end of period	$77,722	$53,144

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

Our Phase 3 programs address significant unmet medical needs in the area of thrombosis, or blood clots. Betrixaban, a Food and Drug Administration, or FDA-designated Fast-Track novel oral once-daily inhibitor of Factor Xa is in a Phase 3 clinical trial for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, in acute medically ill patients for 35 days of in-hospital and post-discharge use. Our second Phase 3 compound, Andexanet alfa, a FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a Factor Xa inhibitor. Andexanet alfa has potential indications to reverse anticoagulant activity in patients taking a direct or indirect Factor Xa inhibitor who suffer a major bleeding episode or require emergency surgery. Our third product candidate Cerdulatinib, is an orally available kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and janus kinases, or JAK, enzymes that regulate important signaling pathways and is being developed for hematologic, or blood, cancers and inflammatory disorders. We are currently in a Phase 1/2a proof-of-concept study with Cerdulatinib in non-Hodgkin’s lymphoma and chronic lymphocytic leukemia.  In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues.We have also partnered with Ora, Inc. or Ora for the development of a proprietary Syk specific inhibitor.

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

2. Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed March 2, 2015 with the SEC.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses in the condensed consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, fair value of assets and liabilities, income taxes, variable interest entities and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

Variable Interest Entities

We review agreements we enter into with third party entities, pursuant to which we may have a variable interest in that entity, in order to determine if the entity is a variable interest entity (VIE). If the entity is a VIE, we assess whether or not we are the primary beneficiary of that entity. In determining whether we are the primary beneficiary of an entity, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. If we determine we are the primary beneficiary of a VIE, we consolidate the operations and financial position of the VIE into our consolidated financial statements.

Our determination about whether we should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation event.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase.

Investments

All investments have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive income/ (loss). Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest and other income (expense), net.

Collaboration Customer Concentration

Collaboration customers who accounted for 10% or more of total collaboration and license revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Daiichi Sankyo, Inc.	40%	63%	45%	43%
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	45%	28%	38%	39%
Bristol-Myers Squibb Company and Pfizer Inc.	13%	7%	15%	15%

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

Foreign Currency Transactions and Hedging

We have financial transactions denominated in foreign currencies, primarily the Euro and British Pound, and, as a result, are exposed to changes in foreign currency exchange rates. We manage a portion of these cash flow exposures through purchasing and holding of Euros and British Pounds and the use of foreign currency forward contracts. Our foreign currency forward contracts are not designated as hedges for accounting purposes. Gains or losses on foreign currency forward contracts are intended to offset gains or losses on the underlying net exposures in an effort to reduce the earnings and cash flow volatility resulting from fluctuating foreign currency exchange rates. Foreign currency deposits we hold are remeasured using period end spot rates. Foreign currency forward contracts are marked to market at the end of each period and recorded as gains and losses in the condensed consolidated statements of operations.

We held no foreign currency forward contracts at September 30, 2015 or December 31, 2014.

We recorded an unrealized loss of $113,000 and $114,000 in interest and other income (expense), net in our condensed consolidated statements of operations related to foreign currency forward contracts for the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2014, we settled foreign currency forward contracts and recognized a realized loss of $75,000 and $326,000, respectively, in interest and other income (expense), net.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board(the “FASB”), jointly with the International Accounting Standards Board, issued ASU 2014-09, Revenue from Contracts with Customers. In August 2015, FASB issued ASU 2015-14 to defer the effective date of this standard by one-year to 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. The new standard may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that were measured on a recurring basis (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$21,351	$—	$—	$21,351
Corporate notes and commercial paper	—	181,962	—	181,962
U.S. government agency securities	—	140,056	—	140,056
Total financial assets	$21,351	$322,018	$—	$343,369

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$24,915	$—	$—	$24,915
Corporate notes and commercial paper	—	226,047	—	226,047
U.S. government agency securities	—	120,169	—	120,169
Total financial assets	$24,915	$346,216	$—	$371,131

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

There were no transfers between Level 1 and Level 2 during the periods presented.

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	September 30, 2015				December 31, 2014
				Estimated				Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Money market funds	$21,351	$—	$—	$21,351	$24,915	$—	$—	$24,915
Corporate notes and commercial paper	181,981	14	(33)	181,962	226,209	8	(170)	226,047
U.S. government agency securities	140,017	39	(1)	140,056	120,246	4	(81)	120,169
	$343,349	$53	$(34)	$343,369	$371,370	$12	$(251)	$371,131
Classified as:
Cash equivalents				$65,123				$36,342
Short-term investments				278,246				251,759
Long-term investments				—				83,030
Total cash equivalents and investments				$343,369				$371,131

At September 30, 2015, the remaining contractual maturities of available-for-sale securities were less than one year and at December 31, 2014, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

5. Collaboration and License Agreements

Summary of Collaboration-Related Revenue

We have recognized revenue from our collaboration and license agreements as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Daiichi Sankyo	$1,154	$1,523	$3,424	$3,133
Bayer and Janssen	1,316	676	2,922	2,782
BMS and Pfizer	388	164	1,152	1,109
Lee's Pharmaceutical	54	64	158	189
Total collaboration and license revenue	$2,912	$2,427	$7,656	$7,213

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

During the three and nine months ended September 30, 2015 and 2014, we recognized $264,000 and $782,000, and $662,000 and $2.3 million, respectively, in collaboration revenue associated with the contingent and non-contingent elements of this arrangement. The deferred revenue balance under this agreement as of September 30, 2015 was $263,000.

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

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and the payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of September 30, 2015, no amounts had been recognized as collaboration revenue for any of these milestones. Amounts for the contingent payment not considered to be a substantive milestone will be deferred when received and recognized as collaboration revenue on a straight-line basis over the remaining performance period.

During the three and nine months ended September 30, 2015 and 2014, we recognized $890,000 and $2.6 million, and $861,000 and $861,000 in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of September 30, 2015 was $10.6 million.

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

We identified the following performance deliverables under the agreement: 1) the obligation to provide research and development services, which includes supplying Andexanet alfa and providing a final written report, and 2) the obligation to participate on a JCC. We considered the provisions of the multiple-element arrangement guidance in determining how to recognize the revenue associated with these two deliverables. We have accounted for the research and development services and our participation on the JCC as a single unit of accounting as neither deliverable has standalone value and both obligations will be delivered throughout the estimated period of performance. We originally estimated the period of performance to be through the fourth quarter of 2013. During 2013, we added more cohorts than originally planned as part of the original study design at the inception of our agreement and therefore adjusted our period of performance to be through the fourth quarter of 2014. The total consideration under this agreement was recognized on a straight-line basis over the estimated performance period through the fourth quarter of 2014 and $500,000 was recognized in the third quarter of 2015 following the delivery of the final written study report of our Phase 2 proof-of-concept studies of Andexanet alfa.

During the three and nine months ended September 30, 2015, we recognized $500,000 in collaboration revenue under this agreement. For the three and nine months ended September 30, 2014, we recognized $316,000 and $1.1million, in collaboration revenue under this agreement, respectively. There was no deferred revenue balance under this agreement as of September 30, 2015.

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

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and the payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of September 30, 2015, no amounts had been recognized as collaboration revenue for any of these milestones. The contingent payment of $3.0 million, not considered to be a substantive milestone, was received in the third quarter of 2014 and is being recognized as collaboration revenue on a straight-line basis over the estimated performance period through the first quarter of 2018.

During the three and nine months ended September 30, 2015 and 2014, we recognized $816,000 and $2.4 million and $361,000 and $1.7 million, in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of September 30, 2015 was $8.1 million.

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

The contingent milestone payments under the January 2014 agreement are not considered substantive because a portion may be refunded upon certain events. The non-contingent portion of the milestone payment will be recognized as collaboration revenue on a straight-line basis over the estimated period of performance, which is now through the first quarter of 2018. The contingent portion of the milestone payments will be recognized if and when the refundable nature of these amounts lapses based upon the achievement of specified regulatory and/or clinical events. None of these milestones had been earned or received at September 30, 2015 and up to $10.0 million of contingent milestone payments may still be achieved pursuant to the terms of the agreement

During the three and nine months ended September 30, 2015 and 2014, we recognized $388,000 and $1.2 million, and $164,000 and $1.1 million, in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of September 30, 2015 was $10.3 million.

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

During the three and nine months ended September 30, 2015 and 2014, we recognized $54,000 and $158,000, and $64,000 and $189,000, in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of September 30, 2015 was $104,000.

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

Under the terms of this risk and cost sharing agreement, each party will incur its own share of development costs. Third-party related development costs will be shared by Ora and us at approximately 60% and 40%, respectively, until an End of Phase 2 meeting with the FDA, and equally thereafter. We are entitled to receive either 50% of the profits, if any, generated by future sales of the products developed under the agreement or royalty payments on such sales, should we opt out of the agreement.

We may opt out of the agreement any time prior to 90 days after an End of Phase 2 meeting with the FDA. The timing of the exercise of our opt out rights would impact future royalties we would be entitled to receive from Ora. Each party may also buy out the rights and interests in the licensed compound by paying the greater of $6.0 million or two times the actual aggregate development cost incurred by both parties before or 90 days after an End of Phase 2 meeting with the FDA.

All costs we incur in connection with this agreement will be recognized as research and development expenses. During the three and nine months ended September 30, 2015, cost of $230,000 has been incurred related to this agreement.

Aciex Therapeutics, Inc. (“Aciex”)

In February 2013, we entered into a license and collaboration agreement with Aciex pursuant to which we granted Aciex an exclusive license to co-develop and co-commercialize Cerdulatinib (PRT2070) and certain related compounds for nonsystemic indications, such as the treatment and prevention of ophthalmological diseases by topical administration and allergic rhinitis by intranasal administration. In April 2014, this agreement was amended to release all rights for Cerdulatinib to Portola. The collaboration is now focused on development of other related compounds for topical ophthalmic indications. Under the terms of this risk and cost sharing agreement, Portola and Aciex will each incur and report their own internal research and development costs. Further, third-party related development costs will be shared by Aciex and us 60% and 40%, respectively, until the end of the Phase 2 clinical study, and then equally afterwards. Also, we are entitled to receive either 50% of the profits, if any, generated by future sales of the products developed under the agreement, or royalty payments. Aciex has the primary responsibility for conducting the research and development activities under this agreement. We are obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. We can opt out of our obligation to share in the development costs at various points in time, the timing of which impacts future royalties we may receive based on product sales made by Aciex. All net costs we incur in connection with this agreement will be recognized as research and development expenses. During the three and nine months ended September 30, 2015 and 2014 no such costs have been incurred related to this agreement.

In October 2014, Aciex was acquired by Nicox S.A. As of September 30, 2015, there has been no change to our agreement with Aciex.

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

In May 2015, our agreement with Biogen Idec terminated in its entirety effective July 2015. The effect of termination resulted in return to us of all compounds subject to the license and collaboration agreement and eliminated all potential future payments from and to Biogen Idec. We did not record any reduction to research and development expense pursuant to the agreement for the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014 we recorded a reduction in research expense of $23,080 and $178,700, respectively.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

6. Commercial Supply Agreement

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

Total fixed commitments under the agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments per the terms of the agreement, are approximately $293.9 million. Payments made for purchases of batches under the agreement as of September 30, 2015 amount to $18.7 million.

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

As of September 30, 2015, we have not provided financial, or other, support to CMC Biologics that was not previously contractually required. The upfront and reservation payment of $14.6 million is recorded as $12.3 million in prepaid and other long-term assets and $2.3 million is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet. The payments made for purchases of batches of $14.1 million are recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet. These assets represent our maximum exposure to loss under this agreement at September 30, 2015. The upfront payment will be charged to research and development expense, prior to regulatory approval of Andexanet alfa, as the batches are delivered. We are currently not able to quantify the exposure to losses associated with the fixed pricing terms of this agreement.

7. Stock Based Compensation

In January 2013, our Board of Directors adopted our 2013 Equity Incentive Plan, or the 2013 Plan, which became effective upon of the closing of our initial public offering in May 2013.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

The following table summarizes option activity under our 2013 Equity Incentive Plan and related information during the nine months ended September 30, 2015:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Options	Price Per Share
Balance at December 31, 2014	4,249,168	$14.77
Options granted	1,649,691	$37.32
Options exercised	(1,034,140)	$9.58
Options canceled	(152,365)	$28.13
Balance at September 30, 2015	4,712,354	$23.25

The estimated grant date fair values of the employee stock options were calculated using the Black Scholes valuation model, based on the following assumptions:

	Three Month Ended September 30,		Nine Month Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.77%	1.89%	1.65%	1.89%
Expected life	6.0 years	5.8 years	6.0 years	5.9 years
Expected volatility	65%	79%	65%	80%
Dividend yield	—	—	—	—

The following table summarizes restricted stock units (RSUs) activity, including performance-based RSUs activity, under our 2013 Equity Incentive Plan and related information during the nine months ended September 30, 2015:

	Shares
	Subject to	Weighted-
	Outstanding	Average grant date
	RSUs	fair value per share
Balance at December 31, 2014	—	$—
RSUs granted	203,258	$32.14
RSUs exercised	—	$—
RSUs canceled	(11,485)	$30.12
Balance at September 30, 2015	191,773	$32.26

During the first quarter of 2015, we granted restricted stock units (RSUs) to certain of our employees. RSUs are share awards that entitle the holder to receive freely tradable shares of our Common Stock upon vesting. The RSUs cannot be transferred, and until they vest, the shares are subject to forfeiture if employment terminates prior to the release of the vesting restrictions. The RSUs, generally vest equal amounts on each of the first three year anniversaries of the grant date, provided the employee remains continuously employed with us. The fair value of the RSUs is equal to the closing price of our Common Stock on the grant date.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

In January and June 2015, we granted market-based performance stock unit (PSU) awards to our executive officers. Each PSU represents a contingent right to receive one share of our Common Stock upon achievement of a market-based performance measurement and subject to the recipients continued employment. At any time during the four years following the date of the grant, a portion of the PSUs will vest one year after the date the average closing price of our Common Stock on the NASDAQ Global Select Market is above $50.00 per share for 45 consecutive trading days, and the remaining portion of the grant will vest one year after the date the average closing price of our Common Stock is above $60.00 per share for 45 consecutive trading days.  The weighted-average fair value of the PSUs was determined using the Monte Carlo simulation models incorporating the following assumptions:

Nine Month Ended September 30, 2015
PSUs
Number of PSUs granted	165,000
Weighted-average grant date stock price	$31.95
Weighted-average risk-free interest rate	1.13%
Weighted-average volatility	62%
Dividend yield	—
Weighted- average fair value per share of PSUs granted ($50 Vesting Hurdle)	$25.65
Weighted- average fair value per share of PSUs granted ($60 Vesting Hurdle)	$23.24

The estimated PSU expense is being recognized, on an accelerated basis over the estimated requisite service period, with no adjustments in the future periods based upon our actual Common Stock price.

In June 2015, the Compensation Committee of our Board of Directors approved a program to award up to 69,625 performance-based RSUs to certain non-executive employees based on the achievement of goals related to the development of Andexanet alfa and Betrixaban. Each award represents a contingent right to receive one share of our Common Stock upon the achievement of certain performance conditions by pre-specified dates and the award recipients continued employment. At September 30, 2015 certain performance conditions related to awards associated with Betrixaban development goals had not yet been finalized or objectively defined. Therefore, the fair value of these awards is being re-measured using our Common Stock price at each reporting period until the time at which the performance conditions are completed or sufficiently defined. During the third quarter of 2015, performance conditions were finalized and achieved related to the development of Andexanet alfa and 16,058 performance-based RSUs were no longer subject to remeasurement.  The estimated expense associated with these awards is also being recognized, on an accelerated basis, over the estimated requisite service period.

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$3,252	$953	$8,004	$3,321
Selling, general and administrative	2,849	1,197	8,028	3,555
Total stock-based compensation	$6,101	$2,150	$16,032	$6,876

8. Net Loss per Share Attributable to Common Stockholders

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

The following common equivalent shares were excluded from the computation of diluted net loss per share attributable to Common Stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options to purchase Common Stock	4,712,354	4,159,895	4,712,354	4,159,895
Common stock warrants	1,500	6,240	1,500	6,240
Restricted stock units	191,773	—	191,773	—
Performance stock units	165,000	—	165,000	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Phase 3 programs address significant unmet medical needs in the area of thrombosis, or blood clots.  Betrixaban, a Food and Drug Administration, or FDA-designated Fast-Track novel oral once-daily inhibitor of Factor Xa is in a Phase 3 clinical trial for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, or VTE, in acute medically ill patients for 35 days of in-hospital and post-discharge use. Currently, there is no anticoagulant approved for extended duration VTE prophylaxis in the acute medically ill population. Our second Phase 3 compound Andexanet alfa, a FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a Factor Xa inhibitor. Andexanet alfa has potential indications to reverse anticoagulant activity in patients who are taking a direct or indirect Factor Xa inhibitor and who suffer a major bleeding episode or require emergency surgery. We are currently evaluating Andexanet alfa in Phase 2 clinical trials and a Phase 4 confirmatory trial. Our third product candidate, Cerdulatinib, is an orally available kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and janus kinases, or JAK, enzymes that regulate important signaling pathways. Cerdulatinib is being developed for hematologic, or blood, cancers and inflammatory disorders. We are currently conducting a Phase 1/2a proof-of-concept study for Cerdulatinib in patients with non-Hodgkin’s lymphoma, or NHL, or chronic lymphocytic leukemia, or CLL, who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations. In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues. We are exploring alternate dosing regimens and formulations to get a higher exposure. Based on interim Phase 1 data, we plan to advance Cerdulatinib to the Phase 2a portion of the study which includes expansion cohorts in select hematologic cancers. We also have a program of highly selective Syk inhibitors one of which is partnered with Ora, Inc. or Ora.

Our product candidates and collaboration agreements

Betrixaban

Betrixaban is a novel oral once-daily inhibitor of Factor Xa in development for extended duration VTE prophylaxis in acute medically ill patients for 35 days of in-hospital and post discharge use. Acute medically ill patients are those who are hospitalized for serious non-surgical conditions, such as heart failure, stroke, infection, rheumatic disorders and pulmonary disorders. In 2012, we initiated our pivotal biomarker-based Phase 3 APEX study, a randomized, double-blind, active-controlled, multicenter, multinational study to evaluate a once-daily dose of Betrixaban for 35 days for superiority as compared to in-hospital administration of enoxaparin once daily for 6 to 14 days followed by placebo. Our APEX study enrollment is complete and on track for blinded, pooled event rates and quality metrics in 35 countries worldwide. We believe Betrixaban has the potential to succeed in this patient population, in part due to its validated mechanism of action, but most importantly, due to its properties that differentiate it from other anticoagulants.  First, it has the longest half-life, making it a true, once-daily therapy allowing for a narrow peak-to-trough concentration ratio that helps maintain a less variable anticoagulant effect over the course of a day.  Second, it has the lowest renal clearance of all the Factor Xa inhibitors, which may result in a lower rate of bleeding. And finally, it is not metabolized in the liver by an enzyme called CYP 3A4, which may result in reduced potential for drug-on-drug interactions. These properties are critically important for acute medically ill patients who are often renally compromised and on multiple concomitant medications. In the third quarter of 2015, we completed a planned protocol defined sample size re-assessment and increased the size of the trial from 6,850 to approximately 7,500 patients. The increase in sample size ensures APEX statistical power for the primary efficacy analysis patient cohort and increases power in the overall patient population analysis. We finalized our statistical analysis plan in agreement with the FDA. We completed APEX patient enrollment in the fourth quarter of 2015, and expect to report top line data in the first quarter of 2016 and to file the NDA in the third quarter of 2016. In the fourth quarter of 2015, Betrixaban received Fast Track designation from the FDA for prevention of blood clots in acute medically ill patients.  Fast-Track designation is generally intended by the FDA to facilitate the development, and expedite the review, of drugs which treat a serious or life-threatening condition and fill an unmet medical need.

In early 2013, we entered into a clinical collaboration agreement with Lee’s Pharmaceutical (HK) Ltd, or Lee’s, to jointly expand the Phase 3 APEX study of Betrixaban into China with an exclusive option for Lee’s to negotiate for the exclusive commercial rights to Betrixaban in China.

Andexanet alfa

Andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a Factor Xa inhibitor. Andexanet alfa has potential indications to reverse anticoagulant activity in patients who are taking a direct or indirect Factor Xa inhibitor and who suffer a major bleeding episode or who require emergency surgery. Currently, there is no antidote or reversal agent approved for use against Factor Xa inhibitors. Andexanet alfa is the first therapy to demonstrate reversal of the anticoagulant activity of Factor Xa inhibitors as measured by anti-Factor Xa levels. We have completed two Phase 3 ANNEXATM (Andexanet Alfa a Novel Antidote to the Anticoagulant Effects of fXA Inhibitors) studies – one with Bristol-Myers Squibb Company, or BMS, and Pfizer Inc.’s, or Pfizer, Factor Xa inhibitor, apixaban and one with Bayer Pharma AG, or Bayer, and Janssen Pharmaceuticals, Inc.’s, or Janssen’s, Factor Xa inhibitor, rivaroxaban. Our Phase 3 studies each consisted of two parts. In the first part of each study, the effect of a single bolus of Andexanet alfa was evaluated in healthy volunteers who had been given apixaban or rivaroxaban. In the second part of each study, the ability of Andexanet alfa to sustain reversal of the anticoagulant effects of apixaban and rivaroxaban was evaluated by administering a bolus plus infusion of Andexanet alfa to healthy volunteers who have been given apixaban or rivaroxaban. The first part of our Phase 3 ANNEXATM studies of a single bolus of Andexanet alfa with apixaban and with rivaroxaban both met their primary and secondary endpoints with high statistical significance (p-values of less than 0.0001). The second part of our Phase 3 ANNEXATM with bolus plus infusion of Andexanet alfa with apixaban and with rivaroxaban both also met its primary and secondary endpoints with high statistical significance (p-value of less than 0.0001). In early 2015, we initiated a Phase 4 ANNEXATM confirmatory patient study, as agreed to by the FDA and EMA. This study is part of an accelerated approval pathway in the United States for Andexanet alfa. This open-label, single-arm study is being conducted in patients receiving apixaban, rivaroxaban, edoxaban, or enoxaparin (a low molecular weight heparin) who present with certain types of acute major bleeds. Pursuant to active and ongoing discussions with the FDA, we plan to include data from the initial patients enrolled in this study in our Biologics License Application, or BLA, which we expect to submit in 2015 for conditional approval.

We have also completed a series of Phase 2 proof-of-concept studies evaluating the safety and activity of Andexanet alfa in healthy volunteers who were administered one of several Factor Xa inhibitors. Analysis of anticoagulation markers in blood samples taken from the subjects in these studies demonstrated that Andexanet alfa produced immediate reversal of anticoagulant activity of the Factor Xa inhibitors apixaban, rivaroxaban and enoxaparin and that the reversal could be sustained. Additionally, we are conducting a Phase 2 proof-of-concept study evaluating the reversal of edoxaban and we plan to include data from this study in our BLA, which we expect to submit in 2015 for conditional approval. We have also initiated a Phase 2 proof-of-concept study evaluating the reversal of Betrixaban.

Our current Phase 2 and Phase 4 ANNEXATM studies are using clinical material from CMC Biologics, Inc., or CMC Biologics. We are currently continuing and expanding our ongoing work with CMC Biologics from clinical supply to commercial supply for a potential BLA filing and U.S. launch. Under our commercial supply agreement with CMC Biologics they plan to increase production capacity at a lower cost than that of our current clinical supply for Andexanet alfa. We are also working with Lonza Group Ltd, or Lonza, to develop a large-scale manufacturing process. Under our manufacturing supply agreement with Lonza we plan to further increase our production capacity and to enhance our manufacturing process at Lonza to support broader worldwide supply following our potential BLA filing.

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

Cerdulatinib

In addition to our thrombosis products, we are developing orally available kinase inhibitors to treat hematologic disorders and inflammation. Cerdulatinib is an orally available, potent inhibitor of enzymes that regulate two important signaling pathways, spleen tyrosine kinase, or Syk, and janus kinase. We are developing Cerdulatinib for the treatment of certain B-cell hematologic cancers. We are currently in a Phase 1/2a proof-of-concept study with Cerdulatinib in non-Hodgkin’s lymphoma and chronic lymphocytic leukemia.  In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues. We are exploring alternate dosing regimens and formulations to get a higher exposure. Based on interim Phase 1 data, we plan to advance Cerdulatinib to the Phase 2a portion of the study which includes expansion cohorts in select hematologic cancers.

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

Under the terms of this risk and cost sharing agreement, each party will incur its own share of development costs. Third-party related development costs will be shared by Ora and us at approximately 60% and 40%, respectively, until an End of Phase 2 meeting with the FDA, and equally thereafter. We are entitled to receive either 50% of the profits, if any, generated by future sales of the products developed under the agreement or royalty payments on such sales, should we opt out of the agreement.

We may opt out of the agreement any time prior to 90 days after an End of Phase 2 meeting with the FDA. The timing of the exercise of our opt out rights would impact future royalties we would be entitled to receive from Ora. Each party may also buy out the rights and interests in the licensed compound by paying the greater of $6.0 million or two times the actual aggregate development cost incurred by both parties before or 90 days after an End of Phase 2 meeting with the FDA.

All costs we incur in connection with this agreement will be recognized as research and development expenses. During the three and nine months ended September 30, 2015 $230,000 has been incurred related to this agreement.

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

Financial operations overview

Revenue

Our revenue to date has been generated primarily from collaboration and license revenue pursuant to our collaboration agreements. We have not generated any revenue from commercial product sales to date. Since inception, in connection with our agreements with Novartis, Merck, Biogen Idec, BMS and Pfizer, Bayer and Janssen, Lee’s and Daiichi, we have received payments in the aggregate amount of $220.2 million, as initial upfront payments, contingent consideration and a milestone payment of which $6.5 million is subject to a 50% refund provision, pursuant to our Phase 3 clinical collaboration agreement with BMS and Pfizer.

We may also be entitled to additional milestone payments and other contingent payments upon the occurrence of specific events. Due to the nature of these collaboration agreements and the nonlinearity of the earnings process associated with certain payments and milestones, we expect that our revenue will continue to fluctuate in future periods.

The following table summarizes the sources of our collaboration and license revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Daiichi Sankyo	$1,154	$1,523	$3,424	$3,133
Bayer and Janssen	1,316	676	2,922	2,782
BMS and Pfizer	388	164	1,152	1,109
Lee's Pharmaceutical	54	64	158	189
Total collaboration and license revenue	$2,912	$2,427	$7,656	$7,213

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

We expect our research and development expenses to be similar or slightly lower in the future as we continue to advance our Phase 3 programs through clinical development and prepare for commercialization. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the size and duration of late stage clinical trials as compared to earlier clinical trials and preclinical development. Upon FDA approval of Andexanet alfa in the U.S., which is expected in 2016, a substantial portion of our manufacturing costs will be capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold. The timing and amount of expenses incurred will depend upon FDA approval and the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs. The following table summarizes our research and development expenses incurred by product candidate:

	Phase of	Three Months Ended September 30,		Nine Months Ended September 30,
	Development	2015	2014	2015	2014
		(in thousands)		(in thousands)
Product candidate		(unaudited)		(unaudited)
Betrixaban	Phase 3	$19,878	$16,973	$58,860	$48,297
Andexanet alfa	Phase 2/3/4	25,023	13,147	71,673	35,906
Cerdulatinib	Phase 1/2a	2,671	1,395	8,349	4,042
Syk selective inhibitor	Pre-clinical	(1)	33	93	(30)
Other research and development expenses(1)		833	232	1,589	703
Total research and development expenses(2)		$48,405	$31,780	$140,563	$88,918

(1)     Amounts in all periods include costs for other potential product candidates.

(2)     Our research and development expenses have been reduced by reimbursements of certain research and development expenses pursuant to the cost-sharing provisions of our agreements with Biogen Idec commencing in the fourth quarter of 2011,Global Blood Therapeutics, Inc. commencing in the fourth quarter of 2012.

The program-specific expenses summarized in the table above include costs directly attributable to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses. The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development and manufacturing of our product candidates. We expect our research and development expenses to increase in the future. The process of conducting the necessary clinical research to obtain FDA approval is costly and time consuming. We consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and clinical program may be affected by a variety of factors including: the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. Furthermore, in the past we have entered into collaborations with third parties to participate in the development and commercialization of our product candidates, and we may enter into additional collaborations in the future. In situations in which third parties have control over the preclinical development or clinical study process for a product candidate, the estimated completion dates are largely under the control of such third parties and not under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

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

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of interest received on our cash, cash equivalents and investments, unrealized gains and losses from the remeasurement of our foreign currency deposits and foreign currency forward contracts.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015 except related to stock based compensation as follows.

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

We estimate fair value of market-based performance stock units (PSUs) based on Monte Carlo simulation models. The estimated fair value of PSUs is expensed using an accelerated method over the estimated requisite service period, with no adjustments in the future periods based upon our actual Common Stock price over the performance period. The Monte Carlo simulation models require the use of highly subjective and complex assumptions which determine the fair value of PSUs including price volatility of underlying stock and derived service period.

The assumptions used in calculating the fair value of PSUs and expected attainment of performance-based RSUs represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

Results of operations

Comparison of the three and nine months ended September 30, 2015 and 2014

Revenue

	Three Months Ended September 30,		Increase /	% Increase /	Nine Months Ended September 30,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Collaboration and license revenue	$2,912	$2,427	$485	20%	$7,656	$7,213	$443	6%

The increase in collaboration and license revenue during the three months ended September 30, 2015 was due to $0.5 million received from Bayer and Janssen associated with our Phase 2 agreement, and an increase of $0.4 million associated with our Phase 3 agreements with BMS and Pfizer and Bayer and Janssen which were entered into in the first quarter of 2014. These increases were partially offset by a decrease of $0.4 million following a change in estimate associated with our Daiichi Sankyo Phase 2 agreement in the third quarter of 2014.

The increase in collaboration and license revenue during the nine months ended September 30, 2015 was due $0.5 million received from Bayer and Janssen associated with our Phase 2 agreement, and an increase of $0.3 million associated with our Daiichi Sankyo Phase 3 agreement, which we entered into in the third quarter of 2014. These increases were partially offset by a decrease of $0.4 million associated with our Phase 3 agreements with BMS and Pfizer and Bayer and Janssen, which were entered into in the first quarter of 2014.

We regularly review the estimated periods of performance related to our collaborations based on the progress made under each arrangement. Our estimates of our performance period may change over the course of the collaboration term.

The total consideration received under our Phase 3 agreement with BMS and Pfizer of $13.0 million, subject to a 50% refund provision, is being recognized on a straight-line basis over the estimated performance period through the first quarter of 2018. We are also eligible to receive additional payments up to $10.0 million of contingent and milestones, subject to a 50% refund provision, pursuant to achievement of certain development and regulatory events.

The total consideration received under our Phase 3 agreement with Bayer and Janssen of $10.0 million is being recognized on a straight-line basis over the estimated performance period through the first quarter of 2018. We are also eligible to receive additional payments up to $15.0 million due upon achievement of certain development and regulatory events.

The total consideration received under our Phase 2 agreement with Bayer and Janssen of $5.5 million was recognized as revenue on a straight-line basis through the fourth quarter of 2014 and $0.5 million was recognized in the third quarter of 2015 following the delivery of the final written study report of our Phase 2 proof-of-concept studies of Andexanet alfa.

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

Research and development expenses

	Three Months Ended September 30,		Increase /	% Increase /	Nine Months Ended September 30,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$48,405	$31,780	$16,625	52%	$140,563	$88,918	$51,645	58%

The increase in research and development expenses during the three months ended September 30, 2015 was primarily due to increased program costs of $2.9 million to advance Betrixaban, increased program costs of $11.9 million to advance Andexanet alfa and increased program costs of $1.3 million to advance Cerdulatinib.

The increase in research and development expenses during the nine months ended September 30, 2015 was primarily due to increased program costs of $10.6 million to advance Betrixaban, increased program costs of $35.8 million to advance Andexanet alfa through commercial manufacturing validation to support a BLA submission and commercial launch, increased program costs of $4.3 million to advance Cerdulatinib and $1.0 million to advance other pipeline programs.

We expect our research and development expenses to increase in the future as we continue to advance our product candidates through clinical development and prepare for commercialization. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs.

Selling, general and administrative expenses

	Three Months Ended September 30,		Increase /	% Increase /	Nine Months Ended September 30,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Selling, general and administrative expenses	$10,071	$6,424	$3,647	57%	$27,987	$16,601	$11,386	69%

The increase in selling, general and administrative expenses during the three months ended September 30, 2015 was primarily related to increased headcount-related costs including stock-based compensation expense of $1.6 million, increased commercial launch preparation activities and business development related costs of $2.0 million, and increased payroll expenses and other facilities-related costs of $0.1 million.

The increase in selling, general and administrative expenses during the nine months ended September 30, 2015 was primarily related to increased headcount-related costs including stock-based compensation expense of $5.5 million, higher professional and legal fees to support general corporate activities of $1.7 million, commercial launch preparation activities and business development related costs of $4.0 million, and increased payroll expenses and other facilities-related costs of $0.1 million.

We expect selling, general and administrative expenses to increase in order for us to continue to support our growing business and prepare for commercialization.

Interest and other income (expense), net

	Three Months Ended September 30,		Increase /	% Increase /	Nine Months Ended September 30,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Interest and other income(expense), net	$406	$(16)	$422	2638%	$495	$437	$58	13%

The increase in interest and other income (expense), net during the three months ended September 30, 2015 was primarily due to realized and unrealized foreign exchange gains on foreign currency deposits we held of $0.1 million compared to foreign currency exchange losses of $0.2 million during the three months ended September 30, 2014. These gains and losses are primarily related to fluctuations in the Euro and British Pound compared to the U.S. dollar. Also, there was an increase in interest income of $0.1 million due to higher investment balances during the three months ended September 30, 2015.

The increase in interest and other income (expense), net during the nine months ended September 30, 2015 was primarily due to an increase in interest income of $0.4 million due to higher investment balances during the nine months ended September 30, 2015. This increase was partially offset by an increase of realized and unrealized foreign exchange losses on foreign currency deposits we held of $0.5 million compared to foreign currency exchange losses of $0.2 million during the nine months ended September 30, 2014. These gains and losses are primarily related to fluctuations in the Euro and British Pound compared to the U.S. dollar.

Liquidity and capital resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the sale of equity securities and payments received from our collaboration partners. Our expenditures are primarily related to research and development activities which include clinical trial costs, manufacturing costs and commercial preparation costs. At September 30, 2015, we had available cash, cash equivalents and investments of $356.0 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

On March 13, 2015, we closed an underwritten public offering of 2,495,652 shares of our Common Stock at a public offering price of $40.00 per share. In addition, on March 11, 2015 the underwriters exercised their over-allotment option to purchase an additional 374,348 shares from us at the public offering price. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to an effective shelf registration statement on Form S-3 ASR (File No. 333-199094) previously filed with SEC. The net proceeds from the offering to us including the over-allotment option, net of underwriting discounts, commissions and offering expenses of approximately $0.4 million were approximately $108.4 million.

On October 8, 2014, we closed an underwritten public offering of 6,200,000 shares of our Common Stock, at a public offering price of $26.00 per share. In addition, on October 3, 2014, the underwriters of the offering exercised their over-allotment option to purchase an additional 930,000 shares from us at the public offering price. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to an effective registration statement on Form S-3 ASR (File No. 333-199094). The net proceeds from the offering to us including the over-allotment option, net of underwriting discounts and commissions and offering costs of approximately $10.7 million, were approximately $174.7 million.

In 2013, we closed public offerings of 16,052,684 shares of Common Stock that resulted in net proceeds of approximately $245.7 million.

Since inception, in connection with our agreements with Novartis, Merck, Biogen Idec, BMS and Pfizer, Bayer and Janssen, Lee’s, and Daiichi Sankyo we have received payments in the aggregate of $220.2 million, as initial upfront payments, contingent consideration and a milestone payment. In addition, we have received proceeds of $317.3 million from the sale of our convertible preferred stock which were subsequently converted to Common Stock upon the effective date of our initial public offering in May 2013.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)
	(in thousands, except percentages)
Cash used in operating activities	$(150,067)	$(56,647)	$93,420	165%
Cash provided by/(used) in investing activities	$51,117	$(11,677)	$62,794	538%
Cash provided by financing activities	$119,158	$3,695	$115,463	3125%
Net increase/(decrease) in cash	$20,208	$(64,629)	$84,837	131%

Cash used in operating activities

Cash used in operating activities was $150.1 million for the nine months ended September 30, 2015, reflecting a net loss of $160.4 million, which was decreased by non-cash charges of $16.0 million for stock-based compensation, $2.5 million for amortization of premium on investments and $0.9 million for depreciation and amortization. Cash used in operating activities also reflected a decrease in net operating assets of $9.2 million, primarily due to an increase in prepaid expenses and other current assets of $14.8 million primarily reflecting clinical trial and manufacturing upfront fees, a decrease in deferred revenue of $7.2 million due to the recognition of collaboration revenue earned from our collaboration agreements, and a decrease in accounts payable of $4.5 million. Cash used in operating activities also reflected an increase in accrued and other liabilities of $12.6 million due to increased research and development and clinical study related costs, a decrease in prepaid and other long-term assets of $2.6 million as a portion of our upfront manufacturing batch costs will be recognized within twelve months, an increase in other long-term liabilities of $1.5 million due to higher deferred rent following the lease renewal for our corporate headquarters in South San Francisco, and an increase in accrued compensation and employee benefits of $0.4 million to support increased headcount. Cash used in operating activities was $56.6 million for the nine months ended September 30, 2014 reflecting a net loss of $97.9 million, which was decreased by non-cash charges of $6.9 million for stock-based compensation, $2.7 million for amortization of premium on investments and $1.1 million for depreciation and amortization. Cash used in operating activities also reflected an increase in net operating assets of $30.4 million primarily due to an increase in deferred revenue of $33.8 million related to upfront payments from BMS and Pfizer, subject to a 50% refund provision, Bayer and Janssen and Daiichi Sankyo in the nine months ended September 30, 2014, partially offset by the recognition of collaboration revenue earned of $7.2 million from our collaboration agreements, increases in accounts payable and accrued and other liabilities of $6.8 million related to higher clinical study and related costs as we continue to increase our research and development activities. Cash used in operating activities also reflected an increase in prepaid expenses and other current assets of $0.8 million primarily reflecting recognition of clinical trial upfront fees upon contract execution of $0.3 million, withholding tax receivable on our Bayer collaboration payment of $1.0 million,  partially offset by a reduction in unrealized gains on our foreign currency forward contracts of $0.4 million and interest receivable on our investment portfolio of $0.2 million in the nine months ended September 30, 2014.

Cash provided by/used in investing activities

Cash provided by investing activities of $51.2 million for the nine months ended September 30, 2015 was primarily related to proceeds from maturities of investments of $241.4 million, partially offset by purchases of investments of $187.2 million and fixed assets purchases of $3.1 million.

Cash used in investing activities of $11.7 million for the nine months ended September 30, 2014 was primarily related to purchases of investments of $156.0 million and capital equipment purchases of $1.3 million, partially offset by proceeds from maturity of investments of $145.7 million.

Cash provided by financing activities

Cash provided by financing activities of $119.2 million for the nine months ended September 30, 2015 was related to proceeds from a public offering of our Common Stock of $108.4 million and $10.7 million in proceeds from the issuance of Common Stock pursuant to equity award plans.

Cash provided by financing activities of $3.7 million for the nine months ended September 30, 2014, was related to $3.9 million in proceeds from the exercise of stock options and proceeds from employee stock purchase program purchases, offset by offering costs related to our October 2014 public offering of $0.2 million.

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

Off-balance sheet arrangements and contractual obligations

On July 1, 2014, we entered into a commercial supply agreement with CMC Biologics, pursuant to which CMC Biologics will manufacture clinical and commercial supply of Andexanet alfa and perform pre-validation and validation work on our behalf. Total fixed commitments under the agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments, are $293.9 million over the life of the agreement from 2014 through 2021.

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

As of September 30, 2015, we have not provided financial, or other, support to CMC Biologics that was not previously contractually required. The upfront and reservation payment of $14.6 million recorded as $12.3 million in prepaid and other long-term assets and $2.3 million in prepaid expenses and other current assets and the batch initiation payments of $14.1 million recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet represents our maximum exposure to loss under this agreement at September 30, 2015. The upfront payment will be charged to research and development expense, prior to regulatory approval of Andexanet alfa, as the batches are delivered.  We are currently not able to quantify the exposure to losses associated with the fixed pricing terms of this agreement.

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

There were no other material changes during the nine months ended September 30, 2015 outside the ordinary course of business in our specified contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2015, we had cash, cash equivalents and investments of $356.0 million consisting of cash and liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development, manufacturing, regulatory and commercialization activities with vendors in Europe. Beginning in 2012, we have utilized foreign currency forward contracts to mitigate our exposure to foreign currency gains and losses. We made payments in the aggregate amount of €17.6 million and €19.6 million to our European vendors during the nine months ended September 30, 2015 and 2014, respectively. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the nine months ended September 30, 2015, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In assessing these risks, you should also refer to other information contained in this quarterly report on Form 10-Q, including our Condensed Consolidated Financial Statements and related Notes. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our annual report on Form 10-K for the year ended December 31, 2014.

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have incurred significant losses since 2012, and expect to incur substantial and increasing losses as we continue to develop and commercialize our product candidates.

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. We expect to incur substantial and increasing losses as we continue to develop and commercialize our product candidates. As of September 30, 2015, we had an accumulated deficit of approximately $583.2 million.

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
•

establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize products for which we may obtain regulatory approval, including process improvements in order to manufacture Andexanet alfa at commercial scale; and

•

enhance operational, compliance, financial, quality and information management systems and hire more personnel, including personnel to support development of our product candidates and support our commercialization efforts.

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

•	the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future drugs that compete with our product candidates;
•	future accounting pronouncements or changes in our accounting policies; and
•	the changing and volatile global economic environment.

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

We are advancing multiple product candidates through the research and clinical development process. The completion of the development and the preparation for commercialization of our product candidates, will continue to require substantial funds. As of September 30, 2015, we had $356.0 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	the rate of progress and cost of our clinical studies;
•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;
•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution and general corporate and commercial infrastructure;
•	the possible development of additional product candidates, including through in-licensing and acquisitions;

•	the degree and rate of market acceptance of any products launched by us or future partners;
•	our ability to enter into additional collaboration, licensing, commercialization or other financing arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

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

RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

Our success depends heavily on the approval and successful commercialization of our lead product candidates, Betrixaban and Andexanet alfa, along with Cerdulatinib. Clinical studies of these product candidates may not be successful. If we are unable to commercialize one or more of our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources into the development of Betrixaban, Andexanet alfa and, to a lesser extent, Cerdulatinib and our selective Syk inhibitor program. Our ability to generate product revenue, which will not occur until after regulatory approval, if ever, will depend on the successful development, regulatory approval and eventual commercialization of one of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical studies;
•	our ability to reach agreement with the FDA and other regulatory authorities on the appropriate regulatory path for approval of our product candidates;
•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States for our product candidates;
•	establishing commercial manufacturing arrangements with third parties;
•	commercializing any product candidate that may be approved, whether alone or in collaboration with others;
•	ability to manufacture product commercially at acceptable costs;
•	acceptance of any approved product by the medical community, third-party payors and patients;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of the product following approval; and
•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

Similarly, the favorable results from our Phase 2 proof-of concept studies of Andexanet alfa, evaluating the effect of Andexanet alfa in healthy volunteers taking apixaban, rivaroxaban, edoxaban or enoxaparin may not be predictive of success in our Phase 4 study or other later studies, if any. In addition, although part 1 of each of our Phase 3 ANNEXA-A (apixaban) and ANNEXA-R (rivaroxaban) studies demonstrated that, for the primary efficacy endpoint, an intravenous bolus of Andexanet alfa immediately and significantly reversed the anticoagulation activity of apixaban and rivaroxaban, and part 2 of each of our ANNEXA-A and ANNEXA-R studies demonstrated that, for all the primary and secondary endpoints, an intravenous bolus of Andexanet alfa followed by a continuous two-hour infusion sustained the reversal of anticoagulation activity of apixaban and rivaroxaban, these positive results may not be predictive of success in our ANNEXA-4 confirmatory study in certain patients receiving apixaban, rivaroxaban, edoxaban or enoxaparin who present with acute major bleeding. We also do not yet know how the results from our clinical studies of Andexanet alfa in healthy volunteers who have received a Factor Xa inhibitor followed by Andexanet alfa will translate into clinical outcomes in patients. Moreover, the results from our studies to date of Andexanet alfa may not address the effect of repeat doses or allow a determination of the optimal therapeutic dose of Andexanet alfa for our intended target patient population.

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

For example, the ANNEXA-4 study of Andexanet alfa is our first experience in patients with major bleeding who are receiving a factor Xa inhibitor. Because we have no first-hand enrollment experience in this patient population, our enrollment forecasts are estimated based on our understanding of enrollment experience of similar studies conducted by others in similar patient populations.  Our current forecasts suggest that enrolling up to 270 patients should ensure that a sufficient number are able to be included in the primary analysis. However, if after enrolling 270 patients, the true number of evaluable patients is less than required, it may be necessary to continue enrolling additional patients beyond the planned 270. Enrollment of additional patients (or slower than anticipated enrollment of the currently planned 270 patients) could increase the cost and duration of the study, and could result in alterations of the clinical plan including, but not limited to, opening of additional sites or geographic regions, both of which would result in increased costs. In addition, our Cerdulatinib clinical studies will require enrollment of patients who have failed current therapies or have relapsed due to mutations. Finding and enrolling a sufficient number of patients for our expansion cohorts could be difficult, time consuming and expensive because competition for clinical patients in the oncology space is often highly competitive and we have limited experience enrolling oncology patients in clinical trials. ,

Even if Andexanet alfa is approved by the FDA, this approval may be limited to certain indications, additional clinical studies and regulatory applications may be required to expand Andexanet alfa indications and we can provide no assurances that such additional clinical studies or regulatory applications will be successful.

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

In November 2013, the FDA granted breakthrough therapy designation for Andexanet alfa which allows for an Accelerated Approval process. The Accelerated Approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a surrogate biomarker endpoint that is considered reasonably likely to predict clinical benefit rather than a clinical endpoint such as survival or irreversible morbidity. Use of an Accelerated Approval process provides a shortened timetable to approval, but a Phase 4 clinical study with clinical endpoints that will confirm the validity of the surrogate endpoint(s) must be ongoing at the time our biologics license application, or BLA, is submitted and some early patient data will be required by the FDA to support the BLA. This study will continue into commercialization. Because of the accelerated timelines required for Accelerated Approval, we may require more time and incur greater costs than anticipated and may not succeed in timely manufacture of drug supply or in obtaining regulatory approval of Andexanet alfa. In addition, the FDA may subsequently determine that the studies conducted by us were insufficient to support approval or require us to conduct extensive post-approval studies. In connection with the breakthrough therapy designation of Andexanet alfa, the FDA division overseeing the review of Andexanet alfa is conducting a thorough review of the accelerated approval plan for Andexanet alfa with a group that includes us, senior FDA officials and representatives from other FDA divisions overseeing other anticoagulant reversal agents.

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

For example, while there are no approved therapies for VTE prophylaxis in acute medically ill patients approved for use beyond the typical hospitalization period, there are therapies available for in-hospital use and physicians may not be willing to change their current in-hospital treatment practices in favor of Betrixaban. If our product candidates are approved but do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable on a sustained basis.

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

In particular, we face uncertainties and risks associated with scaling up the manufacturing for Andexanet alfa. Andexanet alfa is a recombinant biological molecule, or biologic, rather than a small molecule chemical compound like our other product candidates. The manufacture of biologics involves complex processes, typically including developing cell lines or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. The cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process is more complex and can be difficult to reproduce. There is no guarantee we will be successful in establishing a larger-scale commercial manufacturing process for Andexanet alfa which achieves our objectives for manufacturing capacity and cost of goods. Due to the high cost to manufacture Andexanet alfa and the inherent uncertainty related to manufacturing costs, there is a relatively greater risk that Andexanet alfa may not be commercially viable.

Andexanet alfa used in our clinical studies is currently produced for us by a third-party contract manufacturer, CMC ICOS Biologics, Inc., or CMC Biologics, who will also support our initial BLA submission and initial commercial launch in the U.S. However, to support broader U.S. and worldwide supply with a lower cost, we must also increase production capacity at CMC Biologics, add production from Lonza, Inc., or Lonza, or another larger-scale manufacturer, and improve the manufacturing process to increase the yield and lower the manufacturing costs. Developing a commercial manufacturing process with two separate commercial manufacturing organizations increases the cost and complexity of commercial manufacturing which could increase the risk of successful implementation of our commercial manufacturing supply strategy.

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

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do. *

The development and commercialization of new therapeutic products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell direct or indirect Factor Xa inhibitors for use in various disease states, including injectable Factor Xa inhibitors for the prevention of VTE in acute medically ill patients. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.

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

While there are no therapies approved specifically as antidotes for Factor Xa inhibitors, we are aware of at least one drug candidate being studied in early stage clinical trials as a potential antidote to Factor Xa inhibitors. In addition, in December 2014, Bristol-Myers Squibb Company and Pfizer Inc. announced that a clinical trial of 15 healthy human subjects demonstrated that 4-factor prothrombin complex concentrate may affect the steady-state pharmacodynamics effects of Eliquis (apixaban). 3Andexanet alfa, if approved, may compete with other currently approved treatments designed to enhance coagulation, such as fresh frozen plasma, prothrombin complex concentrates, recombinant Factor VIIa or whole blood. Although there is no clinical evidence supporting the use of such treatments in patients taking Factor Xa inhibitors, physicians may choose to use them because of familiarity, cost or other reasons. In addition, we are aware that several companies have conducted preclinical research on compounds intended to be antidotes for Factor Xa inhibitors.

Also, in October 2015, Boehringer Ingelheim Corporation obtained FDA and EMA approvals of idarucizumab for the reversal of the anticoagulant effect of Pradaxa (dabigatran) for emergency/urgent procedures or in life-threatening or uncontrolled bleeding. Although idarucizumab is  a specific reversal agent for Pradaxa, a direct thrombin inhibitor, rather than a Factor Xa inhibitor, to the extent the availability of a specific reversal agent leads to increased adoption of direct thrombin inhibitors such as Pradaxa rather than Factor Xa inhibitors or low molecular weight heparins, the demand for Andexanet alfa as a specific reversal agent for Factor Xa inhibitors and low molecular weight heparins could also be reduced.

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

We also rely on other third parties to store and distribute supplies for our clinical studies. Any performance failure on the part of our existing or future distributors could delay clinical development or regulatory approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue

We rely on third-party contract manufacturing organizations to manufacture and supply our product candidates for us. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers. We may also face significant delays in the development and commercialization of our product candidates.

We do not own facilities for clinical-scale or commercial manufacturing of our product candidates and we rely on third-party suppliers to manufacture each of our product candidates. For example, we rely on Hovione Inter Limited to produce the active pharmaceutical ingredient for Betrixaban for our APEX study, we have contracted with CMC Biologics to expand its production capacity of Andexanet alfa bulk drug substance to support our potential U.S. commercial launch, and we have engaged Lonza to develop a new, higher-capacity and lower cost process for Andexanet alfa bulk drug substance in order to support our broader, worldwide commercialization strategy. We have not yet entered into a commercial supply agreement for the manufacture of Betrixaban but will be required to do so to manufacture commercial supply. We also rely or expect to rely on other third party providers for lyophilization, packaging, labeling and supply chain distribution. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug product necessary for our clinical and commercial supply needs, or if any single source supplier terminates the agreement in response to a breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product candidate until a qualified alternative supplier is identified, which could also significantly delay the development of, and impair our ability to commercialize, our product candidates.

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

Any termination or disruption of our collaboration with potential collaborators could result in delays in the development and commercialization of our product candidates, increases in our costs to develop and commercialize the product candidate, or the termination of development of a product candidate.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical studies and will face an even greater risk if we commercially sell any products that we may develop. For example, the manufacturers of currently marketed Factor Xa inhibitors and other manufacturers of anti-coagulants have faced substantial litigation due to certain alleged bleeding risks. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights.

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

In addition to our patented technology and products, we rely upon trade secrets, including unpatented know-how, technology and other proprietary information to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and our collaborators and consultants. We also have agreements with our employees and consultants that obligate them to assign their inventions to us. However, it is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees, consultants or collaborators that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could be disclosed, misappropriated or otherwise become known or be independently discovered by our competitors. In addition, intellectual property laws in foreign countries may not protect our intellectual property to the same extent as the laws of the United States. If our trade secrets are disclosed or misappropriated, it would harm our ability to protect our rights and have a material adverse effect on our business.

We may be subject to claims that our employees have wrongfully used or disclosed intellectual property of their former employers. Intellectual property litigation or proceedings could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property-related proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

The regulations that govern marketing approvals, pricing and reimbursement for new therapeutic products vary widely from country to country. Some countries, including European Union, or EU, member countries, require approval of the sale price of a product before it can be marketed. In many countries, including EU member countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenue we are able to generate from the sale of the product in that country.

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

We may pursue commercialization of our future products in international markets, either through distribution and marketing partners or our own commercial organization.  In order to market our future products in the European Economic Area, or EEA, and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. Before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to substantial penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our stock price may be volatile, and investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past and may be volatile in the future. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our stock. The market price for our common stock may be influenced by many factors, including the following:

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

Based, in part, on a review of SEC filings, we believe that our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own close to half of our outstanding shares of common stock, based on shares of common stock outstanding as of September 30, 2015. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts may cease to publish research on our company at any time in their discretion. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline. In addition, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If our operating results fail to meet the forecasts of analysts, our stock price will likely decline.

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

Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.5 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $40.3 million as of September 30, 2015, based on the closing price of our common stock of $42.62 on such date in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

PORTOLA PHARMACEUTICALS, INC.

November 9 , 2015	By:	/s/ William Lis
William Lis
Chief Executive Officer

November 9, 2015	By:	/s/ Mardi C. Dier
Mardi C. Dier
Chief Financial Officer

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.3	Third Amended and Restated Investor Rights Agreement, dated as of November 11, 2011, by and among Portola Pharmaceuticals, Inc., and certain of its stockholders.	S-1	333-187901	10.6	4/12/2013

4.4	Warrant to Purchase Shares of Series A Preferred Stock by and between the registrant and General Electric Capital Corporation, dated January 21, 2005.	10-Q	001-35935	4.4	11/06/2013

4.6	Warrant to Purchase Shares of Series B Preferred Stock by and between Portola Pharmaceuticals, Inc., and Comerica Incorporated, dated September 29, 2006.	10-Q	001-35935	4.6	11/06/2013

4.7	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006.	10-Q	001-35935	4.7	11/06/2013

4.8	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and HCP Life Science Assets TRS, LLC, dated December 15, 2006.	10-Q	001-35935	4.8	11/06/2013

4.9	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and Bristow Investments, L.P., dated December 15, 2006.	10-Q	001-35935	4.9	11/06/2013

10.5+*	Amended Non-Employee Director Compensation Policy.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

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