Form 10-K
period 2015-12-31
PORTOLA PHARMACEUTICALS INC
filed 2016-02-29
CIK 1269021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1.26 billion computed by reference to the last sales price of $45.55 as reported by the NASDAQ Global Select Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 22, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 56,362,311.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on or about June 17, 2016, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2015.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words, such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “potential,” “seek,” “expect,” “goal” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our estimates and projections for the clinical development of our product candidates, including clinical research and trials, regulatory approvals and commercial launches, both in the U.S. and abroad;
•	our ability to scale up manufacturing of our product candidates to commercial scale;
•	potential indications for our product candidates;
•

our expectation that our existing capital resources will be sufficient to enable us to complete our ongoing Phase 3 clinical study of Betrixaban, advance our Phase 4 Biologics License Application enabling studies and related manufacturing of Andexanet alfa and our Phase 1/2a proof-of-concept studies of Cerdulatinib in hematologic cancers;

•	our discussion of perceived and projected competitive advantages of our product candidates;
•	the projected patient populations targeted by our product candidates;
•	the projected dollar amounts of market opportunities for our product candidates;
•	our ability to successfully commercialize our product candidates;
•	the rate and degree of market acceptance of our product candidates;
•	our ability to successfully build a hospital-based sales force and commercial infrastructure;
•	our ability to compete with branded and generic Factor Xa inhibitors;
•	our ability to obtain and maintain intellectual property protection for our products;
•	the actual receipt and timing of any milestone payments or royalties from our collaborators;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
•	our ability to identify, develop, acquire and in-license new products and product candidates;
•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;
•	our financial performance; and
•	developments and projections relating to our competitors or our industry.

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

Our Phase 3 programs address significant unmet medical needs in the area of thrombosis, or blood clots. Betrixaban, a U.S. Food and Drug Administration, or FDA,-designated Fast-Track novel oral once-daily inhibitor of Factor Xa, or fXa, is in a Phase 3 clinical trial for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, or VTE, in acute medically ill patients for 35 days of in-hospital and post-discharge use. We completed enrollment of 7,514 patients in the fourth quarter of 2015 and expect to report top line data from our APEX study in early April 2016. Currently, there is no anticoagulant approved for extended duration VTE prophylaxis in the acute medically ill population. Our second Phase 3 compound Andexanet alfa, an FDA-designated  breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a fXa inhibitor. Andexanet alfa has potential indications for patients anticoagulated with a direct or indirect fXa inhibitor when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery or urgent procedures. We filed a Biologics License Application, or BLA, to the FDA in the first quarter of 2016. We have completed Phase 3 registration studies in healthy volunteers and are currently evaluating Andexanet alfa in Phase 2 clinical trials. We are also conducting a Phase 4 confirmatory trial in patients. Our third product candidate, Cerdulatinib, is an orally available dual kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and Janus kinases, or JAK, enzymes that regulate important signaling pathways.  Cerdulatinib is being developed for hematologic, or blood, cancers and inflammatory disorders. We are currently conducting a Phase 1/2a proof-of-concept study for Cerdulatinib in patients with non-Hodgkin’s lymphoma, or NHL, or chronic lymphocytic leukemia, or CLL, who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations. In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues. Based on interim Phase 1 data, we plan to advance Cerdulatinib to the Phase 2a portion of the study, which includes expansion cohorts in select hematologic cancers. We also have a program of highly selective Syk inhibitors, one of which is partnered with Ora Inc., or Ora.

We have full worldwide commercial rights to Betrixaban and Cerdulatinib and to Andexanet alfa outside of Japan. In January 2016, we licensed commercial rights to Andexanet alfa in Japan to Bristol-Myers Squibb Company, or BMS, and Pfizer Inc., or Pfizer. We believe we can maximize the value of our company by retaining substantial commercialization rights to these three product candidates and, where appropriate, entering into additional partnerships to develop and commercialize these product candidates. We plan on building a successful enterprise to commercialize Betrixaban and Andexanet alfa, using a hospital-based sales team in the United States and possibly other major markets and with additional partners in other territories.

Betrixaban

Betrixaban is a novel oral once-daily inhibitor of fXa in development for extended duration VTE prophylaxis in acute medically ill patients for 35 days of in-hospital and post-discharge use. Acute medically ill patients are those who are hospitalized for serious non-surgical conditions, such as heart failure, stroke, infection, rheumatic disorders and pulmonary disorders. We estimate that in the G7 countries in 2014 there were 22.5 million acute medically ill patients for whom VTE prophylaxis was recommended by medical treatment guidelines. The current standard of care for VTE prophylaxis in this population is enoxaparin, an injectable low molecular weight heparin that is approved for deep vein thrombosis, or DVT, prophylaxis in medical patients who are at risk for thromboembolic complications due to severely restricted mobility during acute illness. The usual duration of administration of enoxaparin is 6 to 11 days. According to IMS Health Incorporated, or IMS, a healthcare industry information provider, worldwide sales of enoxaparin for 2015 were $2.9 billion. The use of enoxaparin in acute medically ill patients accounted for approximately $1.4 billion of these sales.

Multiple large, global trials have demonstrated that there is substantial risk of VTE in acute medically ill patients with restricted mobility and other risk factors beyond the standard course of enoxaparin. Our Phase 3 APEX study was designed to use biomarkers to identify and enroll patients most likely to benefit from therapy with Betrixaban. Specifically, these patients have elevated blood levels of D-dimer or are over age 75. There have been numerous publications highlighting the role of these two prognostic markers in identifying patients at extended risk of VTE. The MAGELLAN trial sponsored by Bayer Pharma AG, or Bayer, and Janssen Pharmaceuticals, Inc., or Janssen, which evaluated administration of rivaroxaban for an extended period, demonstrated that the incidence of VTE-related death rose four-fold over several weeks after hospital discharge and the discontinuation of treatment. However, there are no therapies approved for use beyond 14 days despite the ongoing risk of VTE faced by these patients for 35 days or more following hospital admission. We are developing Betrixaban to be the first oral fXa inhibitor approved for use in acute medically ill patients and the first anticoagulant approved for extended period hospital-to-home VTE prophylaxis in these patients. We believe the addressable market opportunity for Betrixaban could range from $3.0 billion to $4.0 billion, annually, by 2020.

In 2012, we initiated our pivotal biomarker-based Phase 3 APEX study, a randomized, double-blind, double dummy, active-controlled, multicenter, multinational study to evaluate a once-daily dose of Betrixaban for 35 days for superiority as compared to in-hospital administration of enoxaparin once daily for 6 to 14 days followed by placebo for the remainder of the study period. Our APEX study was conducted in 35 countries worldwide. In the third quarter of 2015, we completed a planned protocol-defined sample size re-assessment and increased the size of the trial from 6,850 to approximately 7,500 patients. The increase in sample size was designed to ensure APEX statistical power for the primary efficacy analysis patient cohort and increases power in the overall patient population analysis. We have submitted our statistical analysis plan to the FDA. We completed APEX patient enrollment in the fourth quarter of 2015 and expect to report top line data from the study in early April 2016, and assuming positive trial results, we expect to submit a new drug application, or NDA, to the FDA in the third quarter of 2016. In the fourth quarter of 2015, Betrixaban received Fast-Track designation from the FDA for prevention of blood clots in acute medically ill patients. Fast-Track designation is generally intended by the FDA to facilitate the development, and expedite the review, of drugs which treat a serious or life-threatening condition and fill an unmet medical need.

We believe Betrixaban has the potential to succeed in the targeted patient population, in part due to its validated mechanism of action, but also most importantly, due to its properties that differentiate it from other anticoagulants.  First, it has the longest half-life of all the fXa inhibitors, making it a true, once-daily therapy allowing for a narrow peak-to-trough concentration ratio that helps maintain a less variable anticoagulant effect over the course of a day.  Second, it has the lowest renal clearance of all of the fXa inhibitors, which may result in a lower rate of bleeding. Finally, it is not metabolized in the liver by an enzyme called CYP 3A4, which may result in reduced potential for drug-on-drug interactions. These properties are critically important for acute medically ill patients who are often renally compromised and on multiple concomitant medications.

In early 2013, we entered into a clinical collaboration agreement with Lee’s Pharmaceutical (HK) Ltd, or Lee’s, to jointly expand our Phase 3 APEX study of Betrixaban into China with an exclusive option for Lee’s to negotiate for the exclusive commercial rights to Betrixaban in China. We completed APEX enrollment before the parties were able to find a regulatory pathway to expand the study into China.

Andexanet alfa

Andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a fXa inhibitor. Andexanet alfa has potential indications for patients anticoagulated with a direct or indirect fXa inhibitor when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery or urgent procedures. Currently, there is no antidote or reversal agent approved for use against fXa inhibitors. Leading clinicians have identified, and the FDA has recognized, the lack of an effective reversal agent for fXa inhibitors as a significant unmet clinical need. Based on industry data, we estimate that in 2020, between 23 million and 36 million patients will be treated with fXa inhibitors, including low molecular weight heparins, for short-term use or chronic conditions. Clinical trial results suggest that, depending on their underlying medical condition, annually between 1% and 4% of these patients may experience a major bleeding event and an additional 1% may require emergency surgery. We believe that Andexanet alfa, if approved, has the long-term potential to address a total worldwide market in excess of $2.0 billion.

Andexanet alfa is the first therapy to demonstrate reversal of the anticoagulant activity of fXa inhibitors as measured by anti-fXa levels. We have completed two Phase 3 ANNEXATM (Andexanet Alfa a Novel Antidote to the Anticoagulant Effects of fXa Inhibitors) studies – one with Bristol-Myers Squibb Company, or BMS, and Pfizer Inc.’s, or Pfizer’s, fXa inhibitor, apixaban and one with Bayer Pharma AG, or Bayer, and Janssen Pharmaceuticals, Inc., or Janssen’s, fXa inhibitor, rivaroxaban. Our Phase 3 studies each consisted of two parts. In the first part of each study, the effect of a single bolus of Andexanet alfa was evaluated in healthy volunteers who had been given apixaban or rivaroxaban. In the second part of each study, the ability of Andexanet alfa to sustain reversal of the anticoagulant effects of apixaban and rivaroxaban was evaluated by administering a bolus plus infusion of Andexanet alfa to healthy volunteers who had been given apixaban or rivaroxaban. The first part of our Phase 3 ANNEXA studies of a single bolus of Andexanet alfa with apixaban and with rivaroxaban met their primary and secondary endpoints with high statistical significance (p-values of less than 0.0001).The second part of our Phase 3 ANNEXA studies of a bolus plus infusion of Andexanet alfa with apixaban and with rivaroxaban both also met their primary and secondary endpoints with high statistical significance (p-value of less than 0.0001). In November 2015, the data from the Phase 3 studies was published in the New England Journal of Medicine. In early 2015, we initiated a Phase 4 ANNEXA confirmatory patient study, as agreed to by the FDA and European Medicines Agency, or EMA. This study is part of an accelerated approval pathway in the United States for Andexanet alfa. This open-label, single-arm study is being conducted in patients receiving apixaban, rivaroxaban, edoxaban or enoxaparin (a low molecular weight heparin) who present with certain acute major bleeds. Pursuant to active and ongoing discussions with the FDA, we included data from a small number of patients from this study in our Biologics License Application, or BLA, which we filed in early 2016 for conditional approval.

We have also completed a series of Phase 2 proof-of-concept studies evaluating the safety and activity of Andexanet alfa in healthy volunteers who were administered one of several fXa inhibitors. Analysis of anticoagulation markers in blood samples taken from the subjects in these studies demonstrated that Andexanet alfa produced immediate reversal of anticoagulant activity of the fXa inhibitors apixaban, rivaroxaban, edoxaban and enoxaparin and that the reversal could be sustained. Additionally, we are conducting a Phase 2 proof-of-concept study evaluating the reversal of Betrixaban.

We have entered into collaboration agreements with BMS and Pfizer, Bayer and Janssen, and Daiichi Sankyo, Inc., or Daiichi Sankyo, to support Phase 2 and Phase 3 clinical studies with apixaban, rivaroxaban and edoxaban, respectively. We have also entered into licensing and collaboration agreements with BMS, Pfizer and Bayer to obtain the right to pursue final regulatory approval and commercialize Andexanet alfa as a reversal agent in Japan. We retain commercial rights with respect to Andexanet alfa outside of Japan.

Cerdulatinib

In addition to our thrombosis compounds, we are developing orally available kinase inhibitors to treat hematologic disorders and inflammation.  Cerdulatinib is an orally available, potent inhibitor of Syk and JAK, enzymes that regulate two important signaling pathways.  Scientists have demonstrated that both Syk and JAK play key roles in various hematologic cancers and inflammatory diseases. We are developing Cerdulatinib for treatment of certain B-cell hematologic cancers. We are conducting a Phase 1/2a proof-of-concept study of Cerdulatinib in NHL, and CLL, patients. In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues. We are exploring alternate dosing regimens and formulations to get a higher exposure of Cerdulatinib in patients.  Based on interim Phase 1 data we plan to advance Cerdulatinib into the Phase 2a portion of the study in 2016 which includes expansion cohorts in select hematologic cancers.

Syk-selective inhibitors

Syk is an important mediator of immune response in a number of different types of immune cells. We have a program of highly selective Syk inhibitors, one of which is partnered with Ora. Ora is leading the pre-clinical study of a selective Syk inhibitor for allergic conjunctivitis.

In May 2015, our Biogen Idec agreement was terminated in its entirety, and we entered into a license and collaboration agreement with Ora pursuant to which we granted Ora an exclusive license to co-develop and co-commercialize one of our specific Syk inhibitors, PRT02761. Ora has the primary responsibility for conducting the research and development and regulatory activities under this agreement. We are obligated to provide assistance in accordance with the agreed-upon development plan, as well as participate on various committees.

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

We may opt out of the agreement any time prior to 90 days after an End of Phase 2 meeting with the FDA. The timing of the exercise of our opt out rights would impact any future royalties we would be entitled to receive from Ora. Each party may also buy out the rights and interests in the licensed compound by paying the greater of $6.0 million or two times the actual aggregate development cost incurred by both parties on or before the date that is 90 days after an End of Phase 2 meeting with the FDA.

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

Complete the clinical development of Betrixaban. We completed enrollment in our global pivotal Phase 3 clinical study, APEX, in the fourth quarter of 2015 and plan to release top line data from this study in early April 2016. APEX, is evaluating the efficacy and safety of our lead product candidate Betrixaban for extended duration VTE prophylaxis during a hospital stay as well as post-discharge for 35 days in acute medically ill patients with restricted mobility and other risk factors. If APEX is successful and we receive regulatory approval, Betrixaban will be the first anticoagulant approved based on a biomarker approach for the multi-billion dollar market for extended VTE prophylaxis in acute medically ill patients, both in the hospital and after discharge.

Advance Andexanet alfa through an expedited development and approval process. We are pursuing an Accelerated Approval pathway for our FDA-designated breakthrough therapy and orphan drug, Andexanet alfa. Based on clinical trial results and discussions with the FDA, we believe that the FDA supports our pursuit of this approval pathway. Based on our Phase 3 ANNEXA clinical studies in healthy volunteers, we filed a BLA for conditional approval in the first quarter of 2016, which included a small amount of patient data from our Phase 4 ANNEXA-4 confirmatory study, which was initiated in early 2015. Additionally, we are in the process of scheduling meetings with our appointed rapporteurs representing the EMA regarding our plan to submit a Marketing Authorization Application, or MAA, through a centralized procedure for conditional approval in Europe.

Commercialize Betrixaban and Andexanet alfa, if approved, in the United States using a hospital-focused sales force. We plan to commercialize both of our thrombosis product candidates with a U.S. hospital-based sales force of approximately 100 to 150 sales representatives. We believe we will be able to address the multi-billion dollar markets for our thrombosis products with a targeted sales and marketing effort because hospitals represent a concentrated customer base as compared to primary care or specialty physicians. We have licensed commercial rights to Andexanet alfa in Japan to BMS and Pfizer. Outside the United States, we are evaluating our commercial strategy.

Advance Cerdulatinib for treatment of hematologic cancers. We are currently evaluating Cerdulatinib in a Phase 1/2a proof-of-concept study in NHL and CLL. In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues. Based on interim Phase 1 data, we plan to advance Cerdulatinib into the Phase 2a portion of the study in 2016 which includes expansion cohorts in select hematologic cancers. Cerdulatinib targets two key signaling pathways that can promote cancer cell growth. This product candidate has the potential for broad activity in hematologic cancers because it blocks the B-cell receptor pathway via Syk and key cytokine receptors via JAK. Our strategy for Cerdulatinib is to focus on patients that have shown limited response to other therapies or have relapsed or do not respond due to mutations.

Deploy capital strategically to develop our portfolio of product candidates and create value. We expect to continue to deploy most of our capital resources to develop and commercialize Betrixaban and Andexanet alfa and to a lesser extent, advance Cerdulatinib into clinical expansion cohorts. It is our strategy to leverage established clinical trial design principles as well as proactive engagement with relevant regulatory authorities to advance these candidates towards key value inflection points in a capital-efficient manner. In parallel with these efforts, we have entered into and anticipate that we will continue to seek and evaluate partnerships that provide support for the further development of our product candidates while retaining significant economic and commercial rights. We believe that this combination of independent development and partnering activity may allow us to realize the substantial potential value of our product candidates while reducing our capital requirements.

Product candidates

Our development pipeline, summarized in the table below, includes three wholly owned compounds and one partnered program.

Development pipeline

Product	Description	Stage	Indication	Worldwide commercial rights

Betrixaban	Oral fXa inhibitor	Phase 3	Extended duration VTE prophylaxis in acute medically ill patients in-hospital and post discharge for 35 days	Portola

Andexanet alfa	Antidote for fXa inhibitors	Phase 3 and Phase 4	Reversal of fXa inhibitor anticoagulation	Portola (excluding Japan)

Cerdulatinib	Oral Dual Syk and JAK inhibitor	Phase 1/2a	B-cell hematologic cancers	Portola

Syk-selective inhibitors	Syk inhibitor	Pre-clinical	Allergic conjunctivitis	Ora

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

While there are a number of anticoagulants approved for short-duration VTE prophylaxis in acute medically ill patients during the typical hospitalization period, there is no anticoagulant approved for extended duration VTE prophylaxis in this population. Acute medically ill patients at risk for VTE are typically treated with intravenous or injectable heparin or an injectable low molecular weight heparin, such as enoxaparin, marketed as Lovenox® and also available in generic form, while in the hospital but are often either not used, or are used only for a short period following discharge. Multiple large regional and global studies have demonstrated that there is a substantial risk of VTE after hospital discharge in acute medically ill patients with restricted mobility and other risk factors. For example, the MAGELLAN trial of 8,101 patients showed that the rate of VTE-related death for the 10-day period while the patients were in the hospital receiving anticoagulation therapy was 0.2%, while the rate of VTE-related death for the 25-day post-discharge period when the patient did not receive anticoagulation treatment, was 0.8%, a four-fold increase. One academic study examined the medical records of approximately 11,000 acute medically ill patients for a period of 180 days after hospital admission and determined that 56.6% of VTE events in this population occurred after discharge. These studies highlight the need for more effective extended duration prophylaxis therapies.

We are developing Betrixaban to be the first oral fXa inhibitor approved for use in acute medically ill patients and the first anticoagulant approved for extended duration VTE prophylaxis in those patients. We are evaluating Betrixaban in APEX, a global Phase 3 clinical study using a biomarker approach by focusing on patients that are most likely to benefit, specifically those with elevated D-dimer blood levels or those over the age of 75. In the field of thrombosis, it is well established that the outcomes of Phase 3 trials are significantly influenced by three factors: drug properties, dose selection and selection of the patients who will benefit most from treatment. Applying our knowledge of Betrixaban’s properties, our clinical experience with Betrixaban and learnings from fXa inhibitor clinical trials conducted by other companies, we believe we have designed the APEX study to enhance the likelihood of its success, despite the lack of success of other fXa inhibitors in this indication, based on the following factors:

Drug properties. Betrixaban’s unique pharmacodynamic and pharmacokinetic properties compared to other oral fXa inhibitors include a long half-life suitable for once-daily dosing, low renal clearance, which reduces the risk of drug accumulation, and low drug-drug interaction potential due to lack of metabolism by the CYP3A4 pathway, a key metabolic route for many other drugs.

Dosing. The dosing regimen in our APEX study is designed to provide immediate anticoagulation for patients in the hospital and to maintain a therapeutic level of anticoagulation over 24 hours with each oral once-daily dose for 35 days to reduce variability and potential for increased bleeding risk from supratherapeutic drug levels or increased VTE risk from subtherapeutic drug levels. We chose the dosing regimen of Betrixaban administered in APEX based on extensive modeling from our preclinical and clinical experience with Betrixaban and analysis of efficacy, safety and pharmacokinetic data from clinical trials of other fXa inhibitors.

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

The population of acute medically ill patients represents the largest patient segment in the anticoagulant market, accounting for nearly half of patients in the G7 countries. Despite the short duration of current VTE prophylaxis for the acute medically ill, typically 6 to 11 days, we believe that at its peak, annual worldwide sales of enoxaparin for use in acute medically ill patients were at least $1.4 billion.

VTE in acute medically ill patients

The standard of care for VTE prophylaxis in acute medically ill patients is to treat those patients who have certain risk factors with an anticoagulant, such as heparin or enoxaparin, for 6 to 14 days, primarily while the patient is in the hospital. Factors that have been identified as increasing the risk of VTE include several days of restricted mobility, age, an elevated blood marker known as D-dimer, previous VTE event, family history of VTE, smoking, hormonal therapy and others. Almost all hospitalized non-surgical patients have at least one of these risk factors, and approximately two-thirds have two or more risk factors. In-hospital use of anticoagulation has been shown to reduce the incidence of VTEs by approximately 63% and have a net clinical benefit; however, recent registry studies and clinical trials have shown that acute medically ill patients remain at a high risk of VTE for an extended period after discharge.

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

Currently, there are no anticoagulants approved for extended duration VTE prophylaxis in acute medically ill patients for more than a 14-day period, and most patients receive anticoagulation therapy only while in the hospital. Heparin and enoxaparin are generally not often used after hospital discharge due to the difficulty of administering the therapies and lack of data showing a benefit beyond the currently approved duration of therapy. Warfarin has not been studied in a large randomized trial and is not indicated for VTE prophylaxis in acute medically ill patients. Both rivaroxaban and apixaban have been evaluated in large Phase 3 trials of VTE prophylaxis in acute medically ill patients, both in the hospital and after discharge. The MAGELLAN trial, which evaluated rivaroxaban, demonstrated efficacy but failed to demonstrate an acceptable benefit-to-risk profile due to increased bleeding, and the ADOPT trial, which evaluated apixaban, showed a reduction in VTE events, but failed to demonstrate statistically significant efficacy. Importantly, the results of these trials showed that acute medically ill patients with restricted mobility and other risk factors treated with standard duration enoxaparin therapy for 6 to 14 days continue to be at increased risk of VTE post-hospital discharge for at least 35 days.

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

Betrixaban for extended duration VTE prophylaxis in acute medically ill patients

We believe that Betrixaban is well suited for use in extended duration VTE prophylaxis in acute medically ill patients, both in the hospital and after discharge. Our preclinical and clinical studies suggest that it has antithrombotic activity similar to that of enoxaparin and certain other anticoagulants (dabigatran, an anti-thrombin drug and fXa inhibitors; rivaroxaban, apixaban and edoxaban). In addition, it has a number of characteristics that differentiate it from these compounds that we believe are particularly relevant to acute medically ill patients, including:

Orally active with 19-23 hour half-life

•     Ideal for once-daily dosing.

•     Ease of administration compared to therapies which require multiple doses over a 24 hour period or injections.

•     Potential for lower peak concentration while still maintaining effective anticoagulation, which could reduce bleeding and VTE risk.

Lower renal clearance compared to other fXa inhibitors	• Potentially allows for more predictable dosing concentrations in the blood of patients with reduced kidney function. • Potentially decreases the risk of bleeding associated with anticoagulants.
Low potential for drug-drug interaction

•     Unlike all currently approved direct fXa inhibitors, Betrixaban is not metabolized through the CYP3A4 pathway, a key metabolic route for many approved drugs for a wide range of conditions.

•     Many acute medically ill patients suffer from a significant underlying illness or one or more chronic conditions and are taking multiple therapies. The concurrent use of multiple CYP3A4 metabolized drugs can result in unpredictable drug levels and other undesirable drug-drug interactions.

Betrixaban clinical experience

Betrixaban has been evaluated in 22 Phase 1 and Phase 2 clinical studies involving 1,411 human subjects, 1,200 of whom received Betrixaban, including more than 100 subjects for six months or more. A series of 19 Phase 1 and clinical pharmacology studies provided substantial information regarding its safety, dosage and use in specific sub-populations. In three Phase 2 studies, Betrixaban was evaluated in specific patient populations relative to commonly used anticoagulants. Consistent with the development of other antithrombotic agents, these studies were not designed to demonstrate a statistically significant difference between groups for the studied outcomes. The Betrixaban Phase 2 studies were instead designed to demonstrate evidence of an anticoagulant effect and relative safety compared to an established comparator. In these clinical studies:

•	Betrixaban was well tolerated in diverse patient populations with comparable or better tolerability as compared to warfarin and enoxaparin;
•	Betrixaban achieved clinically relevant anticoagulant activity with comparable or less bleeding risk than existing agents; and
•	Betrixaban demonstrated predictable pharmacokinetic and pharmacodynamic activity.

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

All of our clinical studies to date have indicated that Betrixaban is well tolerated. Subjects taking Betrixaban had an increased rate of gastrointestinal issues, such as diarrhea, nausea and vomiting, as compared to subjects taking placebo, but these increased rates appear to be similar to those of patients taking other fXa inhibitors. Patients taking Betrixaban also had an increased incidence of other side effects such as back pain, dizziness, headaches, rashes and insomnia as compared with patients taking a placebo or an active comparator. These side effects do not appear to have a substantial impact on patients’ tolerance of Betrixaban. There is no evidence that Betrixaban has negative effects on heart rhythm or liver function. As discussed earlier, the most significant side effect of all anticoagulants is major bleeding. While definitive conclusions cannot be drawn from our Phase 2 studies, it does not appear from the study results that patients taking Betrixaban face a greater risk of major bleeding than patients taking warfarin or enoxaparin.

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

Clinical experience of fXa inhibitors in acute medically ill patients

Direct fXa inhibitors rivaroxaban and apixaban have been studied in large Phase 3 trials for VTE prophylaxis in acute medically ill patients. Neither trial was successful in showing a balanced result of VTE reduction relative to major bleeding events, referred to as net clinical benefit. The MAGELLAN trial, which evaluated rivaroxaban, met its primary efficacy endpoint of decreased VTE in acute medically ill patients but achieved this result with an unfavorable bleeding risk. By comparison, the ADOPT trial, which evaluated apixaban, did not demonstrate significant clinical efficacy, although the rates of VTE in its study population were significantly lower than those observed in MAGELLAN, which we believe reflects the lower risk patient population enrolled in ADOPT. Despite the lack of efficacy observed in ADOPT, the incidence of major bleeding was lower than that observed in MAGELLAN. Although neither MAGELLAN nor ADOPT was successful, both highlighted the continuing risk of VTE after hospital discharge and illustrated two major lessons that have informed the clinical development plan for Betrixaban for acute medically ill patients.

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

Dose selection. Based on standard pharmacometric modeling that integrated preclinical and clinical studies of fXa inhibitors, we believe that we have identified a dosing regimen (80 mg oral once-daily dose for 35 days following a 160 mg oral loading dose on day one; 40mg dose for patients with severe renal impairment) that will produce clinically meaningful anticoagulant effects in the APEX trial. In our clinical studies, we measured the concentration of Betrixaban achieved at different dose levels and observed in Phase 2 studies that at total daily doses of 30 mg and 80 mg Betrixaban had anticoagulant activity, measured by standard imaging tests to detect VTE, comparable to standard of care enoxaparin. We also observed that bleeding and anticoagulant activity, as measured by a common blood marker D-dimer, of once-daily 40 mg, 60 mg and 80 mg doses of Betrixaban were comparable to standard doses of warfarin in patients with non-valvular atrial fibrillation. We correlated those doses with levels of thrombin generation inhibition, a common pharmacodynamic measurement used to compare anticoagulant activity of different drugs, and compared those levels with those produced by other fXa inhibitors, including enoxaparin, rivaroxaban and apixaban. For patients with severe renal impairment and those taking agents that are strong inhibitors of PGP enzymes, the dose of Betrixaban will be reduced to 40 mg daily, which targets a level of anticoagulant activity consistent with the overall patient population.

The following diagram depicts pharmacometric modeling of thrombin generation inhibition over time for rivaroxaban, apixaban and Betrixaban, reflecting the dosing regimen used in MAGELLAN, ADOPT and APEX, respectively:

Patient selection: efficacy. We used the findings of MAGELLAN, ADOPT and other trials to help define the population of patients that are more likely to demonstrate clinical benefit from extended duration VTE prophylaxis to be included in APEX. APEX enrolled patients that have a combination of specific medical conditions and risk factors that put them at an elevated risk of VTE for post-hospital discharge and thus a need for VTE prophylaxis during this period. The APEX inclusion criteria specify that patients must be admitted to the hospital with one of five categories of acute medical illness: heart failure, respiratory failure, infection, rheumatic disease or stroke. The inclusion criteria also require that patients have a high degree of immobilization. Further, a patient must meet one of the following three additional criteria: be over 75 years of age, be over 60 years of age and have a D-dimer level of at least twice the upper limit of normal, or be over 40 years of age and have elevated D-dimer blood levels of at least twice the upper limit of normal and have at least one additional major risk factor for VTE.

Patient selection: safety. Consistent with our approach to enroll patients into the APEX study that are at an elevated risk for VTE for 35 days or more, we likewise designed the trial to exclude patients at high risk for bleeding. We believe this further increases the probability that APEX will demonstrate a net clinical benefit for Betrixaban. For example, we exclude patients with a historian admitting diagnosis which will likely require major surgery, gastrointestinal bleeding, hemorrhagic stroke or bleeding pulmonary lesions. In addition, patients taking daily doses of aspirin are limited to low doses and must also take a proton-pump inhibitor to reduce the risk of gastrointestinal bleeding.

Other study design features and operations measures. We have implemented various measures to improve data quality, ensure we maintain a high degree of statistical power and reduce confounding clinical and statistical issues compared to MAGELLAN and ADOPT. For example, we are transmitting ultrasound images electronically rather than by mail so that quality can be assessed in real time. We do not require an ultrasound at day 10, which was required in an earlier study and that we believe led to patients failing to return for a second ultrasound at day 35. We also instituted patient outreach measures intended to increase patient compliance with follow-up appointments after hospital discharge. We expect our approach to result in a relatively lower occurrence of missing data in the primary endpoint analysis and therefore increase study power and minimize potential bias for a given number of patients.

We designed our Phase 3 APEX study to demonstrate the safety and efficacy of Betrixaban for extended duration VTE prophylaxis during a hospital stay and post-discharge for 35 days in acute medically ill patients with restricted mobility and certain biomarkers and additional risk factors. If APEX is successful, we expect it to be sufficient to support global regulatory approvals. We can provide no assurance that APEX will be successful and, if APEX is not successful, our ability to commercialize Betrixaban would be materially adversely affected. APEX is a randomized, double-blind, double-dummy, active-controlled, multicenter, multinational study comparing a once-daily dose of 80 mg of Betrixaban for 35 days (including both in the hospital and after discharge) with in-hospital administration of 40 mg of enoxaparin once daily for 6 to 14 days followed by placebo for the remainder of the study period. In the third quarter of 2015, we completed a planned protocol defined sample size re-assessment and increased the size of the trial from 6,850 to approximately 7,500 patients. The increase in sample size was designed to ensure APEX statistical power for the primary efficacy analysis patient cohort and increases power in the overall patient population analysis. We have finalized our statistical analysis plan in agreement with the FDA. We completed APEX patient enrollment in the fourth quarter of 2015, and expect to report top line data in early April 2016 and, assuming positive trial data, we expect to file the NDA in the third quarter of 2016. In the fourth quarter of 2015, Betrixaban received Fast Track designation from the FDA for prevention of blood clots in acute medically ill patients.  Fast-Track designation is generally intended by the FDA to facilitate the development, and expedite the review, of drugs which treat a serious or life-threatening condition and fill an unmet medical need.

The primary APEX study objective is to demonstrate superiority of inpatient followed by post-hospitalization VTE prophylaxis with Betrixaban as compared to a current standard of care (enoxaparin given for VTE prophylaxis only during hospitalization) in the reduction of VTE-related events at 35 days while maintaining a favorable benefit to risk profile. The APEX study is adequately powered to show a clinically relevant benefit on the primary endpoint of occurrence of one or more of the following: asymptomatic proximal DVT (as detected by ultrasound), symptomatic DVT (proximal or distal), non-fatal PE, and VTE-related death.

The following schematic depicts the APEX study design:

We believe that Betrixaban’s unique pharmacological profile combined with APEX’s study design positions Betrixaban to be the first novel anticoagulant approved for use in acute medically ill patient who require extended duration VTE prophylaxis. We anticipate that such an approval, if obtained, would be for the use of Betrixaban in those acute medically ill patients with medical profiles consistent with those of patients enrolled in APEX. Based upon a review of epidemiological data, we believe that such patients constitute approximately two thirds of the acute medically ill patient population subject to a medical guideline recommendation to receive pharmacological VTE prophylaxis, or approximately 14 million patients in the G7 countries.

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

Andexanet alfa

Major bleeding is the most clinically meaningful side effect of oral and injectable fXa inhibitors, including apixaban, rivaroxaban, edoxaban, Betrixaban and enoxaparin. Andexanet alfa is a recombinant protein designed to reverse anticoagulant activity in patients treated with a fXa inhibitor. Andexanet alfa has potential indications to treat patients’ anticoagulated with a direct or indirect fXa inhibitor when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery/urgent procedures.

Overview of anticoagulant-related bleeding

In patients using anticoagulation therapy, there is an increased risk of major bleeding, which is common across all anticoagulants regardless of the reason for anticoagulation therapy, the patient setting or the duration of therapy. For patients at an elevated risk of thrombosis, the benefits provided by anticoagulation products generally outweigh the related risk of bleeding, however, major bleeding remains a significant cause of morbidity and mortality in these patients. For example, atrial fibrillation patients taking fXa inhibitors on a chronic basis had a 1% to 4% annual rate of a major bleed in the Phase 3 ARISTOTLE trial of apixaban, sponsored by BMS and Pfizer, and the Phase 3 ROCKET trial of rivaroxaban, sponsored by Bayer and Janssen. Based on other clinical trials, we believe that annually an additional 1% of patients taking fXa inhibitors will require emergency surgery. Patients on anticoagulation who suffer trauma have a higher risk of death than similar patients not on anticoagulation. The cost of treating a major bleed may exceed $100,000 in direct medical expenses.

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

There are, however, no approved antidotes or reversal agents for the new oral fXa inhibitors. Moreover, the reversal agents used for established anticoagulants have not been extensively studied in clinical trials of oral fXa inhibitor treated patients, and preliminary data suggest that they may not be effective to treat major bleeding in these patients. The existing reversal agents work mostly in the early steps of the coagulation cascade prior to the involvement of fXa and simply supplement the factor deficiency caused by established anticoagulants. For the reversal agents to affect bleeding in patients taking oral fXa inhibitors, sufficiently large quantities would need to be given to overwhelm the inhibitor, an approach that we believe could lead to dangerous prothrombotic effects. As there are no currently approved therapies designed to reverse or overcome fXa inhibitors, patients taking those therapies face a risk of major bleeding. Leading clinicians have identified, and the FDA has recognized, the lack of a reversal agent for fXa inhibitors as a significant unmet clinical need.

The following diagram depicts where the existing reversal agents and novel oral anticoagulants interact with the coagulation cascade:

Despite the risk of major bleeding, sales of fXa inhibitors are expected to increase dramatically in the coming years as they have significant clinical benefits over standard products for preventing thrombosis, such as warfarin or enoxaparin. Based on our research and relevant market data, we estimate that by 2020, fXa inhibitors will have a majority share of the market in each major anti-coagulation indication. As sales of fXa inhibitors increase, the need for an effective antidote or reversal agent will correspondingly increase. We estimate that by 2020, over 500,000 patients annually in the G7 will need a fXa reversal agent, with approximately 300,000 of these cases arising from a major bleeding episode, approximately 100,000 of these cases arising from emergency surgery and approximately 100,000 of those cases arising from traumatic injury.

Andexanet alfa — a universal antidote for fXa inhibitors

Building on the insights gained during the development of Betrixaban, we designed Andexanet alfa as a universal reversal agent for direct fXa inhibitors, such as rivaroxaban, apixaban, edoxaban and Betrixaban, as well as indirect fXa inhibitors, such as enoxaparin. Andexanet alfa is structurally very similar to native fXa, but it has a number of limited modifications intended to restrict its biological activity to reversing the effects of fXa inhibitors. Andexanet alfa acts as a fXa decoy that binds to fXa inhibitors in the blood. Once bound to Andexanet alfa, the inhibitors are unable to bind to and inhibit native fXa. The native fXa then becomes available to participate in the coagulation process and restore hemostasis, or normal clotting.

In designing Andexanet alfa, we started with native fXa protein and used our knowledge of its functional domains to make three changes by protein engineering. First, we made a small modification to the active site, or catalytic pocket, of native fXa so that Andexanet alfa cannot drive the coagulation process but still binds to fXa inhibitors with high affinity. Second, we removed most of the section of the native fXa that facilitates binding to the thrombin activating complex to reduce the risk that Andexanet alfa would interfere with the activity of native fXa. Importantly, while removing this section we retained a small portion at the end so that Andexanet alfa looks more like native fXa to the immune system, thereby decreasing the likelihood of an immune system response against Andexanet alfa. Third, we made a minor modification in the peptide section that links the two parts of fXa to facilitate Andexanet alfa’s manufacture using standard processes. The end result is a recombinant protein that we believe can bind with and sequesters any direct or indirect fXa inhibitor, thereby allowing native fXa to drive coagulation and restore hemostasis.

Andexanet alfa preclinical results

We have evaluated Andexanet alfa in numerous in-vitro and animal studies and have developed substantial evidence regarding the safety, efficacy and rapid activity of Andexanet alfa. Key findings from this preclinical program include:

•

In isolated human plasma, we have measured multiple pharmacodynamic measures of coagulation, such as anti-fXa units, prothrombin time and activated partial thromboplastin time as well as key pharmacokinetic measures and have shown that Andexanet alfa reverses the effects of all fXa inhibitors we have studied, including rivaroxaban, Betrixaban, apixaban, enoxaparin and fondaparinux.

•

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

•

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

•	In a cynomolgus monkey safety study, animals were dosed multiple times with Andexanet alfa, both alone and in the presence of several fXa inhibitors, without any evidence of significant toxicity.
•

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

Taken together, these and other studies suggest, but do not prove, that Andexanet alfa will be a safe and effective fXa reversal agent.

Andexanet alfa clinical results and development strategy

In November 2013, the FDA granted breakthrough therapy designation for Andexanet alfa and we are pursuing an Accelerated Approval pathway for Andexanet alfa. Typically the FDA requires at least one large-scale, randomized, placebo controlled study for the approval of a new therapeutic. However, under the FDA’s Accelerated Approval pathway, therapies targeting a significant unmet clinical need may be approved based upon their showing adequate safety as well as efficacy against a surrogate biomarker endpoint in a clinical trial. Utilizing this expedited approval process should significantly decrease the time and expense associated with our development program. In February 2015, the FDA granted orphan drug designation to Andexanet alfa.

We have completed a series of Phase 2 studies and two Phase 3 studies (ANNEXA - Andexanet Alfa a Novel Antidote to the Anticoagulant Effects of fXa Inhibitors) studies using biomarker endpoints for Andexanet alfa. These biomarkers include anti-fXa levels, plasma free fraction of the anticoagulant and thrombin generation. We are currently evaluating Andexanet alfa in a Phase 2 proof-of-concept study with Betrixaban and a Phase 4 confirmatory study. The results from our Phase 3 studies along with data from a limited number of patients in the ongoing Phase 4 confirmatory study were included in our BLA filing in the first quarter of 2016. In the second half of 2014, we obtained formal scientific advice from the EMA that we believe supports using the same clinical data package for submitting for regulatory approval in Europe. We have entered into collaboration agreements with BMS and Pfizer, and Bayer to obtain the right to pursue final regulatory approval and commercialize Andexanet alfa in Japan.

Andexanet alfa Phase 2 studies

We have completed a series of Phase 2 proof-of-concept studies evaluating the safety and activity of Andexanet alfa in healthy volunteers who were administered one of several fXa inhibitors. The purpose of these studies is to evaluate the safety of Andexanet alfa and to determine the dose of Andexanet alfa required to reverse the effect of each anticoagulant as measured by multiple pharmacokinetic and pharmacodynamic endpoints.  Results from our Phase 2 studies with apixaban, rivaroxaban, edoxaban and enoxaparin, demonstrated a bolus of Andexanet alfa immediately reversed the anticoagulation activity of each fXa inhibitor and that the reversal could be sustained with a continued infusion of Andexanet alfa.  Andexanet alfa was shown to be well tolerated with no thrombotic events or antibodies to fXa or Factor X detected.

In these studies the fXa inhibitor was dosed in healthy volunteers for five or six days to achieve steady-state drug levels.  Andexanet alfa was then administered intravenously in a range of bolus only and bolus plus infusion dose regimens. Pharmacodynamic and safety data were collected through Day 48 with pharmacokinetic data through Day 10.  The primary endpoint for each of these studies is the percent reversal of anti-fXa activity after dosing.

In the Phase 2 studies Andexanet alfa was generally well tolerated with no apparent safety signals. Importantly, none of the subjects receiving Andexanet alfa generated detectable levels of antibodies against either Factor X or fXa and there have been no neutralizing antibodies against Andexanet alfa detected. The most common drug-related side effect was mild infusion-related reactions, which are not unexpected for a biological agent, such as Andexanet alfa. In the Phase 2 studies, there was also a dose-dependent restoration of thrombin generation with no clinical evidence of thrombosis.

Phase 3 ANNEXA-A (Andexanet Alfa a Novel Antidote to the Anticoagulant Effects of fXA Inhibitors – Apixaban) Study Design and Results

The randomized, double-blind, placebo-controlled Phase 3 ANNEXA-A study is evaluating the safety and efficacy of Andexanet alfa in reversing apixaban-induced anticoagulation in older healthy volunteers. Efficacy is being evaluated using biomarker endpoints, including anti-fXa levels as the primary endpoint. Secondary endpoints include levels of plasma unbound (free fraction) of apixaban and thrombin generation.

In the first part of the Phase 3 ANNEXA-A trial, 33 healthy volunteers (ages 50 to 73) were given apixaban 5 mg twice daily for 3.5 days and then randomized in a 3:1 ratio to Andexanet alfa administered as a 400 mg IV bolus (n=24) or to placebo (n=9). The study achieved all of its primary and secondary endpoints with statistical significance (p value <0.0001). In the study, two to five minutes after completion of a bolus dose of Andexanet alfa, the anticoagulant activity of apixaban was reversed by approximately 94 percent (p value <0.0001) compared with placebo as measured by anti-fXa activity. Every subject treated with Andexanet alfa had between 90 and 96 percent reversal of the anticoagulant activity of apixaban. The reversal of anti-fXa activity correlated with a significant reduction in the level of free, unbound apixaban in the plasma, consistent with the mechanism of action of Andexanet alfa. Additionally, Andexanet alfa restored thrombin generation to baseline normal levels (prior to apixaban therapy) in 100 percent of subjects (p<0.0001 vs. placebo). In this study, no serious adverse events, thrombotic events, or antibodies to Factor X or Xa were reported following Andexanet alfa administration. Mild infusion reaction was reported in three subjects.

In the second part of the ANNEXA-A study, 31 healthy volunteers were given apixaban 5 mg twice daily for four days and then randomized in a 3:1 ratio to receive either andexanet alfa administered as a 400 mg IV bolus followed by a continuous infusion of 4 mg/min for 120 minutes (n=24) or placebo (n=8). Andexanet alfa significantly reduced anti-fXa activity by 92 percent compared with placebo (p<0.0001), with reversal persisting for 1 to 2 hours after completion of the infusion. The reduction in free unbound apixaban was sustained with the bolus plus infusion, which significantly reduced the mean plasma concentration of free unbound apixaban compared with placebo (p=0.0002). Andexanet alfa also restored thrombin generation to normal in all subjects who received the compound (p<0.0001 vs. placebo). In this study, Andexanet alfa was well tolerated. No serious or severe adverse events, no thrombotic events, and no antibodies to Factor X or Xa were reported. All adverse events related to Andexanet alfa administration were non-serious and mild.

The following diagram depicts the data from the second part of our Phase 3 ANNEXA-A study of Andexanet alfa in subjects taking apixaban.

Phase 3 ANNEXA-R (Andexanet Alfa a Novel Antidote to the Anticoagulant Effects of FXa Inhibitors – Rivaroxaban) Study Design and Results

The randomized, double-blind, placebo-controlled Phase 3 ANNEXA-R study is evaluating the safety and efficacy of Andexanet alfa in reversing rivaroxaban-induced anticoagulation in healthy volunteers ages 50 to 75 years. Efficacy is being evaluated using biomarker endpoints, with anti-fXa levels as the primary endpoint. Secondary endpoints include plasma levels of plasma unbound (free fraction) of rivaroxaban and thrombin generation levels.

In the first part of the ANNEXA-R study, 41 healthy volunteers were given rivaroxaban 20 mg once daily for four days and then randomized in a 2:1 ratio to receive at Cmax either Andexanet alfa administered as an 800 mg IV bolus (n=27) or to placebo (n=14). The study achieved its primary endpoint with high statistical significance. Within two to five minutes of completion of the bolus dose, Andexanet alfa significantly reversed the anticoagulant activity of rivaroxaban (by 92 percent) compared with placebo (p<0.0001), as measured by anti-fXa activity; significantly reduced the level of free (unbound) rivaroxaban in the plasma compared with placebo (p<0.0001); and fully restored thrombin generation in 96 percent of subjects (p<0.0001 vs. placebo). Andexanet alfa was shown to be well tolerated.

In the second part of the ANNEXA-R study, 39 healthy volunteers were given rivaroxaban 20 mg once daily for four days and then randomized in a 2:1 ratio to receive either Andexanet alfa administered as an 800 mg IV bolus followed by a continuous infusion of 8 mg/min for 120 minutes (n=26) or placebo (n=13). Andexanet alfa significantly reduced anti-fXa activity by 97 percent compared with placebo (p<0.0001), with reversal persisting for 1 to 2 hours after completion of the infusion. The reduction in free unbound rivaroxaban was sustained with the bolus plus infusion, which significantly reduced the mean plasma concentration of free unbound rivaroxaban compared with placebo (p<0.0001). Andexanet alfa also restored thrombin generation to normal in all subjects who received the compound (p<0.0001 vs. placebo).

The following diagram depicts the data from the second part of our Phase 3 ANNEXA-R study of Andexanet alfa in subjects taking rivaroxaban.

Our Phase 4 ANNEXA-4 study, which was initiated in early 2015, is an open-label, single-arm study being conducted in patients receiving apixaban, rivaroxaban, edoxaban or enoxaparin (a low molecular weight heparin) who present with an acute major bleed. Acute major bleeding includes life-threatening bleeding, bleeding associated with very low blood counts, or bleeding that occurs in a critical area such as the brain or surrounding the heart. The trial excludes bleeding due to major trauma and large blood vessel rupture. Patients will receive Andexanet alfa as an intravenous (IV) bolus followed immediately by a continuous infusion. The study is evaluating Andexanet alfa’s ability to decrease anti-fXa activity and restore hemostasis in patients. Safety endpoints include overall 45 day safety, including an evaluation of thrombotic activity and antibody development. Data from a small number of patients in this study was included in our BLA filing in the first quarter of 2016 as part of an Accelerated Approval pathway for Andexanet alfa.

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

In January 2016, we entered into collaboration agreements with BMS and Pfizer to obtain the right to pursue final regulatory approval and commercialize Andexanet alfa as a reversal agent in Japan.

Collaboration with Bayer and Janssen

In February 2013, we entered into a three-way agreement with Bayer and Janssen to include subjects dosed with rivaroxaban, their fXa inhibitor product, in one of our Phase 2 proof-of-concept studies of Andexanet alfa. We are responsible for the cost of conducting such clinical studies. Pursuant to the agreement, Bayer and Janssen will work closely with us on both development and regulatory aspects of Andexanet alfa in connection with our Phase 2 proof-of-concept studies. Under the agreement, Bayer and Janssen have each provided us with an upfront and non-refundable fee of $2.5 million, for an aggregate fee of $5.0 million, and will each provide us with an additional payment of $250,000, for an aggregate fee of $500,000, following the delivery of the final written study report of our Phase 2 proof-of-concept studies of Andexanet alfa, as further specified in the agreement. This agreement will continue in force until the later of the completion of the studies and the fulfillment of certain other conditions set forth in the agreement, unless earlier terminated by either party pursuant to the agreement. This agreement may be terminated by either party for material safety issues or the other party’s uncured material breach. In addition, Bayer and Janssen may terminate this agreement with 60 days’ advance written notice for convenience at any time, or immediately for our bankruptcy or change of control.

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

In January 2016, we entered into collaboration agreements with Bayer to obtain the right to pursue final regulatory approval and commercialize Andexanet alfa as a reversal agent in Japan.

Collaboration with Daiichi Sankyo

In June 2013, we entered into an agreement with Daiichi Sankyo, to include subjects dosed with edoxaban, Daiichi Sankyo’s fXa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Under the terms of the agreement, Daiichi Sankyo provided us with an upfront fee of $6.0 million. Daiichi Sankyo may terminate the agreement at any time. We are obligated to perform preclinical proof-of-concept studies and participate on a JCC with Daiichi Sankyo to oversee the collaboration activities under the agreement. The total non-contingent consideration under this agreement of $3.0 million was fully recognized as revenue on a straight-line basis over the estimated non-contingent performance period through the first quarter of 2014. In February 2014, we resolved the contingent portion of the arrangement which was tied to pre-clinical studies. The contingent consideration under this agreement of $3.0 million is being recognized over the remaining estimated period of performance through the first quarter of 2015.

In July 2014, we entered into a second collaboration agreement with Daiichi Sankyo to evaluate Andexanet alfa as a reversal agent for the oral fXa inhibitor edoxaban through Phase 3 studies.  The second collaboration agreement covers the conduct of Phase 3 studies of Andexanet alfa with edoxaban and any potential U.S. and EU regulatory approval of Andexanet alfa as a reversal agent for edoxaban.  Under this Phase 3 collaboration agreement we received an upfront payment of $15.0 million and are eligible to receive additional development and regulatory milestone payments of up to $25.0 million.  These payments represent the total consideration under this agreement.  Daiichi Sankyo will continue to provide development and regulatory guidance for the program.

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

Andexanet alfa pharmacoeconomics

Major bleeding is the most clinically relevant side effect of anticoagulant treatment across all anticoagulants and clinical settings. Clinical trial results suggest that the frequency of major bleeding associated with the administration of fXa inhibitors ranges from 1% to 4% per year, depending on the underlying medical condition and the specific fXa inhibitor. The clinical costs of a major bleeding event in fXa inhibitor treated patients are estimated to be $28,000 per patient on average and $135,000 per patient for the top 10%. Based on the frequency of bleeding rates suggested by clinical trials and our projection of 36 million to 43 million patients treated annually with fXa inhibitors in the G7 countries, we believe that by 2020, the annual costs to the healthcare system to treat major bleeding episodes in patients treated with a fXa inhibitor may exceed $10 billion. We believe that an effective fXa antidote represents a potentially cost-effective way to manage these healthcare system costs.

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

Cerdulatinib—dual Syk/JAK inhibitor

The lead compound in our kinase development effort, Cerdulatinib, is a potent inhibitor of both Syk and JAK. We believe that Cerdulatinib may be able to treat certain diseases that involve Syk-BCR signaling and cytokine-JAK signaling. Based on the inhibition of these key pathways, we are currently focused on developing Cerdulatinib for NHL, CLL and other hematologic cancers, with a focus on patients with certain treatment-resistant mutations, including those targeting the BTK and PI3K kinases, and certain inflammatory diseases. We are currently conducting a Phase 1/2a proof-of-concept study of Cerdulatinib in NHL, and CLL, patients. In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues. We are exploring alternate dosing regimens and formulations to get a higher exposure of Cerdulatinib in patients.  Based on interim Phase 1 data we plan to advance Cerdulatinib into the Phase 2a portion of the study in 2016 which includes expansion cohorts in select hematologic cancers.

NHL and CLL

Lymphoma is a large class of hematologic cancer that affects the B-cell and T-cell lymphocytes in lymph nodes. In 2015, lymphoma affected an estimated 760,000 people in the United States, with 580,000 of them suffering from the NHL varieties of the disease. NHL is often aggressive, marked by rapidly growing tumors in the lymph nodes, spleen, liver, bone marrow and other organs.

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

Based on the preclinical data and our understanding of the role of Syk and JAK signaling in B-cell cancers, we initiated an open label Phase 1/2a proof-of-concept study in October 2013 in NHL and CLL patients who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations. In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose, and enrollment continues. Interim results from the Phase 1 dose-escalation portion of the study demonstrated that Cerdulatinib is active and well tolerated, including patients who have received prior BTK and P13K inhibitor therapies. We are exploring alternate dosing regimens and formulations to get a higher exposure. Based on interim Phase 1 data, we plan to advance Cerdulatinib to the Phase 2a portion of the study, which includes expansion cohorts in select hematologic cancers. Depending on the overall results of the study, we would expect to further study Cerdulatinib in CLL and/or NHL either alone or in combination with other approved products or with other drugs in development.

Selective Syk inhibitors

Syk is an important mediator of immune response in a number of different types of immune cells. Ora is leading the pre-clinical study of a selective Syk inhibitor for allergic conjunctivitis.

In May 2015, our Biogen Idec agreement was terminated in its entirety, and we entered into a license and collaboration agreement with Ora pursuant to which we granted Ora an exclusive license to co-develop and co-commercialize one of our specific Syk inhibitors, PRT02761, which is currently in a pre-clinical study targeting allergic conjunctivitis. Ora has the primary responsibility for conducting the research and development and regulatory activities under this agreement. We are obligated to provide assistance in accordance with the agreed-upon development plan, as well as participate on various committees.

Sales and marketing

Assuming Betrixaban and Andexanet alfa are approved by the FDA and other regulatory authorities, we intend to commercialize both molecules using a hospital-based sales force in the United States, and possibly marketing in other major markets. To achieve global commercialization, we anticipate using a variety of distribution agreements and commercial partnerships in those territories where we do not establish a sales force. We expect to target our U.S. sales and marketing efforts at the approximately 1,500 hospitals and out-patient acute care settings that would account for the large majority of the prescribing base for our product candidates, if approved. We plan to commercialize both of our thrombosis product candidates in the U.S. with a hospital-based sales force of approximately 100 to 150 sales representatives. We expect that our commercial infrastructure would be comprised of several proven, experienced marketing and sales management professionals along with a reimbursement support and hospital formulary specialist team. In addition, we intend to develop and publish health economic models demonstrating the value of Betrixaban and Andexanet alfa to hospital administrators and third party payors.

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

In August 2004, we entered into an agreement to license from Millennium certain exclusive rights to research, develop and commercialize certain compounds that inhibit fXa, including Betrixaban, or the fXa Program. The license agreement requires us to make certain license fee, milestone, royalty and sublicense sharing payments to Millennium as we develop, commercialize or sublicense Betrixaban and other products from the fXa Program. The Millennium license agreement further provides for additional payments to Millennium of up to $35.0 million based on the achievement of regulatory filing and approval milestones related to the fXa Program. In addition, we are obligated to pay Millennium royalties at tiered single-digit percentages of net sales of any fXa Program products if product sales are ever achieved. This license agreement will continue in force, on a product-by-product and country-by-country basis, until the expiration of the relevant patents or ten years after the launch, whichever is later, or termination by either party pursuant to the agreement. This license agreement may be terminated by either party for the other party’s uncured material breach. In addition, we may terminate this agreement for convenience with 30 days’ advance written notice.

In December 2005, we amended both the asset purchase agreement for the ADP Program and the license agreement for the fXa Program. In connection with this amendment, we have made aggregate cash payments to Millennium of $6.0 million and issued to Millennium equity securities with an aggregate value of $1.8 million through December 31, 2015.

Lee’s agreement

In January 2013, we entered into a clinical collaboration agreement with Lee’s to jointly expand our Phase 3 APEX study of Betrixaban into China. Under the agreement, Lee’s provided us with an upfront and non-refundable payment of $700,000 and agreed to reimburse our costs in connection with the study to support the expansion of the APEX study into China. Lee’s also agreed to lead regulatory interactions with China’s State Food and Drug Administration for the study. We granted Lee’s an exclusive option to negotiate for the exclusive commercial rights to Betrixaban in China, which may be exercised by Lee’s for 60 days after it receives the primary data analysis report from the study. We may, at any time prior to the unblinding of the APEX study data, terminate the option and the agreement by providing Lee’s with written notification and making a termination payment. We reserved the right to terminate Lee’s option under certain specified circumstances. If the parties fail to reach agreement on the terms of the commercial rights and we commercialize Betrixaban in China ourselves or grant a third party the right to do so, or if we terminate Lee’s option under the agreement, we are required to make certain payments to Lee’s.

Unless earlier terminated, this agreement will continue until superseded by the execution of the agreement that grants to Lee’s the commercial rights to Betrixaban in China. This agreement may be terminated by Lee’s for convenience with 90 days’ advance written notice, or by either party for the other party’s uncured material breach or any material safety issue of Betrixaban. In addition, this agreement will automatically terminate if we fail to reach agreement to grant Lee’s the commercial rights to Betrixaban in China, or if we terminate Lee’s option. We completed APEX enrollment before the parties were able to find a regulatory pathway to expand the study into China.

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

In January 2016, we entered into collaboration agreements with BMS and Pfizer to obtain Japanese regulatory approval and commercialize Andexanet alfa in Japan. Under the terms of the agreement we will receive an upfront payment of $15.0 million and are eligible to receive potential regulatory and sales-based milestone payments totaling $90.0 million, as well as double-digit royalties based on Andexanet alfa net sales in Japan. BMS and Pfizer will be responsible for all development and regulatory activities for Andexanet alfa in Japan and for commercializing the drug in Japan.

Bayer and Janssen agreements

In February 2013, we entered into a clinical collaboration agreement with Bayer and Janssen to include subjects dosed with rivaroxaban, their fXa inhibitor product, in one of our Phase 2 proof-of-concept studies of Andexanet alfa. We are responsible for the cost of conducting such clinical studies. This agreement will continue in force until the later of the completion of the studies and the fulfillment of certain other conditions set forth in the agreement, unless earlier terminated by either party pursuant to the agreement.

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

In January 2016, we entered into collaboration agreements with Bayer to include rivaroxaban in the clinical studies for approval of Andexanet alfa in Japan. Under the terms of the agreement, we will receive an upfront payment of $5.0 million and are eligible to receive an additional milestone payment based on Japanese regulatory approval of Andexanet alfa as an antidote for rivaroxaban. Bayer will provide technical support as well as fund clinical studies of Andexanet alfa with rivaroxaban in Japan. Bayer received no commercial rights under this agreement.

Daiichi Sankyo agreement

In June 2013, we entered into an agreement with Daiichi Sankyo to include subjects dosed with edoxaban, their fXa inhibitor product, in one of our proof-of-concept studies of Andexanet alfa. We are responsible for the costs of conducting this clinical study. This agreement will continue in force until the later of the completion of the studies and the fulfillment of certain other conditions set forth in the agreement, unless earlier terminated by either party pursuant to the agreement. This agreement does not grant Daiichi Sankyo any other rights with respect to the development or commercialization of Andexanet alfa.

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

Syk Selective Inhibitors

Biogen Idec agreement

In October 2011, we entered into an exclusive worldwide license and collaboration agreement with Biogen Idec to develop and commercialize PRT2607 and certain highly selective Syk inhibitors. Biogen Idec made an upfront cash payment to us of $36.0 million and purchased 636,042 shares of our Series 1 convertible preferred stock for an aggregate purchase price of $9.0 million. Pursuant to the agreement, we had an option to lead development and commercialization efforts in the United States for select smaller indications, as well as discovery efforts for follow-on Syk inhibitors and an option to co-promote the drug alongside Biogen Idec with major indications in the United States. In November 2012, we elected to exercise our option to convert the agreement to a fully out-licensed agreement. After such election, we relinquished our right to share profits from sales of products related to Syk inhibitors, but are entitled to receive tiered royalties at low-double-digit percentages (not greater than 20%) from sales of these products by Biogen Idec if product sales are ever achieved. We no longer have an obligation to fund the program under the agreement. The agreement also provides for additional payments to us of up to approximately $370 million based on the occurrence of certain development and regulatory events. Biogen Idec has elected to assume all future development work for Syk inhibitors, including the major indications, such as rheumatoid arthritis and allergic asthma. To date, no development or regulatory events provided by the agreement have occurred and no royalties have been triggered under our agreement with Biogen Idec. This agreement will continue in force until either party terminates the agreement pursuant to the agreement or until the expiration of Biogen Idec’s royalty obligations pursuant to the agreement, which is the later of the expiration of all relevant patents and regulatory exclusivities or 10 years after first commercial sale. Biogen Idec may terminate the agreement without cause upon 120 days’ written notice or for cause if Portola commits a material breach of its obligations under the agreement and fails to cure the breach. We may terminate the agreement with proper written notice for cause if Biogen Idec commits a material breach of its obligations under the agreement and fails to cure the breach for 90 days (or 60 days for nonpayment of an amount due) after written notice is given, if Biogen Idec commences a legal action challenging the validity, enforceability or scope of any of the patents subject to the agreement or in the event of bankruptcy, reorganization, liquidation or receivership of Biogen Idec. In such event, we would regain all development rights and Biogen Idec would have no further payment obligations pursuant to the agreement. In May 2015, the Biogen Idec agreement was terminated in its entirety.

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

Ora agreement

In May 2015, we entered into a license and collaboration agreement with Ora pursuant to which we granted Ora an exclusive license to co-develop and co-commercialize one of our specific Syk inhibitors, PRT02761. Ora has the primary responsibility for conducting the research and development and regulatory activities under this agreement. We are obligated to provide assistance in accordance with the agreed-upon development plan, as well as participate on various committees.

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

We may opt out of the agreement any time prior to 90 days after an End of Phase 2 meeting with the FDA. The timing of the exercise of our opt out rights would impact future royalties we would be entitled to receive from Ora. Each party may also buy out the rights and interests in the licensed compound by paying the greater of $6.0 million or two times the actual aggregate development cost incurred by both parties on or before the date that is 90 days after an End of Phase 2 meeting with the FDA.

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

Total fixed commitments under the agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments per the terms of the agreement, are approximately $276.1 million. CMC Biologics also conducts pre-validation and validation work pursuant to work orders under the arrangement.

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

Lonza manufacturing agreement

We do not anticipate that supply from CMC Biologics, even as expanded, will be sufficient to meet projected worldwide demand for Andexanet alfa, therefore, we are developing an improved and more cost-effective process at Lonza Group Ltd, or Lonza. In June 2013, we signed an agreement with Lonza to develop a commercial-scale manufacturing process for Andexanet alfa. However, the first commercial material from Lonza will not become available until after our expected U.S. launch. In 2014 we completed our first 10,000 liter scale engineering batch with Lonza. The run successfully produced bulk drug substance that met our specifications and it appeared highly comparable to previously manufactured material. However, the yield was lower than we expected and we determined that the timeline needed to improve product yield at Lonza would result in a significant delay to our BLA submission on our intended timeline. As a result, our BLA submission used material from our ongoing CMC Biologics manufacturing process at an expanded production facility being constructed at CMC Biologics. Our broader worldwide commercial supply of Andexanet alfa is still expected to be manufactured by Lonza using what we anticipate will be an improved and more cost-effective process, with the first commercial material from Lonza becoming available following our U.S. launch.

In October 2014, we entered into a new commercial manufacturing agreement with Lonza, replacing the 2013 agreement, to produce commercial quantities of Andexanet alfa using the improved and more-cost-effective process and perform pre-validation and validation work on our behalf following our U.S. launch.

Under this new agreement, we are required to purchase at least seven commercial batches of Andexanet alfa per year from Lonza, over a period of five years following first regulatory approval of the product from Lonza’s facility. We may cancel these orders upon written notice to Lonza, in which case, we will be obligated to pay a cancellation fee ranging from between €10.0 million (or $10.9 million based on the exchange rate as of December 31, 2015) and €13.3 million (or $14.5 million based on the exchange rate as of December 31, 2015), depending on the time of cancellation and any applicable costs related to raw materials and certain pass-through costs.

The agreement will terminate on the fifth anniversary of the date of the first regulatory approval and may be early terminated by either party for the other party’s uncured material breach or insolvency or, prior to the first regulatory approval for any reason on not less than twelve months prior written notice. In addition, we may also terminate the agreement if we discontinue the development or commercialization of Andexanet alfa for regulatory, safety, efficacy or other commercial reasons and for technical reasons after delivery of the first engineering batch but before delivery of the second engineering batch. In such circumstance we will be obligated to pay a termination payment ranging from between €10.0 million (or $10.9 million based on the exchange rate as of December 31, 2015) and €15.0 million (or $16.4 million based on the exchange rate as of December 31, 2015), depending on the time of termination, which includes the cancellation fee, and any applicable costs related to raw materials.

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

Betrixaban

In the market for VTE prophylaxis in acute medically ill patients, Betrixaban, if approved, will compete with enoxaparin, which is marketed as Lovenox by Sanofi-Aventis U.S. LLC and as a generic pharmaceutical by several manufacturers, and to a lesser extent with other low molecular weight heparins. In addition, Betrixaban may face competition in the market for acute medically ill patients from other fXa inhibitors including apixaban, which is marketed by BMS and Pfizer, edoxaban, which is marketed by Daiichi Sankyo, rivaroxaban, which is marketed by Bayer and Janssen, and the direct thrombin inhibitor dabigatran, which is marketed by Boehringer Ingelheim GbmH, although none of these molecules is currently approved for use in that population. We believe, that in light of the significant opportunity in this acute medically ill population, other agents will likely be tested in a Phase 3 study. For example, in 2014, Janssen initiated a Phase 3 study designed to evaluate the efficacy and safety of rivaroxaban compared with placebo in the prevention of symptomatic VTE events and VTE-related death post-hospital discharge in high-risk, medically ill patients. Janssen also announced in 2014 that it had initiated a Phase 3 study designed to evaluate the efficacy and safety of rivaroxaban to reduce the risk of deep vein thrombosis, or DVT, and pulmonary embolism, or PE, due to a concurrent medical illness for up to 45 days after hospital discharge. As the dosing regimen for an anticoagulant typically varies based on the indication in which it is used and anticoagulants often work in one indication but not another, we and our clinical advisors think it is unlikely that a significant number of physicians will choose to prescribe a fXa inhibitor in the acute medically ill patient population absent a relevant regulatory approval or clinical evidence supporting its use. In the future, owners of approved direct fXa or thrombin inhibitors may decide to develop them for VTE prophylaxis in the acute medically ill patient population although nothing is in development for that indication to our knowledge. In addition, they or other competitors may decide to develop new therapies for VTE prophylaxis in acute medically ill patients.

Andexanet alfa

Currently there are no therapies approved as antidotes for fXa inhibitors. However, Andexanet alfa, if approved, may compete with currently approved treatments designed to enhance coagulation including fresh frozen plasma, prothrombin complex concentrates, rFVIIa, Vitamin K, protamine or whole blood. In addition, several companies have conducted clinical research on compounds that are intended to reverse the effects of one or more direct fXa inhibitors and which, if developed, may be competitive with Andexanet alfa. One of these companies, Perosphere Inc., is in Phase 2 clinical development of its compound.

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

Syk Selective Inhibitors

In the market for treatment of allergic conjunctivitis, PRT2761, if approved, will compete with existing products, such as topical antihistamines, corticosteroids, and mast cell stabilizers and potentially with other products currently in development by a number of different companies.

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

As of December 31, 2015, we owned 41 issued U.S. patents, 31 U.S. patent applications and 158 issued patents and 180 patent applications in other jurisdictions. We also co-owned 10 additional patents and patent applications. In addition, as of December 31, 2015, we have licensed 198 issued patents and 32 patent applications from third parties, mostly on an exclusive basis. The patent portfolios for our leading product candidates as of December 31, 2015 are summarized below:

Betrixaban

Our Betrixaban patent portfolio includes 22 issued U.S. patents and 4 U.S. patent applications covering the composition of and methods of making and using Betrixaban or its analogs, including those owned by us and those licensed from Millennium. The U.S. issued patents relating to the composition of matter of Betrixaban are not due to expire before September 2020 and may be extended up to September 2025, if Betrixaban receives regulatory approval and if the necessary eligibility requirements are met, pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. Betrixaban may also be eligible for an additional six months of pediatric exclusivity under the Best Pharmaceuticals for Children Act as described below. Related international patent applications have issued or been allowed in 35 countries and are pending in Europe and a number of other countries. These international patents and patent applications, if issued, would not be due to expire before September 2020.

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

Andexanet alfa

Our fXa inhibitor antidote patent portfolio is wholly owned by us and includes nine issued U.S. patents and 13 U.S. patent applications covering the composition of and methods of making and using Andexanet alfa or its analogs. We retain full commercialization rights to Andexanet alfa on a worldwide basis except for Japan where commercial rights have been licensed to BMS and Pfizer.

The U.S. issued patents are not due to expire before June 2030. A related international patent application has issued in Australia, New Zealand, China, Japan, Mexico, and Singapore, another related international patent application has issued in China, Japan, New Zealand, Mexico and Singapore and international patent applications are pending in Europe and a number of other countries. These international patents and patent applications, if issued, would not be due to expire before September 2028.

Cerdulatinib

Our dual Syk-JAK inhibitor patent portfolio is owned in part by us and licensed in part from Astellas and includes five issued U.S. patents covering the composition of and methods of making and using Cerdulatinib or its analogs. The last to expire of the U.S. patents is not expected to expire before July 2029. Related international patent applications have issued or been allowed in 16 countries and are pending in Europe and a number of other countries. These international patents and patent applications, if issued, would not be due to expire before April 2029.

Syk Selective Inhibitors

Our Syk-specific inhibitor patent portfolio is owned by us and includes four issued U.S. patents covering the composition of and methods of making and using PRT2607 or its analogs. The last to expire of the U.S. patents is currently expected to expire in July 2029. Related international patent applications have issued or been allowed in 26 countries and, have been granted in Europe and are pending in a number of other countries. These international patents and patent applications, if issued, would not be due to expire before April 2029.

Manufacturing

We rely on contract manufacturing organizations, or CMOs, to produce our drug candidates in accordance with the FDA’s and EMA’s current Good Manufacturing Practices, or cGMP, regulations for use in our clinical studies. The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. Our small molecule drug candidates, Betrixaban and Cerdulatinib, are manufactured using common chemical engineering and synthetic processes from readily available raw materials. We rely on Hovione to produce API for Betrixaban for our APEX study. Pursuant to a development and manufacturing service agreement between us and Hovione, Hovione produces the API for Betrixaban using our proprietary process and to our specified quality standards and in compliance with applicable regulations. Hovione produces the API pursuant to work orders submitted by us and agreed to by Hovione, though Hovione is not under any obligation to enter into any work order and may terminate the agreement under certain conditions. Andexanet alfa is a recombinant biologic molecule produced in living cells, a process that is inherently complex and requires specialized knowledge and extensive process optimization and product characterization to transform laboratory scale processes into reproducible commercial manufacturing processes.

Our current Phase 4 ANNEXA study is using clinical material with bulk drug substance manufactured by CMC Biologics. We are currently continuing and expanding our ongoing work with CMC Biologics from clinical supply to commercial supply for our potential U.S. launch. Under our commercial supply agreement, CMC Biologics plans to increase production capacity at a lower cost than that of our current clinical supply for Andexanet alfa. We are also working with Lonza Group Ltd., or Lonza, to develop a large-scale commercial manufacturing process. Under our manufacturing supply agreement with Lonza, we plan to further increase our production capacity and to enhance our manufacturing process at Lonza to provide broader worldwide supply following our potential U.S. launch.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	nonclinical laboratory and animal testing of the product including some that must be conducted in accordance with Good Laboratory Practices or GLPs;
•	submission of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug candidate for its intended use;

•	pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with Good Manufacturing Practices, or GMP, and Good Clinical Practices or GCPs; and
•	Approval of an NDA, for a drug or a BLA, for a biologic prior to commercial marketing for specific indications for use.

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

For purposes of NDA or BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•	Phase 1 – Studies are initially conducted to test the product candidate for safety, dosage tolerance, absorption, metabolism, distribution and excretion in healthy volunteers or patients.
•

Phase 2 – Studies are conducted with groups of patients with a specified disease or condition to provide enough data to evaluate the preliminary efficacy, optimal dosages and dosing schedule and expanded evidence of safety. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

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

•

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

NDA or BLA submission and review by the FDA

The results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA. The submission of an NDA or BLA requires payment of a substantial User Fee to FDA. The FDA may convene an advisory committee to provide independent expert clinical opinion on application review questions. The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure consistent batch to batch purity, identity, potency, and strength of the product candidate. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA has informed us that our BLA for Andexanet alfa may also be subject to prior review by an advisory committee. The FDA will not approve an application unless it determines that the manufacturing processes, equipment and facilities are in compliance with cGMP requirements. Once the NDA submission has been accepted for filing (sixty days post receipt of the application by the FDA), the FDA typically takes ten months to review the application and respond to the applicant, which can take the form of either a Complete Response Letter or Approval. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA approval of any NDA or BLA submitted by us will be at a time the FDA chooses. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed and require post-marketing requirements such as a Risk Evaluation and Mitigation Procedure or a Phase 4 study. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require Phase 4 post-marketing studies to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-marketing studies.

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

EU member states require both regulatory clearances by the national competent authority and a favorable ethics committee opinion prior to the commencement of a clinical trial. Under the EU regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. The centralized procedure is compulsory for medicines produced by certain biotechnological processes, products with a new active substance indicated for the treatment of certain diseases, such as neurodegenerative disorder or diabetes and products designated as orphan medicinal products and optional for those products which are highly innovative or for which a centralized process is in the interest of patients. The decentralized procedure of approval provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, known as the reference member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials (draft summary of product characteristics, draft labeling and package leaflet) to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The sponsor responds to any inquiries and the final report is issued on the 120th day from submission of application. The final report is forwarded to the EMA for review and approval. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states.

Employees

As of December 31, 2015, we had 137 full-time employees, 26 of whom hold Ph.D. degrees and 6 of whom hold M.D. degrees. Of the full-time employees, 91 employees are engaged in research and development and 46 are engaged in general administration, business development, sales and marketing. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

We lease approximately 74,000 square feet of research and office space in South San Francisco, California under a lease that expires in March 2020. Thereafter, at our option, we may extend the term for an additional three years through March 2023. We believe that our existing facilities are sufficient for our current needs for the foreseeable future.

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

In assessing these risks, you should also refer to other information contained in this annual report on Form 10-K, including our Condensed Consolidated Financial Statements and related Notes.

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have incurred significant losses, and expect to incur substantial and increasing losses as we continue to develop and commercialize our product candidates.

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and selling, general and administrative expenses related to our operations. We expect to incur substantial and increasing losses as we continue to develop and commercialize our product candidates. As of December 31, 2015, we had an accumulated deficit of approximately $649.3 million.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we enter into licensing and collaboration agreements with other companies that may include development funding and upfront and milestone payments, which could have a significant impact on our operating results. Accordingly, our future operating results could depend to a material extent on payments under our existing or future licensing and collaboration arrangements, as well as any potential sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

We are advancing multiple product candidates through the research and clinical development process. The completion of the development and the preparation for commercialization of our product candidates will continue to require substantial funds. As of December 31, 2015, we had $460.2 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;
•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution and general corporate and commercial infrastructure;
•	the possible development of additional product candidates, including through in-licensing and acquisitions;
•	the degree and rate of market acceptance of any products launched by us or future partners;
•	our ability to enter into additional collaboration, licensing, commercialization or other financing arrangements and the terms and timing of such arrangements;
•	the rate of progress and cost of our clinical studies; and
•	the emergence of competing technologies or other adverse market developments.

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

We have invested a significant portion of our efforts and financial resources into the development of Betrixaban, Andexanet alfa and, to a lesser extent, Cerdulatinib and our selective Syk inhibitor program. Our ability to generate product revenue, which will not occur until after regulatory approval, if ever, will depend on the successful development, regulatory approval and eventual commercialization of one of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	our ability to reach agreement with the FDA and other regulatory authorities on the appropriate regulatory path for approval of our product candidates;
•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States for our product candidates;
•	our ability to manufacture product commercially at acceptable costs;

•	acceptance of any approved product by the medical community, third-party payors and patients;
•	establishing and maintaining commercial manufacturing arrangements with third parties;
•	commercializing any product candidate that may be approved, whether alone or in collaboration with others;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of the product following approval;
•	successful enrollment in, and completion of, clinical studies; and
•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

For example, the favorable results from our Phase 2 clinical studies of Betrixaban, which involved the prophylaxis, or preventive treatment, against venous thromboembolism, or VTE, in patients receiving total knee replacements and the prevention of stroke in patients with atrial fibrillation, may not be predictive of success in our Phase 3 APEX clinical study of Betrixaban for extended duration VTE prophylaxis for 35 days of in-hospital and post-discharge use in acute medically ill patients with elevated blood levels of D-dimer or over the age of 75, as the Phase 2 studies were not designed to demonstrate statistically significant effectiveness, were in different medical conditions, involved different patient populations or dosing regimens, were of different duration or had different comparators. Any of these factors and other factors could result in Betrixaban showing decreased activity or increased safety risks in our APEX study as compared to the Phase 2 studies.

Moreover, the probability of our APEX study succeeding is highly dependent on the adequacy of its design and dose selection. Two other Factor Xa inhibitors have failed in Phase 3 trials for the indication that we are pursuing for Betrixaban. We have reviewed publicly available data from those studies and incorporated the results of our analysis into the design of our APEX study, but we could have misinterpreted the data or performed a flawed analysis. Furthermore, relevant information from the studies may not be publicly available or, if available, may not have been obtained by us. As a result, there could be flaws in the design of our APEX study that could cause it to fail. For example, our patient inclusion criteria for the APEX study selects for patients with a higher risk of VTE, and these patients may be more likely to experience a severe bleeding event, even though we attempt to exclude certain patients at higher risk of bleeding. If patients in the APEX study experience a higher than expected rate of severe bleeding events, the APEX study may fail to demonstrate a sufficient safety profile for Betrixaban. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the marketing of their products.

Similarly, the favorable results from our Phase 2 proof-of concept studies of Andexanet alfa, evaluating the effect of Andexanet alfa in healthy volunteers taking apixaban, rivaroxaban, edoxaban or enoxaparin may not be predictive of success in our Phase 4 study or other later studies, if any. In addition, although part 1 of each of our Phase 3 ANNEXA-A (apixaban) and ANNEXA-R (rivaroxaban) studies demonstrated that, for the primary efficacy endpoint, an intravenous bolus of Andexanet alfa immediately and significantly reversed the anticoagulation activity of apixaban and rivaroxaban, and part 2 of each of our ANNEXA-A and ANNEXA-R studies demonstrated that, for all the primary and secondary endpoints, an intravenous bolus of Andexanet alfa followed by a continuous two-hour infusion sustained the reversal of anticoagulation activity of apixaban and rivaroxaban, these positive results may not be predictive of success in our ANNEXA-4 confirmatory study in certain patients receiving apixaban, rivaroxaban, edoxaban or enoxaparin who present with acute major bleeding. We also do not know how the results from our ANNEXA trials will translate into clinical use in patients. Moreover, the results from our studies to date of Andexanet alfa may not address the effect of repeat doses or allow a determination of the optimal therapeutic dose of Andexanet alfa for our intended target patient population.

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

Our product development costs may also increase if we experience delays in testing or approvals. We do not know whether any anticipated clinical studies will begin as planned, or whether anticipated or ongoing clinical studies will need to be restructured or will be completed on schedule, or at all.  Significant clinical study delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to commercialize our product candidates and harm our business and results of operations.

If serious adverse side effects are identified during the development of any of our product candidates, we may need to abandon our development of that product candidate.

It is impossible to guarantee when or if any of our product candidates will prove safe enough to receive regulatory approval. There can be no assurance that our APEX or ANNEXA-4 studies or other clinical studies will not fail due to safety issues. In such an event, we might need to abandon development of that product candidate or enter into a partnership to continue development.

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

While no serious adverse side effects have been observed to date with Andexanet alfa, there is a risk that adverse side effects could be observed through additional clinical experience or repeat doses. Some protein-based biologics have encountered problems with immunogenicity, that is, their tendency to trigger an unwanted immune response against themselves. In addition, there is a risk that reversing the anticoagulant activity of Factor Xa inhibitors in patients requiring anticoagulation could be associated with thrombotic events.

Even if any of our product candidates receive marketing approval, if a regulatory agency discovers adverse events of unanticipated severity or frequency it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. Among other legal and administrative actions, a regulatory agency may:

•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•	suspend any regulatory approvals;
•	suspend any ongoing clinical trials;
•	refuse to approve pending applications or supplements to approved applications filed by us, our partners or our potential future partners;
•	impose restrictions on operations, including costly new manufacturing requirements; or
•	seize or detain products or require a product recall.

In addition, the occurrence of any of the foregoing, even if promptly remedied, could negatively impact the perception of us or the relevant product among the medical community, patients or third party payors.

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

For example, the ANNEXA-4 study of Andexanet alfa is our first experience in patients with major bleeding who are receiving a factor Xa inhibitor. Because we have limited first-hand enrollment experience in this patient population, our enrollment forecasts are estimated based on our understanding of enrollment experience of similar studies conducted by others in similar patient populations.  Our current forecasts suggest that enrolling up to 270 patients should ensure that a sufficient number are able to be included in the primary analysis. However, if after enrolling 270 patients, the true number of evaluable patients is less than required, it may be necessary to continue enrolling additional patients beyond the planned 270. Enrollment of additional patients (or slower than anticipated enrollment of the currently planned 270 patients) could increase the cost and duration of the study, and could result in alterations of the clinical plan including, but not limited to, opening of additional sites or geographic regions, both of which would result in increased costs. In addition, our Cerdulatinib clinical studies will require enrollment of patients who have failed current therapies or have relapsed due to mutations. Finding and enrolling a sufficient number of patients for our expansion cohorts could be difficult, time consuming and expensive because enrollment of clinical patients in the oncology space is often highly competitive and we have limited experience enrolling oncology patients in clinical trials.

Even if Andexanet alfa is approved by the FDA, this approval may be limited to certain indications, additional clinical studies and regulatory applications may be required to expand Andexanet alfa indications and we can provide no assurances that such additional clinical studies or regulatory applications will be successful.

We are developing Andexanet alfa as a universal antidote for patients receiving a Factor Xa inhibitor anticoagulant when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery/urgent procedures. Our ANNEXA-4 Phase 4 study is being conducted in patients receiving either a direct or indirect Factor Xa inhibitor who present with an acute major bleed, and our ANNEXA Phase 3 registration-enabling studies have been conducted on healthy volunteers. It is not certain at this time which indications, if any, the FDA will approve based on this data. It is possible that additional clinical studies will be required to support our targeted indications, which would require additional time and expense and may not prove successful. Limitations in our label for Andexanet alfa would reduce the number of patients for whom Andexanet alfa is indicated and could reduce the size of the anticipated market and our financial prospects.

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

In November 2013, the FDA granted breakthrough therapy designation for Andexanet alfa which allows for an Accelerated Approval process. The Accelerated Approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a surrogate biomarker endpoint that is considered reasonably likely to predict clinical benefit rather than a clinical endpoint such as survival or irreversible morbidity. We have asked the FDA for priority review of our biologics license application, or BLA, a process that provides a shortened timetable to approval. Our use of an Accelerated Approval process requires that a Phase 4 clinical study with clinical endpoints that will correlate to a surrogate endpoint(s) must be ongoing at the time our BLA is submitted and some early patient data will be required by the FDA to support the BLA. This study will continue into commercialization. Because of the accelerated timelines required for Accelerated Approval, we may require more time and incur greater costs than anticipated and may not succeed in timely manufacture of drug supply or in obtaining regulatory approval of Andexanet alfa. In addition, the FDA may subsequently determine that the studies conducted by us were insufficient to support approval for all or some of the marketed direct or indirect Factor Xa inhibitors or proposed indications, require us to conduct extensive post-approval studies or make modifications to our ongoing ANNEXA-4 study.

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

Scaling up production at CMC Biologics is a technically complex process and there is no guarantee that CMC Biologics will be able to increase production to full anticipated capacity on a consistent or timely basis, or at all. In addition, we do not anticipate that supply from CMC Biologics, even as expanded, will be sufficient to meet projected worldwide demand for Andexanet alfa, therefore, we must also develop an improved and more cost-effective process at Lonza. However, the first commercial material from Lonza will not become available until after our expected U.S. launch. There is significant technical and regulatory work which we will need to complete before Lonza is able to produce commercial quantities of Andexanet alfa and there remains substantial uncertainty whether Lonza will be able to produce commercial supply of Andexanet alfa at the quantities and cost of goods necessary for commercial success.

In addition, in order to obtain FDA approval of material produced by a new vendor or using a new process, the vendor’s manufacturing facility will need to pass a pre-approval regulatory inspection and we will need to demonstrate that such material is comparable to the clinical material we previously used and material produced by CMC Biologics.  Demonstrating comparability can require significant pre-clinical and clinical studies. If we are not able to demonstrate comparability, then the material may be considered a new biological entity and a new clinical program, possibly commencing with Phase 1, and a full BLA submission may be required for approval, resulting in additional time and expense. If we are not able to establish targeted capacity at CMC Biologics and Lonza on a timely basis, implement the proposed transitions in a timely manner, or establish comparability of the new material, or obtain the anticipated improvements in efficiency, our business, financial condition, results of operations and growth prospects would be materially adversely affected.

We currently have limited sales and distribution personnel and are in the initial stages of developing marketing capabilities. If we are unable to develop effective sales, marketing and distribution capabilities on our own or through collaborations or other marketing partners, we will not be successful in commercializing Betrixaban, Andexanet alfa or other future products.

We are in the early stages of developing our sales or marketing infrastructure and have never sold, marketed or distributed therapeutic products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We plan to establish a hospital-based sales force in the United States and possibly other major markets and work with partners in other parts of the world to commercialize both Betrixaban and Andexanet alfa globally, if they are approved. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We face substantial competition, which may result in others discovering, developing or commercializing competing products more successfully than we do.

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

In addition, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain market share and undermine the value proposition that we might otherwise be able to offer to payors. We are developing our product candidate Betrixaban for extended duration VTE prophylaxis in acute medically ill patients for 35 days of in-hospital and post-discharge use. The current standard of care for VTE prophylaxis in acute medically ill patients in the United States is a 6- to 14-day administration of enoxaparin, marketed as Lovenox® and also available in generic form, an indirect Factor Xa inhibitor. Enoxaparin is widely accepted by physicians, patients and third-party payors. As a result, we may face difficulties in marketing Betrixaban as a substitute therapy in the hospital for the current standard of care, enoxaparin.

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

Also, in October 2015, Boehringer Ingelheim Corporation obtained FDA and EMA approvals of idarucizumab for the reversal of the anticoagulant effect of Pradaxa (dabigatran) for emergency/urgent procedures or in life-threatening or uncontrolled bleeding. Although idarucizumab is a specific reversal agent for Pradaxa, a direct thrombin inhibitor, rather than a Factor Xa inhibitor, to the extent the availability of a specific reversal agent leads to increased adoption of Pradaxa rather than Factor Xa inhibitors or low molecular weight heparins, the demand for Andexanet alfa as a specific reversal agent for Factor Xa inhibitors and low molecular weight heparins could also be reduced.

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

We do not independently conduct clinical studies of our product candidates. We rely on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. Furthermore, most of the clinical study sites for our APEX study are located outside the United States, including several developing countries. The performance of these sites may be adversely affected by various issues, including less advanced medical infrastructure, lack of familiarity with conducting clinical studies using U.S. standards, insufficient training of personnel, communication difficulties and geopolitical risk. We remain responsible for ensuring that each of our clinical studies is conducted in accordance with the general investigational plan and protocols for the study.

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

We do not own facilities for clinical-scale or commercial manufacturing of our product candidates and we rely on third-party suppliers to manufacture each of our product candidates. For example, we have contracted with CMC Biologics to expand its production capacity of Andexanet alfa bulk drug substance to support our potential U.S. commercial launch, and we have engaged Lonza to develop a new, higher-capacity and lower cost process for Andexanet alfa bulk drug substance in order to support our broader, worldwide commercialization strategy. We have not yet entered into a commercial supply agreement for the manufacture of Betrixaban but will be required to do so to manufacture commercial supply. We also rely or expect to rely on other third party providers for lyophilization, packaging, labeling and supply chain distribution. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug product necessary for our clinical and commercial supply needs, or if any single source supplier terminates the agreement in response to a breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product candidate until a qualified alternative supplier is identified, which could also significantly delay the development of, and impair our ability to commercialize, our product candidates.

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

Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, quality, commercial compliance, medical affairs, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to existing and new public company compliance and reporting regulations.

As a public company, we incur significant legal, accounting and other expenses. For example, the Sarbanes-Oxley Act, and rules of the SEC and those of The NASDAQ Stock Market, or the NASDAQ, have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel have and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations are continuously being revised, have  increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

In connection with our Betrixaban and Andexanet alfa development, we are currently utilizing certain suppliers outside of the United States, which subjects us to certain of the above risks.

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

The effects of these changes are currently unclear as the United States Patent and Trademark Office, or USPTO, has only recently implemented various regulations, the courts have only just begun to issue decisions addressing these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. We may become involved in opposition or other proceedings challenging our patent rights or the patent rights of others, and the outcome of any proceedings are highly uncertain. For example, in November 2013, Zentiva k.s. and Günter SÖLCH separately filed papers with the European Patent Office opposing European Patent 2101760, assigned to Millennium Pharmaceuticals, Inc., to which we have an exclusive license. The European Patent Office decided in favor of revoking the European patent.  Portola will appeal this revocation. This patent is related to a formulation of Betrixaban. Should the appeal or other proceedings be unsuccessful,  this could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We will not be permitted to market our product candidates in the United States until we receive approval of an NDA or a BLA, from the FDA. We have submitted a BLA for Andexanet alfa but have not submitted an application or received marketing approval for any of our other product candidates. Obtaining approval of an NDA or BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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

Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA and non-U.S. regulatory authorities. Any regulatory approval that we or our collaboration partners receive for our product candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. In addition, if the FDA or non-U.S. regulatory authorities approve any of our product candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion, price reporting, aggregate spend or “sunshine” reporting and recordkeeping for our products. In addition, manufacturers of our drug products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing.

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

The regulations that govern marketing approvals, pricing and reimbursement for new therapeutic products vary widely from country to country. Some countries, including European Union, or EU, member countries, require approval of the sale price of a product before it can be marketed. In many countries, including EU member countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. In some foreign markets, including the EU member countries, current standard of care and/or competitive products may be used as a benchmark or reference to determine pricing and reimbursement level for novel products such as Andexanet alfa and Betrixaban.  To the extent that comparators are available at lower prices than our anticipated pricing for Andexanet alfa or Betrixaban, the pricing and reimbursement level of our products in the EU could be negatively impacted.  As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenue we are able to generate from the sale of the product in that country, or even reduce the commercial viability of the product to an extent that prevents the launch altogether.

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

Based, in part, on a review of SEC filings, we believe that our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own a significant percentage of our outstanding shares of common stock, based on shares of common stock outstanding as of December 31, 2015. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.5 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $47.5 million as of December 31, 2015, based on the closing price of our common stock of $51.45 on such date in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 74,000 square feet of research and office space in South San Francisco, California under a lease that expires in March 2020. Thereafter, at our option, we may extend the term for an additional three years to March 2023. We believe that our existing facilities are sufficient for our current needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is listed on The NASDAQ Global Select Market under the symbol “PTLA”. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ Global select Market:

	Low	High
Fiscal Year ending December 31, 2014
First Quarter	$23.00	$30.39
Second Quarter	$19.59	$30.58
Third Quarter	$23.34	$31.48
Fourth Quarter	$24.75	$31.38
Fiscal Year ending December 31, 2015
First Quarter	$26.26	$43.63
Second Quarter	$35.00	$49.37
Third Quarter	$39.76	$57.96
Fourth Quarter	$40.89	$52.89

On February 22, 2016, the last reported sale price of our common stock as reported on The NASDAQ Global Select Market was $30.04 per share.

As of February 22, 2016, there were 56,362,311 shares of our common stock issued and outstanding with 31 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

STOCK PRICE PERFORMANCE GRAPH

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from May 22, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2015. The figures represented below assume an investment of $100 in our common stock at the closing price of $15.15 on May 22, 2013 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on May 22, 2013 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	May 22, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Portola Pharmaceuticals, Inc.	PTLA	$100.00	$162.08	$176.57	$169.97
NASDAQ Composite Index	IXIC	$100.00	$96.08	$115.99	$125.56
NASDAQ Biotechnology Index	NBI	$100.00	$98.27	$108.90	$120.60

$100 investment in stock or index	Ticker	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Portola Pharmaceuticals, Inc.	PTLA	$170.96	$192.61	$166.86	$186.93
NASDAQ Composite Index	IXIC	$121.24	$127.28	$129.74	$136.75
NASDAQ Biotechnology Index	NBI	$130.83	$142.35	$151.50	$168.38

$100 investment in stock or index	Ticker	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Portola Pharmaceuticals, Inc.	PTLA	$250.56	$300.66	$281.32	$339.60
NASDAQ Composite Index	IXIC	$141.51	$143.99	$133.40	$144.58
NASDAQ Biotechnology Index	NBI	$190.61	$204.79	$167.93	$187.61

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

USE OF PROCEEDS

On May 21, 2013, our registration statement on Form S-1 (File No. 333-187901) was declared effective for our initial public offering. As a result of our initial public offering and the exercise of the overallotment option, both of which closed on May 28, 2013, we received net proceeds of approximately $131.0 million, after underwriting discounts and commissions of approximately $9.4 million. In addition, we incurred other expenses associated with our initial public offering of approximately $5.2 million. No payments for such expenses were made directly or indirectly to any of our officers or directors. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 21, 2013, and all net proceeds from the initial public offering were used to fund the ongoing clinical program for Betrixaban, the continued development of Andexanet alfa, a Phase 1/2 study in hematologic cancers for Cerdulatinib, and for sales, marketing, working capital and general corporate purposes.

RECENT SALE OF UNREGISTERED SECURITIES

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

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following consolidated selected financial data together with the section of this report entitled “Management’s discussion and analysis of financial condition and results of operations” and our consolidated financial statements and the related notes included in this report. The consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2012 and 2011, and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011

Consolidated statements of operations data:
Collaboration and license revenue	$12,070	$9,625	$10,531	$72,042	$78,029
Operating expenses:
Research and development	200,376	123,639	79,286	49,717	46,089
Selling general and administrative	38,869	23,552	15,423	11,469	12,071
Total operating expenses	239,245	147,191	94,709	61,186	58,160
(Loss) Income from operations	(227,175)	(137,566)	(84,178)	10,856	19,869
Interest and other income, net	305	441	826	510	136
Interest expense	–	–	–	–	(21)
(Loss) Income before income taxes	(226,870)	(137,125)	(83,352)	11,366	19,984
Income tax benefit	(365)	–	–	–	0
Net (loss) income	$(226,505)	$(137,125)	$(83,352)	$11,366	$19,984
Net loss attributable to Noncontrolling interest (Development Partner)	$–	$–	$–	$–	$–
Net (loss) income attributable to Portola:
Basic	$(226,505)	$(137,125)	$(83,352)	$–	$79
Diluted	$(226,505)	$(137,125)	$(83,352)	$–	$127
Net (loss) income per share attributable to Portola stockholders:
Basic	$(4.36)	$(3.19)	$(3.65)	$–	$0.06
Diluted	$(4.36)	$(3.19)	$(3.65)	$–	$0.06
Shares used to compute net (loss) income per share attributable to Portola common stockholders:
Basic	51,981,463	42,977,463	22,842,443	1,350,939	1,249,778
Diluted	51,981,463	42,977,463	22,842,443	2,048,867	2,089,206

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

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated balance sheet data:
Cash, cash equivalents and investments	$460,161	$392,303	$319,036	$137,384	$188,089
Working capital	414,431	273,946	247,153	116,089	169,128
Total assets	502,924	416,495	325,731	146,001	193,403
Convertible preferred stock	–	–	–	317,280	317,280
Noncontrolling interest (Development Partner)	2,927	–	–	–	–
Total Portola stockholders' equity (deficit)	427,396	347,802	296,335	(191,569)	(206,105)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the section of this report entitled “Selected financial data” and our financial statements and related notes included elsewhere in this report. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed in the section of this report entitled “Risk factors.”

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

Our Phase 3 programs address significant unmet medical needs in the area of thrombosis, or blood clots. Betrixaban, a U.S. Food and Drug Administration, or FDA,-designated Fast-Track novel oral once-daily inhibitor of Factor Xa, or fXa, is in a Phase 3 clinical trial for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, or VTE, in acute medically ill patients for 35 days of in-hospital and post-discharge use. We completed enrollment of 7,514 patients in the fourth quarter of 2015 and expect to report top line data from our APEX study in early April 2016. We plan to submit a New Drug Application, or NDA, to the FDA in the second half of 2016, subject to positive APEX data. Currently, there is no anticoagulant approved for extended duration VTE prophylaxis in the acute medically ill population.

Our second Phase 3 compound Andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a fXa inhibitor. Andexanet alfa has potential indications for patients anticoagulated with a direct or indirect fXa inhibitor when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery or urgent procedures. We have completed Phase 3 registration studies in healthy volunteers and are currently evaluating Andexanet alfa in Phase 2 clinical trials. We are also conducting a Phase 4 confirmatory trial in patients. We filed a Biologics License Application, or BLA, to the FDA in the first quarter of 2016. The BLA is subject to review under an Accelerated Approval pathway with a Prescription Drug User Fee Act, or PDUFA, date of August 17, 2016. The PDUFA date is the goal date for the FDA to complete its review of the BLA.

Our third product candidate, Cerdulatinib, is an orally available dual kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and Janus kinases, or JAK, enzymes that regulate important signaling pathways. Cerdulatinib is being developed for hematologic, or blood, cancers and inflammatory disorders. We are currently conducting a Phase 1/2a proof-of-concept study for Cerdulatinib in patients with non-Hodgkin’s lymphoma, or NHL, or chronic lymphocytic leukemia, or CLL, who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations. In the Phase 1 dose escalation portion of the study, we have yet to reach the maximum tolerated dose and enrollment continues. Based on interim Phase 1 data, we plan to advance Cerdulatinib to the Phase 2a portion of the study, which includes expansion cohorts in select hematologic cancers.

We have a program of highly selective Syk inhibitors, one of which is partnered with Ora Inc., or Ora. We also have entered into an agreement with an early development stage Company to explore a novel approach to develop a drug in the field of hypercholesterolemia. Based on the terms of the agreement and accounting requirements, we consolidated the early development stage Company and recognized an intangible asset associated with the in-process research and development and a corresponding non-controlling interest in our consolidated financial statements.

We have full worldwide commercial rights to Betrixaban  and Cerdulatinib and to Andexanet alfa outside of Japan. In January 2016, we licensed commercial rights to Andexanet alfa in Japan to Bristol-Myers Squibb Company, or BMS, and Pfizer Inc., or Pfizer. We believe we can maximize the value of our company by retaining substantial commercialization rights to these three product candidates and, where appropriate, entering into additional partnerships to develop and commercialize these product candidates. We plan on building a successful enterprise to commercialize Betrixaban and Andexanet alfa, using a hospital-based sales team in the United States and possibly other major markets and with additional partners in other territories.

Financial operations overview

Revenue

Our revenue to date has been generated from collaboration and license revenue pursuant to our collaboration agreements.  We have not generated any revenue from commercial product sales to date.

We may also be entitled to additional milestone payments and other contingent payments upon the occurrence of specific events. Due to the nature of these collaboration agreements and the nonlinearity of the earnings process associated with certain payments and milestones, we expect that our revenue will continue to fluctuate in future periods.

In the future, we may receive revenue from sale of our products, if approved. We hope to receive approval for Andexanet alfa in the third quarter of 2016, following which we expect to access the market through a focused, specialized sales force in the United States.

The following table summarizes the sources of our collaboration and license revenue for the years ended December 31, 2015, 2014 and 2013, in thousands:

	Year Ended December 31,
	2015	2014	2013
Bayer and Janssen	$5,740	$3,598	$3,876
Daiichi Sankyo	4,578	4,287	2,419
BMS and Pfizer	1,540	1,497	4,042
Lee's Pharmaceutical	212	243	194
Total collaboration and license revenue	$12,070	$9,625	$10,531

Research and development expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our un-partnered product candidates, as well as discovery and development of clinical candidates pursuant to our collaboration agreements. We recognize all research and development costs as they are incurred. Our research and development expenses may increase or decrease by amounts we may pay or receive under various cost-sharing provisions of our collaboration and license agreements.

Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods are received or services are rendered.

We expect our research and development expenses to be similar or slightly higher in the future as we continue to advance our Phase 3 programs through clinical development and prepare for commercialization. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the size and duration of late stage clinical trials as compared to earlier clinical trials and preclinical development. Upon FDA approval of Andexanet alfa in the United States, which is expected in 2016, a substantial portion of our manufacturing costs will be capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold. Expenses incurred for setting up additional manufacturing facilities may be categorized as research and development expense or as manufacturing start-up costs, a component of operating expenses, based on the significance of the process changes and enhancements at the additional manufacturing facility. The timing and amount of expenses incurred will depend upon FDA approval and the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, start-up manufacturing and supply chain costs and any costs associated with the advancement of our preclinical programs.

The following table summarizes our research and development expenses by product candidate:

	Phase of	Year Ended December 31,
	Development	2015	2014	2013
		(in thousands)
Product candidate
Betrixaban	Phase 3	$80,425	$64,252	$40,641
Andexanet alfa	Phase 3 and 4	106,754	52,576	33,420
Cerdulatinib	Phase 1/2a	10,723	5,861	5,242
Syk selective inhibitor	Pre-clinical	117	(41)	(113)
Other research and development expenses(1)		2,357	991	96
Total research and development expenses(2)		$200,376	$123,639	$79,286

(1)	Amounts in all periods include costs for other potential product candidates.
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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services and sales and marketing expenses related to commercial launch preparation. Personnel costs consist of salaries, benefits and stock-based compensation. We also incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of The NASDAQ Global Select Market, additional insurance expenses, investor relations activities and other administration and professional services. In addition, if any of our product candidates receive regulatory approval for commercial sale, we expect to incur significant expenses associated with the establishment of a hospital-based sales force in the United States and possibly other major markets, as well as commercial infrastructure initiatives including information technology systems and personnel support for the commercial organization.

Interest and other income, net

Interest and other income, net consists primarily of interest received on our cash, cash equivalents and investments, unrealized gains and losses from the remeasurement of our foreign currency deposits and foreign currency forward contracts.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Payments that are contingent upon achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. A milestone is defined as an event that can only be achieved based on our performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones subject to this guidance. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Payments contingent upon achievement of events that are not considered substantive milestones are allocated to the respective arrangements’ unit of accounting when received and recognized as revenue based on the revenue recognition policy for that unit of accounting.

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

Research and development expenses and related accruals

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

Manufacturing start-up costs are a component of research and development expenses. We accrue and expense manufacturing start up activities performed by third parties based upon actual work completed in accordance with agreements established with contract manufacturers.

As part of the process of preparing financial statements, we are required to estimate and accrue expenses, the largest of which are research and development expenses. This process involves the following:

•

communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;

•	estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and
•	periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

•	fees paid to CROs in connection with preclinical and toxicology studies and clinical studies;
•	fees paid to investigative sites in connection with clinical studies;
•	fees paid to CMOs in connection with the production of clinical study materials; and
•	professional service fees for consulting and related services.

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

Stock-based compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the options on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based option is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective options.

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

Prior to our IPO in May 2013, stock based compensation cost was measured at the date of grant, based on the estimated fair value of the award as determined by our board of directors and recognized as expense on a straight-line basis over the requisite service period. Our board of directors, with the assistance of management and, in some cases, an independent third-party valuation specialist, determined the estimated fair value of our common stock. In determining the estimated fair value of our common stock, our board of directors used a combination of the market multiple approach and the IPO value approach to estimate the enterprise value of our company in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The per share common stock value was estimated  by allocating the enterprise value using the probability-weighted expected return method at each valuation date prior to December 2011 and commencing in December 2012. The per share common stock value was estimated by using the option pricing method at each valuation date between December 2011 and December 2012. For the options granted subsequent to our IPO, the exercise price of stock options is equal to the closing market price of the underlying common stock on the grant date.

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

We estimate the fair value of restricted stock units, or RSUs, and performance stock units, or PSUs, based on the fair market values of the underlying stock on the dates of grant. The estimated fair value of RSUs is expensed over the vesting period and the estimated fair value of PSUs is expensed using an accelerated method over the requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. We assess the probability of the performance indicators being met on a continuous basis.

We estimate fair value of market-based PSUs, or M-PSUs, based on Monte Carlo simulation models with assistance from an independent third-party valuation specialist. The Monte Carlo simulation models require the use of highly subjective and complex assumptions which determine the fair value of M-PSUs including price volatility of the underlying stock and derived service periods. The assumptions used in calculating the fair value of M-PSUs and expected attainment of performance-based PSUs represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

We expect to continue to grant stock options and awards in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

Income taxes

We file U.S. federal income tax returns and California, Maryland, North Carolina and Pennsylvania state tax returns. To date, we have not been audited by the Internal Revenue Service or any state income tax authority.

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

As of December 31, 2015, our total deferred tax assets were $ 250.9 million. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. For the year ended December 31, 2015, we have written-off approximately a $194.0 million of the 2013 and 2014 California net operating losses and associated deferred tax assets of $11.3 million relating to the outcome of California Supreme Court case of Gillette Company et al. v. Franchise Tax Board and associated Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In 2016, we performed an analysis on annual limitation as a result of ownership changes that may have occurred through December 2015. Our analysis indicates that a change occurred during 2013. As a result of this change, our net operating loss and tax credit carryforwards will not be subject to limitation in total, but we may be subject to a limitation as it relates to the timing of utilization. However, due to a lack of historical earnings and uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets.

Comparison of the years ended December 31, 2015 and 2014

Collaboration and license revenue

	Year Ended December 31,
	2015	2014	Increase	% Increase
	(in thousands, except percentages)
Collaboration and license revenue	$12,070	$9,625	$2,445	25%

The increase in collaboration and license revenue during 2015 compared to 2014 was primarily due to the increase in revenue from Bayer and Janssen of $2.1 million which was attained by an increase in Phase 3 agreement revenue of $2.7 million partially off-set by a decrease in Phase 2 agreement revenue of $623,000. The increase in Phase 3 agreement revenue was driven by achievement of a milestone in 2015 of $2.0 million. Additionally, the Phase 3 agreement was executed at the end of January 2014 and by comparison 2015 included twelve months of upfront consideration recognized compared to eleven months in 2014. Collaboration revenue from Daiichi Sankyo increased net by $291,000 mainly due to an increase from the Phase 3 agreement of $1.8 million, partially offset by a decrease in Phase 2 agreement revenue of $1.5 million. These fluctuations were mainly due to timing differences in the recognition periods. There were immaterial fluctuations in collaboration revenue from BMS and Pfizer and Lee Pharmaceuticals.

We expect revenue recognized in future periods to fluctuate as we recognize revenue related to our existing collaboration agreements, enter into new collaboration agreements and begin to recognize product revenue following FDA approval and commercial launch of our Phase 3 compounds.

Research and development expenses

	Year Ended December 31,
	2015	2014	Increase	% Increase
	(in thousands, except percentages)
Research and development expenses	$200,376	$123,639	$76,737	62%

The increase in 2015 research and development expenses compared to 2014 was primarily due to the following:

•	increased program costs of $54.2 million to advance Andexanet alfa;
•	increased program costs of $16.2 million to advance Betrixaban;

•	increased program costs of $4.9 million to advance Cerdulatinib; and
•	increased development costs of $1.5 million to support early research programs that are not related to or in support of our primary programs of development.

We expect our research and development expenses to be similar or slightly higher as we continue to advance our product candidates through clinical development and prepare for commercialization. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs.

Selling, general and administrative expenses

	Year Ended December 31,
	2015	2014	Increase	% Increase
	(in thousands, except percentages)
Selling, general and administrative expenses	$38,869	$23,552	$15,317	65%

The increase in selling, general and administrative expenses during 2015 compared to 2014 was primarily due to increased headcount- related costs of $9.8 million, including an increase in stock-based compensation expense of $5.8 million, increased costs associated with professional and legal fees to support business development collaboration arrangements of $2.9 million and increased expenses for pre-commercial activities such as market research of $2.6 million.

We expect selling, general and administrative expenses to continue to increase as we continue to support our growing business and prepare for commercialization.

Interest and other income, net

	Year Ended December 31,
	2015	2014	Decrease	% Decrease
	(in thousands, except percentages)
Interest and other income, net	$305	$441	$(136)	(31%)

Interest and other income, net decreased during 2015 compared to 2014 as a result of unfavorable fluctuations in the Euro compared to the U.S. dollar. We incurred higher realized and unrealized foreign exchange fluctuation losses of $1.0 million in 2015 compared to $418,000 in 2014. The decrease was partially off-set by an increase in interest income by $442,000 due to higher cash, cash equivalents and investment balances in 2015.

Comparison of the years ended December 31, 2014 and 2013

Revenue

	Year Ended December 31,
	2014	2013	Decrease	% Decrease
	(in thousands, except percentages)
Collaboration and license revenue	$9,625	$10,531	$(906)	(9%)

The decrease in collaboration and license revenue during 2014 compared to 2013 was primarily due to the decrease in revenue following the completion of our Phase 2 agreement with BMS and Pfizer. We recognized $1.5 million from our Phase 2 agreement with BMS and Pfizer during 2014, compared to revenue of $4.0 million recognized from the same agreement with BMS and Pfizer during 2013. This decrease in collaboration and license revenue was partially offset by an increase in revenue recognized during 2014 from our agreements with Daiichi Sankyo of $4.3 million compared to revenue recognized during 2013 of $2.4 million due to revenue recognized from the second collaboration agreement entered into with Daiichi Sankyo in the third quarter of 2014.

Research and development expenses

	Year Ended December 31,
	2014	2013	Increase	% Increase
	(in thousands, except percentages)
Research and development expenses	$123,639	$79,286	$44,353	56%

The increase in research and development expenses during 2014 compared with 2013 was primarily due to the following:

•	increased program costs of $23.6 million to advance Betrixaban;
•	increased program costs of $19.2 million to advance Andexanet alfa;
•	increased program costs of $0.6 million to advance Cerdulatinib; and
•	increased development costs of $1.0 million to support early research programs that are not related to or in support of our primary programs of development.

General and administrative expenses

	Year Ended December 31,
	2014	2013	Increase	% Increase
	(in thousands, except percentages)
General and administrative expenses	$23,552	$15,423	$8,129	53%

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

Interest and other income, net

	Year Ended December 31,
	2014	2013	Decrease	% Decrease
	(in thousands, except percentages)
Interest and other income (expense), net	$441	$826	$(385)	(47%)

Interest and other income, net decreased during 2014 compared with 2013 as a result of unfavorable fluctuations in the Euro compared to the U.S. dollar and the losses related to our Euro forward contracts and foreign currency exchange losses of $0.7 million, partially offset by increased interest income of $0.4 million earned on higher cash, cash equivalents and investments balances.

Liquidity and capital resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the sale of equity securities and payments received from our collaboration partners. Our expenditures are primarily related to research and development activities which include clinical trial costs, manufacturing costs and commercial preparation costs. At December 31, 2015, we had available cash, cash equivalents and investments of $460.2 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Since inception, in connection with our agreements with Novartis, Merck, Biogen Idec, BMS and Pfizer, Bayer and Janssen, Lee’s and Daiichi, we have received payments in the aggregate amount of $222.2 million, as initial upfront payments, contingent consideration and a milestone payment of which $6.5 million is subject to a 50% refund provision, pursuant to our Phase 3 clinical collaboration agreement with BMS and Pfizer.

In March 2015, we completed an underwritten public offering of 2,870,000 shares of our Common Stock, which included 374,348 shares of Common Stock issued pursuant to the over-allotment option granted to our underwriters, at a public offering price of $40.00 per share. The net proceeds to us from the offering including the over-allotment option, net of underwriting discounts, commissions and offering expenses of approximately $358,000, were approximately $108.4 million.

In December 2015, we completed another underwritten public offering of 3,593,750 shares of our Common Stock, which included 468,750 shares of Common Stock issued pursuant to the over-allotment option granted to our underwriters, at a public offering price of $48.00 per share. The net proceeds to us from the offering, including the over-allotment option, net of underwriting discounts, commissions and offering expenses of approximately $765,000, were approximately $162.7 million.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash used in operating activities	$(207,252)	$(100,706)	$(63,615)
Cash provided by/(used in) investing activities	$52,945	$(139,152)	$(120,736)
Cash provided by financing activities	$283,282	$179,599	$248,511
Net increase (decrease) in cash	$128,974	$(60,259)	$64,160

Cash used in operating activities

Cash used in operating activities was $207.3 million for the year ended December 31, 2015 reflecting a net loss of $226.5 million, which was decreased by non-cash charges of $22.9 million for stock-based compensation, $3.2 million for amortization of premium on investments and $1.3 million for depreciation and amortization. Cash used in operating activities reflected an increase in net operating assets of $7.7 million, primarily due to an increase in prepaid research and development expense of $15.3 million partially offset by a decrease in prepaid and other long-term assets of $3.6 million related to batch initiation payments to CMC Biologics pursuant to our commercial supply agreement with CMC Biologics, and amortization of upfront payments made to CMC Biologics. Prepaid and other current assets decreased by $1.0 million, mainly due to a decrease in interest receivable on our investment portfolio of  $547,000 due to the timing and duration of investments. Our receivables from collaborators increased by $1.0 million relating to achievement of a milestone under our Phase 3 collaboration agreement with Bayer and Janssen. Cash used in operating activities also reflected an increase in accrued research and development costs of $11.7 million related to higher clinical study and related costs as we continue to increase our research and development activities, an increase in accrued compensation and employee benefits of $2.1 million related to our increased headcount, an increase in short term deferred rent balance of $594,000 and long term deferred rent balance of $2.3 million related to our corporate office lease. Accounts payable decreased by $4.1 million, due to timely resolution and processing of invoices. Our deferred revenue decreased by $9.6 million due to amortization and recognition of revenue from various Phase 3 collaboration agreements entered into in 2014.

Cash used in operating activities was $100.9 million for the year ended December 31, 2014 reflecting a net loss of $137.1 million, which was decreased by non-cash charges of $9.3 million for stock-based compensation, $3.7 million for amortization of premium on investments and $1.5 million for depreciation and amortization. Cash used in operating activities also reflected an increase in net operating assets of $21.7 million primarily due to increases in accounts payable and accrued and other liabilities of $6.7 million related to higher clinical study and related costs as we continue to increase our research and development activities, an increase in deferred revenue of $31.4 million due to an increase in deferred revenue of $13.0 million related to the upfront payments received from Bayer and Janssen, $15.0 million related to the upfront payments received from Daiichi Sankyo and $13.0 million related to the upfront payments received from BMS and Pfizer in the year ended December 31, 2014, partially offset by the recognition of collaboration revenue earned of $9.6 million from our collaboration agreements and an increase in accrued compensation and employee benefits of $1.1 million related to our increased headcount. Cash used in operating activities also reflected an increase in prepaid expenses and other current assets of $2.1 million and an increase of prepaid and other long-term assets of $15.6 million related to our upfront payment to CMC Biologics of $14.6 million pursuant to our commercial supply agreement with CMC Biologics. Also reflected in cash used in operating activities is a decrease in receivables from collaborations of $0.3 million due to the receipt of research and development expenses reimbursable from Biogen Idec pursuant to our agreement with Biogen Idec.

Cash used in operating activities was $63.6 million for the year ended December 31, 2013, reflecting a net loss of $83.4 million, which was decreased by non-cash charges of $5.0 million for stock-based compensation, $2.3 million for amortization of premium on investments and $1.4 million for depreciation and amortization. Cash used in operating activities also reflected an increase in net operating assets of $11.1 million, primarily due to increases in accounts payable and accrued and other liabilities of $10.1 million related to higher clinical study and related costs, an increase in deferred revenue of $1.2 million due to an increase in deferred revenue of $5.0 million related to the upfront payments received from Bayer and Janssen, $6.0 million related to the upfront payments received from Daiichi Sankyo and $0.7 million related to the upfront payments received from Lee’s in the year ended December 31, 2013, partially offset by the recognition of collaboration revenue earned of $10.5 million from our collaboration agreements and an increase in accrued compensation and employee benefits of $0.7 million to support our increased headcount. Cash used in operating activities also reflected an increase in prepaid expenses and other current assets of $0.7 million primarily reflecting higher interest receivable on our investment portfolio of $0.4 million, unrealized gains on our foreign currency forward contracts of $0.4 million, other receivables of $0.4 million related to our agreements with MyoKardia and Global Blood Therapeutics, prepaid premiums for corporate director’s and officer’s insurance of $0.1 million following the renewal of our corporate insurance program and placement of our public company policies, and prepaid rent of $0.2 million in 2013 partially offset by recognition of clinical trial upfront fees upon contract execution of $0.7 million.  Also reflected in 2013 cash used in operating activities is a decrease in other assets following payment and classification of deferred offering costs of $1.6 million and a decrease in receivables from collaborations of $0.4 million due to the receipt of research and development expenses reimbursable from Biogen Idec pursuant to our agreement with Biogen Idec.

Cash provided by/ (used in) investing activities

Cash provided by investing activities of $52.9 million for the year ended December 31, 2015 was primarily related to purchases of investments of $266.1 million and capital equipment purchases of $4.7 million, and increase in restricted cash (Development Partner) of $341,000, partially offset by proceeds from maturities of investments of $324.1 million.

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

Cash provided by financing activities

Cash provided by financing activities of $283.3 million for the year ended December 31, 2015, was primarily related to proceeds from our public offering, net of underwriting discounts and commissions, of $272.2 million, partially offset by payments of offering costs of $882,000 and proceeds from the exercise of stock options of $11.1 million and proceeds from purchases under our Employee Stock Purchase Plan of $837,000

Cash provided by financing activities of $179.6 million for the year ended December 31, 2014, was primarily related to proceeds from our public offering, net of underwriting discounts and commissions, of $175.2 million, partially offset by payments of offering costs of $0.6 million, and proceeds from the exercise of stock options of $5.0 million.

Cash provided by financing activities of $248.5 million for the year ended December 31, 2013, was primarily related to proceeds from our initial public offering, net of underwriting discounts and commissions, of $131.0 million, partially offset by payments of deferred offering costs of $5.0 million and proceeds from our follow-on public offering, net of underwriting discounts and commissions, of $120.8 million, partially offset by payments of deferred offering costs of $0.9 million, and proceeds from the exercise of stock options of $2.5 million.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our current collaboration. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies. Our future funding requirements will depend on many factors, including the following:

•

the timing of, and the costs involved in, obtaining regulatory approvals for Andexanet alfa and Betrixaban in the United States, and other international territories, including the cost of any studies or additional activities that the FDA or other regulatory agencies may require us to complete;

•

the cost of commercialization activities if Andexanet alfa, Betrixaban  or any future product candidates are approved for sale, including marketing, sales and distribution cost and preparedness of our corporate infrastructure; the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;

•

the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop, including process improvements in order to manufacture Andexanet alfa at commercial scale;

•	the receipt of any collaboration payments;
•	the number and characteristics of product candidates that we pursue;
•	the cost, timing and outcomes of regulatory approvals;
•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;
•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;
•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions;
•	any product liability or other lawsuits related to our products or commenced against us;
•	the expenses needed to attract and retain skilled personnel; and
•	the costs associated with being a public company.

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

Off-balance sheet arrangements and contractual obligations

On July 1, 2014, we entered into a commercial supply agreement with CMC Biologics, pursuant to which CMC Biologics will manufacture clinical and commercial supply of Andexanet alfa and perform pre-validation and validation work on our behalf. Total fixed commitments under the agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments, are $276.1 million over the life of the agreement from 2016 through 2021.

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

We may terminate the agreement unilaterally if we discontinue the development and commercialization of Andexanet alfa for regulatory, safety, efficacy or other commercial reasons, or if the projected market demand or gross margin of Andexanet alfa is below a minimum threshold, in which case we will be obligated to pay CMC Biologics a termination payment ranging from between $5.0 million and $30.0 million, depending on the time of termination. See Note 7 in the Notes to Consolidated Financial Statements contained in the section of this report entitled “Financial Statements and Supplementary Data” for a more detailed description of these agreements.

The following table summarizes our future contractual obligations, including fixed commitments for the purchase of clinical and commercial batches under the CMC Biologics commercial supply agreement, as of December 31, 2015:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Contractual Obligations:
Batch Purchase Commitments	$77,480	$133,640	$52,000	$13,000	$276,120
Purchase commitments	33,204	8,826	–	–	42,029
Operating lease obligations	2,525	5,286	3,460	–	11,271
Total Contractual obligations	$113,209	$147,752	$55,460	$13,000	$329,420

Pursuant to our asset purchase agreement with Millennium Pharmaceuticals, Inc., or Millennium, we are obligated to pay to Millennium royalties on sales of certain products if product sales are ever achieved, which royalty payments will continue until the expiration of the relevant patents or 10 years after the launch, whichever is later. Pursuant to the license agreement between Millennium and us, we are required to make certain license fee, milestone, royalty and sublicense sharing payments to Millennium as we develop, commercialize or sublicense Betrixaban and other products from certain fXa programs as described in the agreement. The Millennium license agreement further provides for additional payments to Millennium of up to $35.0 million based on the achievement of certain milestones related to Betrixaban and the fXa programs. See the section of this report entitled “Business—Collaboration and license agreements—Millennium agreements” for a more detailed description of these agreements.

We have also entered into an agreement pursuant to which a contract manufacturer, Lonza Group Ltd., will fully develop a commercial scale manufacturing process for Andexanet alfa and produce approval-enabling validation lots. The agreement includes purchase commitments aggregating approximately $79.1 million over several years of which $33.6 million is non-cancellable and included in the contractual obligations table above as a purchase commitment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2015, we had cash, cash equivalents and investments of $460.2 million consisting of cash and liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development and manufacturing activities with vendors in Europe. Beginning in 2012, we have utilized foreign currency forward contracts to mitigate our exposure to foreign currency gains and losses. The balance of forward contracts was zero at December 31, 2015. We made payments in the aggregate amount of €22.2 million and £6.1 million to our European vendors during the year ended December 31, 2015. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the year ended December 31, 2015, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related disclosures included in Part IV, Item 15 of this annual report are incorporated by reference into this Item 8.

PORTOLA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Portola Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Portola Pharmaceuticals, Inc.  (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Portola Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Portola Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 29, 2016

PORTOLA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2015 (1)	2014
Assets
Current assets:
Cash and cash equivalents	$186,488	$57,514
Short-term investments	257,713	251,759
Restricted cash (Development Partner)	341	–
Receivables from collaborators	1,000	57
Prepaid research and development	16,976	1,686
Prepaid expenses and other current assets	3,059	4,061
Total current assets	465,577	315,077
Property and equipment, net	6,243	2,776
Intangible asset	3,151	–
Long-term investments	15,960	83,030
Prepaid and other long-term assets	11,993	15,612
Total assets	$502,924	$416,495

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,279	$14,084
Accrued compensation and employee benefits	5,459	3,512
Accrued research and development	24,195	12,545
Accrued and other liabilities	2,826	1,421
Deferred revenue, current portion	8,387	9,569
Total current liabilities	51,146	41,131
Deferred revenue, long-term	18,629	27,016
Other long-term liabilities	2,826	546
Total liabilities	72,601	68,693
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized at December 31, 2015 and 2014; 56,359,515 shares and 48,766,806 shares issued and outstanding at December 31, 2015 and 2014, respectively	57	49
Additional paid-in capital	1,076,791	770,789
Accumulated deficit	(649,302)	(422,797)
Accumulated other comprehensive income/(loss)	(150)	(239)
Total Portola stockholders’ equity	427,396	347,802
Noncontrolling interest (Development Partner)	2,927	–
Total stockholders' equity	430,323	347,802
Total liabilities and stockholders’ equity	$502,924	$416,495

(1)

Amounts include the assets and liabilities of a consolidated variable interest entity (“VIE”). Portola's interests and obligations with respect to the VIE's assets and liabilities are limited to those accorded to Portola in its agreement with the VIE. See Note 8, “Asset Acquisition and License Agreements,” to these consolidated financial statements.

See accompanying notes

PORTOLA PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Collaboration and license revenue	$12,070	$9,625	$10,531
Operating expenses:
Research and development	200,376	123,639	79,286
Selling, general and administrative	38,869	23,552	15,423
Total operating expenses	239,245	147,191	94,709
Loss from operations	(227,175)	(137,566)	(84,178)
Interest and other income, net	305	441	826
Loss before taxes	$(226,870)	$(137,125)	$(83,352)
Income tax benefit	$365	$–	$–
Net loss	$(226,505)	$(137,125)	$(83,352)
Net loss attributable to noncontrolling interest (Development Partner)	$–	$–	$–
Net loss attributable to Portola	$(226,505)	$(137,125)	$(83,352)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(4.36)	$(3.19)	$(3.65)
Shares used to compute net loss per share attributable to Portola common stockholders:
Basic and diluted	51,981,463	42,977,463	22,842,443

See accompanying notes

PORTOLA PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(226,505)	$(137,125)	$(83,352)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	89	(294)	22
Comprehensive loss	(226,416)	(137,419)	(83,330)
Comprehensive loss attributable to noncontrolling interest ( Development Partner)	-	-	-
Total comprehensive loss attributable to Portola	$(226,416)	$(137,419)	$(83,330)

See accompanying notes

PORTOLA PHARMACEUTICALS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

							Accumulated	Noncontrolling
					Additional		Other	Interest	Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	(Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Partner)	Equity (Deficit)
Balance at December 31, 2012	24,026,797	317,280	1,385,508	1	10,717	(202,320)	33	–	(191,569)
Exercise of employee stock options for cash	–	–	403,468	–	2,529	–	–	–	2,529
Lapse of repurchase rights related to common shares issued pursuant to early exercises	–	–	500	–	4	–	–	–	4
Conversion of preferred stock warrants to common stock warrants	–	–	–	–	659	–		–	659
Conversion of preferred stock to common stock	(24,026,797)	(317,280)	24,026,797	24	317,256	–	–	–	317,280
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and issuance costs	–	–	9,686,171	11	125,861	–	–	–	125,872
Issuance of common stock in connection with follow-on offering, net of underwriting discounts, commissions and issuance costs	–	–	5,412,686	5	119,970	–	–	–	119,975
Employee stock-based compensation expense	–	–	–	–	4,140	–	–	–	4,140
Compensation expense relating to stock options granted to consultants	–	–	–	–	775	–	–	–	775
Unrealized gain on available-for-sale securities, net of tax	–	–	–	–	–	–	22	–	22
Net loss	–	–	–	–	–	(83,352)	–	–	(83,352)
Balance at December 31, 2013	–	–	40,915,130	41	581,911	(285,672)	55	–	296,335
Exercise of employee stock options for cash	–	–	652,125	1	4,398	–	–	–	4,399
Lapse of repurchase rights related to common shares issued pursuant to early exercises	–	–	500	–	4	–	–	–	4
Issuance of common stock upon cashless exercise of common stock warrants	–	–	40,314	–	–	–	–	–	–
Issuance of common stock pursuant to ESPP purchase			28,737	–	579	–	–	–	579
Issuance of common stock in connection with public offering, net of underwriting discounts, commissions and issuance costs	–	–	7,130,000	7	174,614	–	–	–	174,621
Employee stock-based compensation expense	–	–	–	–	8,514	–	–	–	8,514
Compensation expense relating to stock options granted to consultants	–	–	–	–	769	–	–	–	769
Unrealized loss on available-for-sale securities, net of tax	–	–	–	–	–	–	(294)	–	(294)
Net loss	–	–	–	–	–	(137,125)	–	–	(137,125)
Balance at December 31, 2014	–	$–	48,766,806	$49	$770,789	$(422,797)	$(239)	$–	$347,802
Exercise of employee stock options for cash	–	–	1,095,486	1	11,110	–	–	–	11,111
Lapse of repurchase rights related to common shares issued pursuant to early exercises	–	–	125	–	–	–	–	–	–
Issuance of common stock upon cashless exercise of common stock warrants	–	–	3,041	–	–	–	–	–	–
Issuance of common stock pursuant to ESPP purchase	–	–	30,307	1	836	–	–	–	837
Issuance of common stock in connection with public offering, net of underwriting discounts, commissions and issuance costs	–	–	6,463,750	6	271,090	–	–	–	271,096
Employee stock-based compensation expense	–	–	–	–	20,172	–	–	–	20,172
Compensation expense relating to stock options granted to consultants	–	–	–	–	2,794	–	–	–	2,794
Unrealized gain on available-for-sale securities, net of tax	–	–	–	–	–	–	89	–	89
Development Partner's noncontrolling interest upon consolidation	–	–	–	–	–	–	–	2,927	2,927
Net loss	–	–	–	–	–	(226,505)	–	–	(226,505)
Balance at December 31, 2015	–	$–	56,359,515	$57	$1,076,791	$(649,302)	$(150)	$2,927	$430,323

See accompanying notes

PORTOLA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(226,505)	$(137,125)	$(83,352)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,311	1,542	1,359
Amortization of premium on investment securities	3,174	3,703	2,333
Stock-based compensation expense	22,858	9,333	4,974
Change in reserve for uncertain tax position	(365)	–	–
Revaluation of convertible preferred stock warrant liability	–	–	(24)
Unrealized (gain) loss on foreign currency forward contracts	–	114	(261)
Changes in operating assets and liabilities:
Receivables from collaborations	(943)	252	353
Prepaid research and development	(15,290)	(745)	718
Prepaid expenses and other current assets	1,001	(1,383)	(1,187)
Prepaid and other long-term assets	3,619	(15,559)	396
Accounts payable	(4,061)	10,763	(1,773)
Accrued compensation and employee benefits	2,054	893	650
Accrued research and development	11,650	(3,565)	12,742
Accrued and other liabilities	1,531	(261)	(834)
Deferred revenue	(9,569)	31,374	1,169
Other long-term liabilities	2,281	(42)	(878)
Net cash used in operating activities	(207,252)	(100,706)	(63,615)

Investing activities
Purchases of property and equipment	(4,746)	(1,629)	(933)
Increase in restricted cash (Development Partner)	(341)	–	–
Purchases of investments	(266,068)	(332,171)	(219,813)
Proceeds from sales of investments	–	2,603	8,009
Proceeds from maturities of investments	324,100	192,045	92,001
Net cash provided by/ (used in) investing activities	52,945	(139,152)	(120,736)

Financing activities
Proceeds from public offering of common stock, net of underwriters discount	272,216	175,185	251,865
Payment of public offering costs	(882)	(564)	(5,883)
Proceeds from issuance of common stock pursuant to equity award plans	11,948	4,978	2,529
Net cash provided by financing activities	283,282	179,599	248,511

Net increase (decrease) in cash and cash equivalents	128,974	(60,259)	64,160
Cash and cash equivalents at beginning of year	57,514	117,773	53,613
Cash and cash equivalents at end of year	186,488	57,514	117,773

Noncash investing and financing activities:
Net change in accrued offering cost	$238	$–	$–
Net change in accounts payable related to purchase of property and equipment	$5	$89	$165

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

Our Phase 3 programs address significant unmet medical needs in the area of thrombosis, or blood clots. Betrixaban, a U.S. Food and Drug Administration, or FDA, designated Fast-Track novel oral once-daily inhibitor of Factor Xa, or fXa, is in a Phase 3 clinical trial for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, or VTE, in acute medically ill patients for 35 days of in-hospital and post-discharge use. Our second Phase 3 compound, Andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a fXa inhibitor. Our third product candidate, Cerdulatinib, is an orally available dual kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and janus kinases, or JAK, enzymes that regulate important signaling pathways. Cerdulatinib is being developed for hematologic, or blood, cancers and inflammatory disorders. We also have a program of highly selective Syk inhibitors, one of which is partnered with Ora, Inc., or Ora.

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

In December 2015, we completed an underwritten public offering of 3,593,750 shares of our Common Stock, which included 468,750 shares of Common Stock issued pursuant to the over-allotment option granted to our underwriters, at a public offering price of $48.00  per share. The net proceeds from the offering to us including the over-allotment option, net of underwriting discounts, commissions and offering expenses of approximately $765,000  were approximately $162.7 million.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of Portola and its wholly owned subsidiaries and a Development Partner that is a variable interest entity (a “VIE”) for which Portola is deemed, under applicable accounting guidance to be the primary beneficiary as of December 31, 2015. For the consolidated VIE, we record net loss attributable to noncontrolling interests in our Consolidated Statements of Operations equal to the percentage of the economic or ownership interest retained in such VIE by the respective noncontrolling parties. Unless otherwise specified, references to the Company are references to Portola and its consolidated subsidiaries and VIE. All intercompany transactions and balances have been eliminated upon consolidation.

Reclassification

Prepaid expenses and other current assets in the prior year Consolidated Balance Sheet of $5.7 million have been reclassified to $1.7 million and $4.0 million in Prepaid research and development and Prepaid expenses and other current assets, respectively, and Accrued and other liabilities in the prior year Consolidated Balance Sheet of $14.0 million has been reclassified to $12.6 million and $1.4 million in Accrued research and development and Accrued and other liabilities, respectively, to conform to current-period presentation. Corresponding changes in Changes in operating assets and liabilities within the Consolidated Statement of Cash Flows have been adjusted to conform to these reclassifications.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, fair value of assets and liabilities, income taxes, in-process research and development, the consolidation of VIEs and deconsolidation of VIEs and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

Variable Interest Entities

We review agreements we enter into with third party entities, pursuant to which we may have a variable interest in the entity, in order to determine if the entity is a VIE. If the entity is a VIE, we assess whether or not we are the primary beneficiary of that entity. In determining whether we are the primary beneficiary of an entity, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. If we determine we are the primary beneficiary of a VIE, we consolidate the statements of operations and financial condition of the VIE into our consolidated financial statements.

Our determination about whether we should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation event.

In-process Research and Development Asset

In-process research and development asset relates to our consolidated VIE and are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. We recorded the value of the in-process research and development asset at its fair value as of the transaction date. This asset is accounted for as an indefinite-lived intangible asset and maintained on the Company's consolidated balance sheet until either the project underlying it is completed or the asset becomes impaired. If the project is completed, which generally occurs if and when regulatory approval to market a product is obtained, the carrying value of the related intangible asset is amortized as a part of cost of product revenues over the remaining estimated life of the asset beginning in the period in which the project is completed. If the asset becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. In-process research and development asset is tested for impairment on an annual basis, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Please refer to Note 8, “Asset Acquisition and License Agreements,” for further information.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase.

Investments in Marketable Securities

All investments in marketable securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of our investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from earnings and were reported as a component of accumulated comprehensive income (loss). Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income, net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest and other income, net.

Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

Certain materials and key components that we utilize in our operations are obtained through single suppliers. Since the suppliers of key components and materials must be named in a biologics drug application (BLA) or new drug application (NDA) filed with the U.S. Food and Drug Administration (FDA) for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to supply any of our product candidates for clinical trials.

Collaboration Customer Concentration

Collaboration customers who accounted for 10% or more of total collaboration and license revenues were as follows:

	Year Ended December 31,
	2015	2014	2013
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	48%	37%	37%
Daiichi Sankyo, Inc.	38%	45%	23%
Bristol-Myers Squibb Company and Pfizer Inc.	13%	16%	38%

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Specific potential indicators of impairment include a significant decrease in the fair value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that affects the value of an asset, an adverse action or assessment by the FDA or another regulator or a projection or forecast that demonstrates continuing losses associated with an income producing asset.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2015, there have been no such losses.

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

Stock-Based Compensation

Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award.  The compensation cost is recognized as expense on a straight-line basis over the vesting period for options and restricted stock units (“RSUs”) and on an accelerated basis for market-based performance stock units (“M-PSUs”) and performance-based performance stock units (“PSUs”). For stock option grants, we use the Black-Scholes option pricing model to determine the fair value of stock options. This model requires us to make assumptions such as expected term, dividends, volatility and forfeiture rates that determine the stock options fair value. These key assumptions are based on peer companies compared to historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to increase or decrease compensation expense, which could be material to its results of operations. For M-PSU awards, we use the Monte-Carlo option pricing model to determine the fair value of awards at the date of issue. The Monte-Carlo option-pricing model uses similar input assumptions as the Black-Scholes model; however, it further incorporates into the fair-value determination the possibility that the performance-based market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is ultimately satisfied. Compensation cost is not reversed if the achievement of the market condition does not occur. For RSUs and PSU awards, we base the fair value of awards on the closing market value of our common stock at the date of grant.

Equity instruments issued to nonemployees, consisting of stock options granted to consultants, are valued using the Black-Scholes option-pricing model. Stock-based compensation expense for nonemployee services is subject to remeasurement as the underlying equity instruments vest and is recognized as an expense over the period during which services are received.

Income Taxes

We provide for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the consolidated financial statement reporting and tax basis of assets and liabilities and net operating loss and credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized. The recognition, derecognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the reporting date. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the underpayment of income taxes.

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

We held no foreign currency forward contracts at December 31, 2015 or December 31, 2014.

We recorded an unrealized loss of $114,000 in interest and other income (expense), net in our consolidated statements of operations related to foreign currency forward contracts for the year ended December 31, 2014. During the year ended December 31, 2014, we settled foreign currency forward contracts and recognized a realized loss of $258,000 in interest and other income (expense), net.

Net Loss per Share Attributable to Portola Common Stockholders

Basic net loss per share attributable to Portola Common Stockholders is calculated by dividing the net loss attributable to Portola Common Stockholders by the weighted-average number of shares of Common Stock outstanding for the period. Diluted net loss per share attributable to Portola Common Stockholders is computed by giving effect to all potential dilutive Common Stock equivalents outstanding for the period. Diluted net loss per share attributable to Portola Common Stockholders is the same as basic net loss per share attributable to Portola Common Stockholders, since the effects of potentially dilutive securities are antidilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”), jointly with the International Accounting Standards Board, issued ASU 2014-09, Revenue from Contracts with Customers. In August 2015, FASB issued ASU 2015-14 to defer the effective date of this standard by one-year to 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. The new standard may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, Income Taxes (Topic740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes.  This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position.  The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company has elected to early adopt ASU 2015-17, effective in the fourth quarter of calendar year 2015, and did not retrospectively adjust any prior periods.

3. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amounts of certain of our financial instruments, including cash and cash equivalents, short-term investments, receivables from collaborations, prepaid research and development prepaid expenses and other current assets and accounts payable, accrued research and development, accrued compensation and employee benefits, accrued and other liabilities and deferred revenue, approximate their fair value due to their short maturities. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Where quoted prices are available in an active market, securities are classified as Level 1. We classify money market funds as Level 1. When quoted market prices are not available for the specific security, then we estimate fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data. We classify our corporate notes, commercial paper, U.S. Treasuries and government agency securities and foreign currency forward contracts as Level 2. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of any asset or liability must reflect the non-performance risk of the entity and the counterparty to the transaction. Therefore, the impact of the counterparty’s creditworthiness, when in an asset position, and our creditworthiness, when in a liability position, has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both we and the counterparty are expected to continue to perform under the contractual terms of the instruments.

There were no transfers between Level 1 and Level 2 during the periods presented.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3.  Our noncontrolling interest (Development Partner) includes the fair value of the contingent milestone and royalty payments, which is valued based on Level 3 inputs. Please refer to Note 8, "Asset Acquisition and License Agreements," for further information.

The following table sets forth the fair value of our financial assets and liabilities (excluding consolidated VIE’s cash), allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$22,074	$–	$–	$22,074
Corporate notes and commercial paper	–	242,033	–	242,033
U.S. government agency securities	–	180,876	–	180,876
Total financial assets	$22,074	$422,909	$–	$444,983

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$24,915	$–	$–	$24,915
Corporate notes and commercial paper	–	226,047	–	226,047
U.S. government agency securities	–	120,169	–	120,169
Total financial assets	$24,915	$346,216	$–	$371,131

4. Financial Instruments

Cash equivalents and short-term and long-term investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	December 31, 2015				December 31, 2014
				Estimated				Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Money market funds	$22,074	$–	$–	$22,074	$24,915	$–	$–	$24,915
Corporate notes and commercial paper	242,089	3	(59)	242,033	226,209	8	(170)	226,047
U.S. government agency securities	180,970	1	(95)	180,876	120,246	4	(81)	120,169
	$445,133	$4	$(154)	$444,983	$371,370	$12	$(251)	$371,131
Classified as:
Cash equivalents				$171,310				$36,341
Short-term investments				257,713				251,759
Long-term investments				15,960				83,030
Total cash equivalents and investments				$444,983				$371,131

At December 31, 2015, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both December 31, 2015 and 2014.

5. Balance Sheet Components

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2015	2014
Computer equipment	$960	$734
Capitalized software	$865	674
Equipment	$5,874	4,852
Leasehold improvements	$7,529	4,217
	15,228	10,477
Less accumulated depreciation and amortization	(8,985)	(7,701)
Property and equipment, net	$6,243	$2,776

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Commercial related	$783	$–
Legal and accounting fees	506	354
Deferred rent	721	127
Other	816	940
Total accrued liabilities	$2,826	$1,421

6. Collaboration and License Agreements

Summary of Collaboration and License Revenue

We have recognized revenue from our collaboration and license agreements as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Bayer and Janssen	$5,740	$3,598	$3,876
Daiichi Sankyo	4,578	4,287	2,419
BMS and Pfizer	1,540	1,497	4,042
Lee's Pharmaceutical	212	243	194
Total collaboration and license revenue	$12,070	$9,625	$10,531

Bayer Pharma, AG (“Bayer”) and Janssen Pharmaceuticals, Inc. (“Janssen”)

In February 2013, we entered into a three-way agreement with Bayer and Janssen to include subjects dosed with rivaroxaban, their fXa inhibitor product, in one of our Phase 2 proof-of-concept studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Under the terms of the agreement, Bayer and Janssen have each provided us with an upfront and non-refundable fee of $2.5 million, for total consideration of $5.0 million. The agreement also provides for additional non-refundable payments to us from Bayer and Janssen of $250,000 each for an aggregate of $500,000 following the delivery of the final written study report of our Phase 2 proof-of-concept studies of Andexanet alfa. Also, we are obligated to participate on a Joint Collaboration Committee (“JCC”) with Bayer and Janssen to oversee the collaboration activities under the agreement.

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

For the year ended December 31, 2015, 2014 and 2013, we recognized $500,000, $1.1 million and $3.9 million in collaboration revenue, respectively. There was no deferred revenue balance under this agreement as of December 31, 2015 or 2014.

In January 2014, we entered into a three-way agreement with Bayer and Janssen to study the safety and efficacy of Andexanet alfa as a reversal agent to their oral fXa inhibitor, rivaroxaban, in our Phase 3 studies. We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with Bayer and Janssen we are obligated to provide research, development and regulatory services and to participate in a JCC in exchange for an upfront nonrefundable fee of $10.0 million, up to three contingent payments totaling $7.0 million which are payable upon achievement of certain events associated with scaling up our manufacturing process to support a commercial launch, and up to three payments totaling $8.0 million which are payable upon initiation of our Phase 3 study and regulatory approval of Andexanet alfa as a reversal agent to rivaroxaban by the FDA and European Medicines Agency (“EMA”).

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

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. For the year ended December 31, 2015, we recognized $2.0 million in collaboration revenue associated with achievement of a milestone. As of December 31, 2014, no amounts had been recognized as collaboration revenue for any of these milestones. The contingent payment of $3.0 million not considered to be a substantive milestone was received in the third quarter of 2014 and is being recognized as collaboration revenue on a straight-line basis over the estimated remaining performance period through the first quarter of 2018. All remaining contingent payments remained eligible for achievement as of December 31, 2015.

During the years ended December 31, 2015 and 2014, we recognized $5.2 million and $2.5 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of December 31, 2015 and 2014 was $7.2 million and $10.5 million, respectively.

Daiichi Sankyo, Inc. (“Daiichi Sankyo”)

In June 2013, we entered into an agreement with Daiichi Sankyo to include subjects dosed with edoxaban, their fXa inhibitor product, in one of our Phase 2 proof-of-concept studies of Andexanet alfa. We are responsible for the cost of conducting this clinical study. Under the terms of the agreement, Daiichi Sankyo will provide us with an upfront fee of $6.0 million, $3.0 million of which was subject to refund should Daiichi Sankyo decide to terminate the agreement. We are obligated to participate on a JCC with Daiichi Sankyo to oversee the collaboration activities under the agreement.

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

For the years ended December 31, 2015, 2014 and 2013, we recognized $1.0 million, $2.5 million and $2.4 million in collaboration revenue associated with the contingent and the non-contingent element of the arrangement, respectively. There was no deferred revenue balance under this agreement as of December 31, 2015. The deferred revenue balance under this agreement as of December 31, 2014 was $1 million.

In July 2014, we entered into an agreement with Daiichi Sankyo to study the safety and efficacy of Andexanet alfa as a reversal agent to their oral fXa inhibitor, edoxaban, in our Phase 3 and Phase 4 studies. We are responsible for the cost of conducting these clinical studies. Pursuant to our agreement with Daiichi Sankyo we are obligated to provide research, development and regulatory services and to participate in a JCC in exchange for an upfront nonrefundable fee of $15.0 million, up to two contingent payments totaling $5.0 million which are payable upon the initiation of our Phase 3 study and achievement of certain events associated with scaling up our manufacturing process to support a commercial launch, and up to four payments totaling $20.0 million which are payable upon acceptance of filing and regulatory approval of Andexanet alfa as a reversal agent to edoxaban by the FDA and EMA.

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

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of December 31, 2015, no amounts had been recognized as collaboration revenue for any of these milestones. All of the contingent payments remain eligible for achievement as of December 31, 2015. Amounts for the continent payment not considered to be a substantive milestone will be deferred when received and recognized as collaboration revenue on a straight-line basis over the remaining estimated performance period.

During the years ended December 31, 2015 and 2014 we recognized $3.5 million $1.8 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of December 31, 2015 and 2014 was $9.7 million and $13.2 million, respectively.

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

The total consideration under this agreement of $6.0 million was recognized as revenue on a straight-line basis over the estimated performance period through the fourth quarter of 2013. For the year ended December 31, 2013 we recognized $4.0 million in collaboration revenue.

In January 2014, we entered into a collaboration agreement with BMS and Pfizer to further study Andexanet alfa as a reversal agent for their jointly owned FDA approved oral fXa inhibitor, apixaban, through Phase 3 studies. We initiated Phase 3 studies in the first half of 2014. We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with BMS and Pfizer we are obligated to provide research, development and regulatory approval services and participate in the Joint Collaboration Committee (“JCC”) in exchange for a partially refundable upfront fee of $13.0 million and up to five contingent payments totaling $12.0 million due upon achievement of certain development and regulatory events. All consideration received and to be earned under this agreement is subject to a 50% refund contingent upon certain regulatory and/or clinical events.

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

The contingent milestone payments under the January 2014 agreement are not considered substantive because a portion may be refunded upon certain events. The non-contingent portion of any milestone payments will be recognized as collaboration revenue on a straight-line basis from their receipt date thru the estimated remaining period of performance.  The contingent portion of the milestone payments will be recognized upon receipt if and when the refundable nature of these amounts lapses based upon the achievement of specified regulatory and/or clinical events. None of these milestones payments had been received at December 31, 2015. Four of the contingent payments totaling $7.5 million remain eligible for payment as of December 31, 2015.

During the years ended December 31, 2015 and 2014 we recognized $1.5 million and $1.5 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of December 31, 2015 and 2014 was $8.4 million and $11.5 million, respectively.

Lee’s Pharmaceutical (HK) Ltd (“Lee’s”)

In January 2013, we entered into an agreement with Lee’s to jointly expand our Phase 3 APEX Study of Betrixaban into China. Under the terms of the agreement, Lee’s provided us with an upfront and non-refundable fee of $700,000 and agreed to reimburse our costs in connection with the expansion of the APEX study into China. Lee’s contracted to lead this study and the regulatory interactions with China’s State Food and Drug Administration. We granted Lee’s an exclusive option to negotiate for the exclusive commercial rights to Betrixaban in China, which may be exercised by Lee’s for 60 days after it receives the primary data analysis report from the Phase 3 APEX study.

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

For the years ended December 31, 2015, 2014 and 2013, we recognized $212,000, $243,000 and $194,000 in collaboration revenue under this agreement, respectively. The deferred revenue balance as of December 31, 2015 and 2014 was $52,000 and $263,000, respectively.

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

All costs we incur in connection with this agreement will be recognized as research and development expenses. During the year ended December 31, 2015, costs of $206,000 have been incurred related to this agreement.

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

In May 2015, our agreement with Biogen Idec terminated in its entirety, effective July 2015. The effect of termination resulted in return to us of all compounds subject to the license and collaboration agreement and eliminated all potential future payments from and to Biogen Idec. We did not record any reduction to research and development expense pursuant to the agreement for the year ended December 31, 2015. During the years ended December 31, 2014 and 2013 we recorded reductions in research expense of $210,000 and $804,000 respectively.

Aciex Therapeutics, Inc. (“Aciex”)

In February 2013, we entered into a license and collaboration agreement with Aciex pursuant to which we granted Aciex an exclusive license to co-develop and co-commercialize Cerdulatinib (PRT2070) and certain related compounds for nonsystemic indications, such as the treatment and prevention of ophthalmological diseases by topical administration and allergic rhinitis by intranasal administration. In April 2014, this agreement was amended to release all rights for Cerdulatinib to Portola. The collaboration is now focused on development of other related compounds for topical ophthalmic indications. There were no accounting consequences associated with the amendment. Under the terms of this risk and cost sharing agreement, Portola and Aciex will each incur and report their own internal research and development costs. Further, third-party related development costs will be shared by Aciex and us 60% and 40%, respectively, until the end of the Phase 2 clinical study, and then equally afterwards. Also, we are entitled to receive either one-half of the profits, if any, generated by future sales of the products developed under the agreement or royalty payments. Aciex has the primary responsibility for conducting the research and development activities under this agreement. We are obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. We can opt out of our obligation to share in the development costs at various points in time, the timing of which impacts future royalties we may receive based on product sales made by Aciex. All net costs we incur in connection with this agreement will be recognized as research and development expenses. During 2015, 2014 and 2013, no such costs have been incurred related to this agreement.

In July 2014, Aciex was acquired by Nicox S.A. and the acquisition closed in October 2014. As of December 31, 2015, there has been no change to our agreement with Aciex.

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

Total fixed commitments under the agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments per the terms of the agreement, are approximately $276.1 million. Payments made for purchase of batches since inception of this agreement as of December 31, 2015 amount to $29.0  million.

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

As of December 31, 2015, we have not provided financial, or other, support to CMC Biologics that was not previously contractually required. The upfront and reservation payment of $14.6 million is recorded as $11.4  million in prepaid and other long-term assets and $2.9 million in prepaid research and development in the consolidated balance sheet, net of amortization. The unamortized payments made for purchases of batches of $13.0 million are recorded in prepaid research and development in the consolidated balance sheet. These assets represent our maximum exposure to loss under this agreement at December 31, 2015. The upfront payment will be charged to research and development expense, prior to regulatory approval of Andexanet alfa, as batches are delivered. We are currently not able to quantify the exposure to losses associated with the fixed pricing terms of this agreement.

8. Asset Acquisition and License Agreements

Agreement with Early Development Stage Company (“Development Partner”)

In December 2015, we entered into an agreement with an early development stage limited liability company to explore a novel approach to develop a drug in the field of hypercholesterolemia.  We plan to advance the program in collaboration with the Development Partner through an agreed-upon development plan and are obligated to fund the development effort over the initial term of the arrangement expected to be through August 2016.

At the time of entry into the agreement, we determined that the Development Partner was a variable interest entity and we held a variable interest in the Development Partner’s intellectual property assets and the related potential future product candidates these assets may produce. Due to the absence of other significant development programs at the Development Partner, we concluded that the variable interest was in the entity as a whole and not the intellectual property assets. Given the stage of development, we concluded that Development Partner was considered not to be a business as they lacked the processes required to generate outputs.

As we are primarily funding and have the power to unilaterally amend the development plan during the initial term and thus control those activities most significant to the Development Partner, we concluded that we are the primary beneficiary of the Development Partner. Accordingly, the Development Partner is subject to consolidation and we have consolidated the financial statements of the Development Partner since inception of the agreement on December 1, 2015 by (a) eliminating all intercompany balances and transactions; (b) allocating loss attributable to the noncontrolling interest in the Development Partner to net loss attributable to noncontrolling interest in our consolidated statement of operations and reflecting noncontrolling interest on our consolidated balance sheet. Our interest in the Development Partner is limited to the development of the intellectual property asset. The upfront payment of $500,000 and the obligation to fund the development plan represent our maximum exposure to loss under the agreement.

At the inception of the agreement, the identifiable assets, assumed liabilities and non-controlling interest of the Development Partner were recorded at their estimated fair value upon the initial consolidation of the Development Partner, including the intellectual property assets. We estimated the fair value of the intellectual property assets to be $3.2 million and the noncontrolling interest to be $2.9 million. The fair value were estimated using present-value models on potential contingent milestones and royalty payments, based on assumptions regarding the probability of achieving the development milestones, estimate of time to develop the drug candidate, estimates of future cash flows from potential product sales and assumptions regarding the appropriate discount rate.

As of December 31, 2015 we have recorded $2.9 million as the estimated fair value of the Development Partner’s non-controlling interest, $3.2 million as the estimated fair value of In-process research and development and $341,000 of restricted cash in connection with the consolidation of the Development Partner. As of December 31, 2015, we have not provided financial or other support to the Development Partner that was not previously contracted or required. We recorded Development Partner’s cash as restricted cash because (a) we do not have any interest in or control over Development Partner 's cash and (b) the agreement does not provide for these assets to be used for the development of the intellectual property assets developed pursuant to this agreement. Also, as we are funding the development effort since inception of the arrangement, we have not allocated any net loss to the noncontrolling interest.

Millennium Pharmaceuticals, Inc. (“Millennium”)

In November 2003, we acquired patent rights and intellectual property to an ADP Receptor Antagonist Program (“ADP Program”) and a Platelet Biology Program from Millennium. We are obligated to pay royalties on sales of products developed in the ADP Program if product sales are ever achieved.

In November 2007, we elected to continue our development of Betrixaban and the fXa backup chemistry beyond December 1, 2007 and accordingly, paid $5.0 million in cash to Millennium, which was charged to research and development expense, as the rights had no alternative future use. We could owe Millennium up to $35.0 million upon the occurrence of specified events related to Betrixaban and royalties on sales of fXa products, if such product sales are ever achieved.

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

9. Commitments and Contingencies

We conduct product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. We have contractual arrangements with these organizations; however, these contracts are cancelable on 30 days’ notice and our obligations under these contracts are largely based on services performed with the exception of our contract manufacturers. Non-cancelable purchase commitments with contract manufacturing organizations exclusive of the commercial supply agreement disclosed in footnote 7 amount to $33.2 million, $8.1 million and $685,000 in services to be performed in 2016, 2017 and 2018 respectively.

Facility Leases

We lease our corporate, laboratory and other facilities under an operating lease, which has been subject to several amendments necessary to secure additional space and extend the lease term through March 2020. These amendments provided for aggregate tenant improvement allowances of $6.3 million, which are amortized as a reduction to rent expense on a straight-line basis over the lease term. The facility lease agreement, as amended, provide for an early termination right effective March 2018 with nine months advance notice and a termination fee of $1.0 million. The facility lease agreement, as amended, contains scheduled rent increases over the lease term. The related rent expense for this lease is calculated on a straight-line basis, with the difference recorded as deferred rent.

At December 31, 2015, our future minimum commitments under our non-cancelable operating leases were as follows (in thousands):

Year ending December 31:
2016	$2,525
2017	2,603
2018	2,683
2019	2,764
2020	696
Total	$11,271

Rent expense was $1.7 million, $1.2 million and $803,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

10. Stock Based Compensation

Equity Incentive Plan

In January 2013, our Board of Directors adopted our 2013 Equity Incentive Plan, or the 2013 Plan, which became effective upon the closing of our IPO in May 2013. As of December 31, 2015, we are authorized to issue 9,387,452 shares of common stock under the 2013 Plan. The 2013 Plan had 1,422,745  shares of common stock available for future issuance as of December 31, 2015, subject to automatic annual increases each January 1st and will continue through January 1, 2023. The automatic annual share increase is equal to 5 % of the total number of outstanding shares of our common stock on December 31st of the preceding fiscal year, unless the Board of Directors elects to forego or reduce such increase. Further, all remaining shares available under the 2003 Equity Incentive Plan, or the 2003 Plan, were transferred to the 2013 Plan upon adoption. The 2013 Plan provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards to employees, officers, directors and consultants.

Stock Options

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

The following table summarizes stock option activity, under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Stock Options	Price Per Share
Balance at December 31, 2014	4,249,168	$14.77
Options granted	1,815,991	38.33
Options exercised	(1,095,486)	10.14
Options canceled	(238,190)	26.26
Balance at December 31, 2015	4,731,483	$24.19

Additional information related to the status of stock options at December 31, 2015, is as follows (aggregate intrinsic value in thousands):

		Weighted-
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Shares	Per Share	Life	Intrinsic Value
Outstanding	4,731,483	$24.19	7.3	$128,996
Vested and expected to vest	4,543,051	$23.73	7.2	$125,964
Vested	2,341,265	$14.92	5.6	$85,533

The aggregate intrinsic values of stock options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the stock options and the fair value of our common stock as of December 31, 2015. The aggregate intrinsic value of stock options exercised was $35.9 million, $12.5 million and $6.3million for the years ended December 31, 2015, 2014 and 2013, respectively.

The total estimated grant date fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $12.0 million, $9.0 million and $3.8 million, respectively. As of December 31, 2015, total unamortized employee and nonemployee stock-based compensation was $42.4 million, which is expected to be recognized over the remaining estimated vesting period of 2.8       years. The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2015, 2014 and 2013 was $22.84, $15.73 and $12.46 per share, respectively.

Additional information regarding our stock options outstanding and vested and exercisable as of December 31, 2015 is summarized below:

	Stock Options Outstanding			Stock Options Vested
		Weighted
		Average	Weighted	Number	Weighted
	Number of	Remaining	Average	of	Average
	Stock Options	Contractual	Exercise Price	Stock Options	Exercise Price
Exercise Prices	Outstanding	Life (Years)	per Share	Vested	Per Share
$3.30 - $5.10	495,133	2.4	$4.55	495,133	$4.55
$5.30 - $9.00	767,038	4.9	8.18	743,033	8.21
$9.50 - $22.16	483,519	7.3	15.29	321,529	14.88
$22.60-$25.00	330,676	7.9	23.95	162,964	23.95
$25.08-$25.08	523,124	8.0	25.08	251,396	25.08
$25.14-$29.19	522,962	8.7	27.57	170,511	27.83
$29.72-$29.72	542,160	8.8	29.72	127,311	29.72
$35.69-$44.39	578,896	9.0	40.82	53,971	42.84
$44.63 - $51.45	479,225	9.5	47.71	14,506	47.21
$52.74 - $52.74	8,750	9.6	52.74	911	52.74
	4,731,483	7.3	$24.19	2,341,265	$14.92

Restricted stock units

In January 2015, the Compensation Committee of our Board of Directors approved the commencement of granting restricted stock units to our employees. RSUs are share awards that entitle the holder to receive freely tradable shares of our Common Stock upon vesting. The RSUs cannot be transferred, and until they vest, the awards are subject to forfeiture if employment terminates prior to the release of the vesting restrictions. The RSUs, generally vest equal amounts on each of the first three year anniversaries of the grant date, provided the employee remains continuously employed with us. The fair value of the RSUs is equal to the closing price of our Common Stock on the grant date.

The following table summarizes RSU activity, under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average grant date
	RSU's	fair value per share
Balance at December 31, 2014	–	$–
RSUs granted	187,200	30.74
RSUs canceled	(19,450)	29.72
Balance at December 31, 2015	167,750	$30.86

None of these RSUs vested in 2015. We recognized stock-based compensation expenses of $1.5 million in 2015 relating to these RSUs. As of December 31, 2015, there was $3.3 million of unrecognized compensation costs related to these RSUs, which is expected to be recognized over an estimated weighted-average period of 2.0 years.

Performance stock units

In January and June 2015, the Compensation Committee of our Board of Directors approved 165,000 M-PSU awards to our executive officers. Each M-PSU represents a contingent right to receive one share of our Common Stock upon achievement of market-based performance and subject to the recipient’s continued employment. At any time during the four years following the date of the grant, a portion of the M-PSUs will vest one year after the date the average closing price of our Common Stock on the NASDAQ Global Select Market is above $50.00 per share for 45 consecutive trading days, and the remaining portion of the grant will vest one year after the date the average closing price of our Common Stock is above $60.00 per share for 45 consecutive trading days. The estimated M-PSU expense is being recognized, on an accelerated basis over the estimated requisite service period, with no adjustments in the future periods based upon our actual Common Stock price.

In June 2015, the Compensation Committee of our Board of Directors approved a program to award up to 69,625 PSUs to certain non-executive employees based on the achievement of goals related to the development of Andexanet alfa and Betrixaban. Each award represents a contingent right to receive one share of our Common Stock upon the achievement of certain performance conditions by pre-specified dates and the award recipient’s continued employment. During the third and fourth quarter of 2015, performance conditions were achieved and 40,496 PSUs were granted.  The estimated expense associated with these awards is also being recognized, on an accelerated basis, over the vesting period.

The following table summarizes PSU activity, under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average grant date
	PSU's	fair value per share
Balance at December 31, 2014	–	$–
PSUs granted	40,496	49.99
M-PSUs granted	165,000	24.29
PSUs canceled	(235)	49.44
Balance at December 31, 2015	205,261	$29.33

None of these PSUs vested in 2015. We recognized stock-based compensation expenses of $2.3 million in 2015 relating to these PSUs. As of December 31, 2015, there was $3.3 million of unrecognized compensation costs related to these PSUs, which is expected to be recognized over an estimated weighted-average period of 1.4 years.

Employee Stock Purchase Plan (“ESPP”)

The Board of Directors adopted the 2013 ESPP, effective upon the completion of Portola’s initial public offering of its common stock. As of December 31, 2015, we reserved a total of 1,818,314 shares of common stock for issuance under the 2013 ESPP. The reserve for shares available under the ESPP automatically increases on January 1st each year, beginning in 2014, by an amount equal to 2 % of the total number of outstanding shares of our common stock on December 31st of the preceding fiscal year unless the Board of Directors elects to forego or reduce such increases. In 2014, the Board of Directors elected to completely forego the automatic 2015 increase of shares available under the ESPP. The ESPP had 1,759,270 shares of common stock available for future issuance as of December 31, 2015. Eligible employees may purchase common stock at 85 % of the lesser of the fair market value of our Common Stock on the first or last day of the offering period.

Stock-Based Compensation

Stock-based compensation expense, net of estimated forfeitures, is reflected in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$11,653	$4,551	$2,295
Selling, general and administrative	11,205	4,782	2,679
Total stock-based compensation	$22,858	$9,333	$4,974

Valuation Assumptions

The Fair value of our stock options and purchase rights under our ESPP were determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The risk-free rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms of the awards. The expected term of employee options granted is determined using the simplified method (based on the midpoint between the vesting date and the end of the contractual term). As sufficient trading history does not yet exist for our common stock, therefore our estimate of expected volatility is based on the volatility of other companies with similar products under development, market, size and other factors. To date, we have not declared or paid any cash dividends and do not have any plans to do so in the future. Therefore, we used an expected dividend yield of zero.

The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of these awards:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate
Stock options	1.54%-1.93%	1.81%-1.89%	1.43%
ESPP	0.14%	0.08%	–
Expected term
Stock options	6.0 years	6.0 years	6.0 years
ESPP	0.5 years	0.5 years	–
Expected volatility
Stock options	64% - 66%	69% - 80%	79%
ESPP	62%	73%	–
Dividend yield
Stock options	–	–	–
ESPP	–	–	–

The weighted-average fair value of the M-PSUs was determined using the Monte Carlo simulation models incorporating the following assumptions:

Year Ended December 31, 2015
PSUs
Number of M-PSUs granted	165,000
Weighted-average grant date stock price	$31.95
Weighted-average risk-free interest rate	1.13%
Weighted-average volatility	62%
Dividend yield	–
Weighted- average fair value per share of M-PSUs granted ($50 Vesting Hurdle)	$24.22
Weighted- average fair value per share of M-PSUs granted ($60 Vesting Hurdle)	$24.34

Options Granted to Nonemployees

We have granted options to purchase shares of common stock to consultants in exchange for services performed. We granted options to purchase, 66,041, 33,888 and 32,943 shares with average exercise prices of $40.85, $25.41 and $19.88 per share, respectively, during the years ended December 31, 2015, 2014 and 2013, respectively. These options vest upon grant or various terms up to four years. We recognized non-employees stock compensation expense of $2.79 million $769,000 and $775,000 during the years ended December 31, 2015, 2014 and 2013, respectively. The fair value of non-employees’ options was measured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported years, other than the expected life assumption, which is assumed to be the remaining contractual life of the option.

11. Net Loss per Share Attributable to Portola Common Stockholders

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to Portola common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2015	2014	2013
Stock options to purchase Common Stock	4,731,483	4,249,168	3,708,773
Common stock warrants	1,500	6,240	82,575
Restricted stock units	167,750	–	–
Performance stock units	205,261	–	–

12. Employee Benefit Plan

We sponsor a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. We match employee contributions up to a maximum of 3% of employee salary, $2,000, and $500 per employee for the years ended December 31, 2015, 2014 and 2013, respectively. During the years ended December 31, 2015, 2014 and 2013, we recognized total expense of $525,000, $153, 000 and $59, 000, respectively.

13. Income Taxes

The U.S. income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2015	2014
Current:
Federal	$–	$–
State	(365)	–
	(365)	–
Deferred:
Federal	$–	$–
State	–	–
	–	–
Total provision (benefit) for income taxes	$(365)	$–

We recorded an income tax benefit of $365,000 for the year ended December 31, 2015.  We did not record a tax provision for the years ended December 31, 2014 and 2013. The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(6.6)	11.2	0.4
Federal and state research credits	2.5	2.7	3.4
Stock based compensation	0.0	(1.6)	(0.2)
FIN 48 release	0.2	0.0	0.0
Other	0.0	(0.1)	(0.5)
Change in valuation allowance	(29.9)	(46.2)	(37.1)
Total tax benefit	0.2%	0.0%	0.0%

The income tax benefit for the year ended December 31, 2015 is due to the release of uncertain tax positions reserve relating to state tax exposures, the statute of which expired during the current period.

The components of U.S. deferred tax assets and (liabilities) are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Federal and state net operating loss carryforwards	$207,898	$146,725
Federal and state research tax credit carryforwards	18,744	15,337
Deferred revenue	9,192	12,523
Stock options	10,197	3,776
Capitalized acquisition costs	974	1,322
Other	3,942	3,589
Net deferred tax assets before valuation allowance	250,947	183,272
Valuation allowance	(250,947)	(183,272)
Net deferred tax assets	$–	$–

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence, including the fact that we have incurred significant losses in almost every year since our inception, management believes it is more likely than not that our deferred tax assets are not recognizable. Accordingly, deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $67.0 million for the year ended December 31, 2015. The valuation allowance increased by approximately $64.0 million for the year ended December 31, 2014.

As of December 31, 2015, we had net operating loss carryforwards for federal income tax purposes of approximately $612.0 million and federal research tax credits of approximately $18.0 million, which expire at various dates in the period from 2024 to 2035. We also have California net operating loss carryforwards of approximately $223.0 million which expire at various dates in the period from 2017 to 2035 and California research tax credits of approximately $5.0 million. Our federal and state net operating loss carryforwards as of December 31, 2015 include amounts resulting from exercises and sales of stock option awards to employees and non-employees.  When we realize the tax benefit associated with these stock option exercises as a reduction to taxable income in our returns, we will account for the tax benefit as a credit to stockholders’ equity rather than as a reduction of our income tax provision in our consolidated financial statements.  Based upon our stock option exercise history, such amounts were not material as of December 31, 2015.

For the year ended December 31, 2015, the Company has written-off approximately $194.0 million of the 2013 and 2014 California net operating losses relating to the outcome of the California Supreme Court case of Gillette Company et al. v. Franchise Tax Board.

We performed an analysis on annual limitation as a result of ownership changes that may have occurred through December 2015. Our analysis indicates that a change occurred during 2013. As a result of this change, our net operating loss and tax credit carryforwards will not be subject to limitation in total, but we may be subject to a limitation as it relates to the timing of utilization. However, due to a lack of historical earnings and uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Uncertain Tax Positions

We are subject to taxation in the United States. We have not been audited by the Internal Revenue Service or any state tax authority. We are no longer subject to audit by the Internal Revenue Service for income tax returns filed before 2013, and by the material state and local tax authorities for tax returns filed before 2012. However, carryforward tax attributes that were generated prior to these years may still be adjusted upon examination by tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefits, beginning of period	$2,906	$2,048	$1,435
Increases due to current period positions	1,091	858	619
Decreases due to current period positions	–	–	–
Decreases due to prior period positions	(404)	–	(6)
Decreases due to the lapse of statutes of limitations	(365)	–	–
Unrecognized tax benefits, end of period	$3,228	$2,906	$2,048

The amount of unrecognized income tax benefits that, if recognized, would affect our effective tax rate was zero and $365,000 as of December 31, 2015 and December 31, 2014, respectively. If the $3.2 million and $2.9 million of unrecognized income tax benefits as of December 31, 2015 and 2014, respectively, is recognized, there would be no impact to the effective tax rate as any change will fully offset the valuation allowance.

14. Related Party Transactions

Our former President and Chief Executive Officer, who is currently a member of our board of directors, is also a co-founder and member of the board of directors of Global Blood Therapeutics, Inc. (“Global Blood”), and a member of the board of directors of MyoKardia, Inc. (“MyoKardia”). In November 2012, we entered into Master Services Agreements with Global Blood and MyoKardia under which we provide certain consulting, preclinical, laboratory and clinical research related services to each of these companies. For the years ended December 31, 2015, 2014 and 2013, we recorded a reduction in research and development expense of $352,000, $594,000 and $816,000, respectively, related to amounts owed to us by Global Blood and MyoKardia under the Master Services Agreements.

As of December 31, 2015 and 2014, receivables from these related parties in the amount of $19,000 and $40,000, respectively, are included in prepaid expenses and other current assets on the consolidated balance sheet.

15. Subsequent Events

In January 2016, we entered into an agreement with BMS and Pfizer to out license development and commercial rights to develop Andexanet alfa as an antidote for apixaban and other fXa inhibitors in Japan. Under the terms of the agreement we will receive an upfront payment of $15.0 million and are eligible to receive potential regulatory and sales-based milestone payments totaling up to $90.0 million, as well as double-digit royalties based on Andexanet alfa net sales in Japan. BMS and Pfizer will be responsible for all development and regulatory activities for Andexanet alfa in Japan and for commercializing the drug in Japan. Separately, in January 2016 we also entered into a clinical collaboration agreement with Bayer to include its fXa inhibitor, rivaroxaban, in this clinical development program in Japan. Under the terms of the Bayer agreement, we will receive an upfront payment of $5.0 million and are eligible to receive an additional milestone payment based on Japanese regulatory approval of Andexanet alfa as an antidote for rivaroxaban. Bayer will provide technical support as well as fund clinical studies of Andexanet alfa with rivaroxaban in Japan. Bayer received no commercial rights under this agreement.

16. Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly financial information. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	2015				2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Collaboration and license revenue	$2,359	$2,385	$2,912	$4,414	$2,372	$2,415	$2,427	$2,411
Operating expenses	$(48,863)	$(61,212)	$(58,476)	$(70,694)	$(33,396)	$(33,920)	$(38,204)	$(41,671)
Net loss	$(46,913)	$(58,329)	$(55,158)	$(66,105)	$(30,726)	$(31,350)	$(35,793)	$(39,256)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(0.95)	$(1.12)	$(1.05)	$(1.23)	$(0.75)	$(0.76)	$(0.86)	$(0.82)

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015 as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Portola Pharmaceuticals, Inc.

We have audited Portola Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Portola Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Portola Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Portola Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 of Portola Pharmaceuticals, Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 29, 2016

PART III

Certain information required by Part III is omitted from this annual report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 29th day of February 2016.

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

Signature	Title	Date
/ S / WILLIAM LIS	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016
William Lis
/ S / MARDI C. DIER	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016
Mardi C. Dier
/ S / HOLLINGS C. RENTON	Chairman of the Board of Directors	February 29, 2016
Hollings C. Renton
/ S / Jeffrey W. Bird, M.D., Ph.D.	Director	February 29, 2016
Jeffrey W. Bird, M.D., Ph.D.
/ S / Laura A. Brege	Director	February 29, 2016
Laura A. Brege.
/ S / Dennis Fenton, Ph.D.	Director	February 29, 2016
Dennis Fenton, Ph.D.
/ S / CHARLES J. HOMCY, M.D.	Director Director	February 29, 2016 February 29, 2016
Charles J. Homcy, M.D
/ S / JOHN H. JOHNSON
John H. Johnson
/ S / David C. Stump, M.D.	Director Director	February 29, 2016 February 29, 2016
David C. Stump, M.D. / S / H. Ward Wolff
H. Ward Wolff

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.2	Warrant to Purchase Shares of Series A Preferred Stock by and between the registrant and General Electric Capital Corporation, dated January 21, 2005.	10-Q	001-35935	4.4	11/06/13

4.4	Warrant to Purchase Shares of Series B Preferred Stock by and between the registrant and Comerica Incorporated, dated September 26, 2006.	10-Q	001-35935	4.6	11/06/13

4.5	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006.	10-Q	001-35935	4.7	11/06/13

4.6	Warrant to Purchase Shares of Common Stock by and between the registrant and HCP Life Science Assets TRS, LLC, dated December 15, 2006.	10-Q	001-35935	4.8	11/06/13

4.7	Warrant to Purchase Shares of Common Stock by and between the registrant and Bristow Investments, L.P., dated December 15, 2006.	10-Q	001-35935	4.9	11/06/13

4.8	Reference is made to Exhibits 3.1 and 3.2

10.1	Form of Indemnity Agreement between the Registrant and its directors and officers.	S-1	333-187901	10.1	4/12/2013

10.2+	Portola Pharmaceuticals, Inc. 2003 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-187901	10.2	4/12/2013

10.3+	Portola Pharmaceuticals, Inc. 2013 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.	S-1	333-187901	10.3	4/12/2013

10.4+	Form of Executive Severance Benefits Agreement (amends and restates Form of 2006 Executive Change in Control Severance Benefits Agreement)	10-Q	001-35935	10.4	8/06/2014

10.5+*	Amended Non-Employee Director Compensation Policy.

10.7†	License and Collaboration Agreement by and between the registrant and Biogen Idec MA Inc., dated as of October 26, 2011.	S-1	333-187901	10.7	5/7/2013

10.8†	License Agreement by and between the registrant and Millennium Pharmaceuticals, Inc., dated as of August 4, 2004.	S-1	333-187901	10.8	4/12/2013

10.9†	Asset Purchase Agreement by and between the registrant and Millennium Pharmaceuticals, Inc., dated as of November 7, 2003.	S-1	333-187901	10.9	4/12/2013

10.10†	Letter by and between the registrant and Millennium Pharmaceuticals, Inc., dated as of December 6, 2005.	S-1	333-187901	10.10	4/12/2013

10.11†	Second Amended and Restated License Agreement by and between the registrant and Astellas Pharma, Inc., dated as of December 20, 2010.	S-1	333-187901	10.11	4/12/2013

10.12†	Clinical Collaboration Agreement by and among the registrant, Bristol-Myers Squibb Company and Pfizer Inc., dated as of October 16, 2012.	S-1	333-187901	10.12	4/12/2013

10.13	Lease by and between the registrant and Britannia Pointe Grand Limited Partnership, dated as of December 15, 2006.	S-1	333-187901	10.13	4/12/2013

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.14	First Amendment to Lease by and between the registrant and Britannia Pointe Grand Limited Partnership, dated as of May 21, 2010.	S-1	333-187901	10.14	4/12/2013

10.15	Offer Letter by and between the Registrant and William Lis, dated as of April 29, 2008.	S-1	333-187901	10.15	4/12/2013

10.16	Offer Letter by and between the Registrant and John T. Curnutte, M.D., Ph.D., dated as of January 6, 2011.	S-1	333-187901	10.16	4/12/2013

10.17	Offer Letter by and between the Registrant and Mardi C. Dier, dated as of July 28, 2006.	S-1	333-187901	10.17	4/12/2013

10.19	Portola Pharmaceuticals, Inc. 2013 Employee Stock Purchase Plan.	S-1	333-187901	10.19	4/12/2013

10.20	Master Contract Services Agreement for Preclinical and Clinical Services by and between the Registrant and PPD Development, LP, dated as of January 2, 2012, as amended by Amendment No.1 between the registrant and PPD Development, LLC (formerly PPD Development, LP).	S-1	333-187901	10.20	4/12/2013

10.22	Second Amendment to Lease made and entered into as of the 14th day of March 2014, by and between Portola Pharmaceuticals, Inc. and Britannia Pointe Grand Limited Partnership.	8-K	001-35935	10.22	3/19/2014

10.23†	First Amendment of the License and Collaboration Agreement made and effective as of April 7, 2014 by and between Biogen Idec MA Inc. and Portola Pharmaceuticals, Inc.	10-Q	001-35935	10.23	5/13/2014

10.24†	Commercial Supply (Manufacturing Services) Agreement between CMC ICOS Biologics, Inc. and Portola Pharmaceuticals, Inc. effective as of July 1, 2014.	10-Q	001-35935	10.24	11/10/2014

10.25+	Form of Restricted Stock Unit Award Grant Notice and Award Agreement—2013 Equity Incentive Plan.	10-K	001-35935	10.25	3/2/2015

10.26+*	Form of Performance Stock Unit Award Grant Notice and Award Agreement—2013 Equity Incentive Plan.

10.27+	Offer Letter by and between Portola Pharmaceuticals, Inc. and Tao Fu, dated as of May 8, 2015	10-Q	001-35935	10.27	8/5/2015

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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