Form 10-Q
period 2016-03-31
PORTOLA PHARMACEUTICALS INC
filed 2016-05-06
CIK 1269021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 56,469,995.

PORTOLA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$210,704	$186,488
Short-term investments	210,275	257,713
Restricted cash (Development Partner)	262	341
Receivables from collaborators	7,500	1,000
Prepaid research and development	10,854	16,976
Prepaid expenses and other current assets	3,295	3,059
Total current assets	442,890	465,577
Property and equipment, net	6,779	6,243
Intangible asset	3,151	3,151
Long-term investments	—	15,960
Prepaid and other long-term assets	11,177	11,993
Total assets	$463,997	$502,924

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,281	$10,279
Accrued compensation and employee benefits	2,709	5,459
Accrued research and development	17,574	24,195
Accrued and other liabilities	2,725	2,826
Deferred revenue, current portion	16,938	8,387
Total current liabilities	53,227	51,146
Deferred revenue, long-term	34,570	18,629
Other long-term liabilities	2,660	2,826
Total liabilities	90,457	72,601

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized at March 31, 2016 and December 31, 2015; 56,469,789 and 56,359,515 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	57	57
Additional paid-in capital	1,084,766	1,076,791
Accumulated deficit	(714,276)	(649,302)
Accumulated other comprehensive income/(loss)	66	(150)
Total stockholders’ equity	370,613	427,396
Noncontrolling interest (Development Partner)	2,927	2,927
Total stockholders' equity	373,540	430,323
Total liabilities and stockholders’ equity	$463,997	$502,924

Amounts include the assets and liabilities of our Development Partner a consolidated variable interest entity (“VIE”). Portola's interests and obligations with respect to the VIE's assets and liabilities are limited to those accorded to Portola in its agreement with the VIE. See Note 7, “Asset Acquisition and License Agreements,” to these condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2016	2015
Collaboration and license revenue	$8,258	$2,359
Operating expenses:
Research and development	58,813	39,858
Selling, general and administrative	14,751	9,005
Total operating expenses	73,564	48,863
Loss from operations	(65,306)	(46,504)
Interest and other income (expense), net	332	(409)
Net loss	(64,974)	(46,913)
Net loss attributable to noncontrolling interest (Development Partner)	—	—
Net loss attributable to Portola	$(64,974)	$(46,913)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(1.15)	$(0.95)
Shares used to compute net loss per share attributable to Portola common stockholders:
Basic and diluted	56,397,881	49,527,850

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2016	2015
Net loss	$(64,974)	$(46,913)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	216	169
Comprehensive loss	(64,758)	(46,744)
Comprehensive loss attributable to noncontrolling interest ( Development Partner)	—	—
Total comprehensive loss attributable to Portola	$(64,758)	$(46,744)

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(64,974)	$(46,913)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	457	389
Amortization of premium on investment securities	474	932
Stock-based compensation expense	7,069	5,172
Changes in operating assets and liabilities:
Receivables from collaborators	—	45
Prepaid research and development	6,122	(7,076)
Prepaid expenses and other current assets	(236)	798
Prepaid and other long-term assets	816	934
Accounts payable	3,344	(8,827)
Accrued compensation and employee benefits	(2,750)	(1,754)
Accrued research and development	(6,621)	—
Accrued and other liabilities	137	10,420
Deferred revenue	17,992	(2,358)
Other long-term liabilities	(166)	1,093
Net cash used in operating activities	(38,336)	(47,145)

Investing activities
Purchases of property and equipment	(1,335)	(1,063)
Decrease in restricted cash (Development Partner)	79	—
Purchases of investments	(52,544)	(90,940)
Proceeds from maturities of investments	115,684	101,439
Net cash provided by investing activities	61,884	9,436

Financing activities
Proceeds from public offering of common stock, net of underwriters discount	—	108,772
Payment of public offering cost	(242)	—
Proceeds from issuance of common stock pursuant to equity award plans	910	4,269
Net cash provided by financing activities	668	113,041

Net increase in cash and cash equivalents	24,216	75,332
Cash and cash equivalents at beginning of period	186,488	57,514
Cash and cash equivalents at end of period	$210,704	$132,846

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

1. Organization

Portola Pharmaceuticals, Inc. ® (the “Company” or “we” or “our” or “us”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic diseases and inflammation for patients who currently have limited or no approved treatment options. We were incorporated in September 2003 in Delaware. Our headquarters and operations are located in South San Francisco, California and we operate in one segment.

Our two late stage development programs address significant unmet medical needs in the area of thrombosis, or blood clots. Our lead compound, betrixaban, is a U.S. Food and Drug Administration, or FDA, designated Fast-Track novel oral once-daily inhibitor of Factor Xa. Our second compound, andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a Factor Xa inhibitor. Our third compound, cerdulatinib, is being developed for hematologic, or blood, cancers and inflammatory disorders. Cerdulatinib is an orally available dual kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and janus kinases, or JAK, enzymes that regulate important signaling pathways. We also have an early stage program of highly selective Syk inhibitors, one of which is partnered with Ora, Inc., or Ora.

2. Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of Portola and its wholly-owned subsidiaries and a Development Partner that is a variable interest entity (a “VIE”) for which Portola is deemed, under applicable accounting guidance, to be the primary beneficiary as of March 31, 2016. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed February 29, 2016 with the SEC.

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

Variable Interest Entities

We review agreements we enter into with third party entities, pursuant to which we may have a variable interest in that entity, in order to determine if the entity is a VIE. If the entity is a VIE, we assess whether or not we are the primary beneficiary of that entity. In determining whether we are the primary beneficiary of an entity, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. If we determine we are the primary beneficiary of a VIE, we consolidate the operations and financial position of the VIE into our consolidated financial statements.

Our determination about whether we should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation event.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

In-process Research and Development Asset

In-process research and development asset relates to our consolidated VIE and are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. This asset is accounted for as an indefinite-lived intangible asset and maintained on the Company's condensed consolidated balance sheet until either the project underlying it is completed or the asset becomes impaired. If the project is completed, which generally occurs if and when regulatory approval to market a product is obtained, the carrying value of the related intangible asset is amortized as a part of cost of product revenues over the remaining estimated life of the asset beginning in the period in which the project is completed. If the asset becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. In-process research and development asset is tested for impairment on an annual basis, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Please refer to Note 7, “Asset Acquisition and License Agreements,” for further information.

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

Collaboration Customer Concentration

Collaboration customers who accounted for 10% or more of total collaboration and license revenues were as follows:

	Three Months Ended March 31,
	2016	2015
Daiichi Sankyo, Inc.	41%	48%
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	40%	34%
Bristol-Myers Squibb Company and Pfizer Inc.	15%	16%

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

Our performance obligations under our collaborations may include the transfer of intellectual property rights (licenses), obligations to provide research and development services and related clinical drug supply, obligations to provide regulatory approval services and obligations to participate on certain development and/or commercialization committees with the collaborators. If we determine that multiple deliverables exist, the consideration is allocated to one or more units of accounting based upon the best estimate of the selling price of each deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. In order to account for multiple element arrangements, we identify the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in our control. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement shall be combined with the other applicable undelivered items within the arrangement.  For a combined unit of accounting, non-refundable upfront payments are recognized in a manner consistent with the final deliverable, which has generally been ratably over the period we provide research and development services.  Amounts received in advance of performance are recorded as deferred revenue in our condensed consolidated balance sheet and are recognized as collaboration revenue. We regularly review the estimated periods of performance related to our collaborations based on the progress made under each arrangement. Our estimates of our performance period may change over the course of the collaboration term. Such a change could have a material impact on the amount of revenue we record in future periods.

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

Amounts received from our collaboration and license agreements are recognized as revenue if the collaboration arrangement involves the sale of services associated with the development and commercialization of our products at amounts that exceed our cost. Under certain collaboration arrangements we receive reimbursement for a portion of our research and development costs. Such funding is recognized as a reduction in research and development expense when we engage in a research and development project jointly with another entity, with both entities participating in project activities and sharing costs and potential benefits of the arrangement.

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

Recent Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-10, Identifying Performance Obligations and Licensing. This ASU addresses certain implementation issues that have surfaced since the issuance of ASU No. 2014-09 in May 2014. The ASU provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies certain aspects of the accounting for share-based payment transactions, including income tax requirements, forfeitures, and presentation on the balance sheet and the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and for the interim periods therein. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU clarifies the revenue recognition implementation guidance for preparers on certain aspects of principal versus agent consideration. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and for interim periods therein. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Goodwill and Other - Internal-Use Software. The guidance clarifies customers' accounting for fees paid for cloud computing arrangements. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license or whether the arrangement is considered a service contract. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company adopted the new guidance prospectively as of January 1, 2016. The adoption of the new guidance had no impact on the Condensed Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation: amendment to the consolidation analysis that modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The new consolidation guidance is effective for the Company in the first quarter of fiscal 2016 and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company adopted the guidance on January 1, 2016, as required. There was no material impact on the Condensed Consolidated Financial Statements resulting from the adoption.

3. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amounts of certain of our financial instruments, including cash and cash equivalents, restricted cash, short-term investments, receivables from collaborations, prepaid research and development,  prepaid expenses and other current assets and accounts payable, accrued research and development, accrued compensation and employee benefits, accrued and other liabilities and deferred revenue, approximate their fair value due to their short maturities. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that were measured on a recurring basis (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$29,876	$—	$—	$29,876
Corporate notes and commercial paper	—	217,971	—	217,971
U.S. government agency securities	—	127,605	—	127,605
Total financial assets	$29,876	$345,576	$—	$375,452

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$22,074	$—	$—	$22,074
Corporate notes and commercial paper	—	242,033	—	242,033
U.S. government agency securities	—	180,876	—	180,876
Total financial assets	$22,074	$422,909	$—	$444,983

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

There were no transfers between Level 1 and Level 2 during the periods presented.

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	March 31, 2016				December 31, 2015
				Estimated				Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Money market funds	$29,876	$—	$—	$29,876	$22,074	$—	$—	$22,074
Corporate notes and commercial paper	217,955	19	(3)	217,971	242,089	3	(59)	242,033
U.S. government agency securities	127,555	57	(7)	127,605	180,970	1	(95)	180,876
	$375,386	$76	$(10)	$375,452	$445,133	$4	$(154)	$444,983
Classified as:
Cash equivalents				$165,177				$171,310
Short-term investments				210,275				257,713
Long-term investments				—				15,960
Total cash equivalents and investments				$375,452				$444,983

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

At March 31, 2016, the remaining contractual maturities of available-for-sale securities were less than one year and at December 31, 2015 the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

5. Collaboration and License Agreements

Summary of Collaboration-Related Revenue

We have recognized revenue from our collaboration and license agreements as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Daiichi Sankyo	$3,385	$1,128
Bayer and Janssen	3,307	799
BMS and Pfizer	1,254	380
Bayer	260	—
Lee’s Pharmaceutical	52	52
Total collaboration and license revenue	$8,258	$2,359

Daiichi Sankyo, Inc. (“Daiichi Sankyo”)

In June 2013, we entered into an agreement with Daiichi Sankyo to include subjects dosed with edoxaban, their Factor Xa inhibitor product, in one of our Phase 2 proof-of-concept studies of andexanet alfa. We are responsible for the cost of conducting this clinical study. Under the terms of the agreement, Daiichi Sankyo provided us with an upfront fee of $6.0 million, $3.0 million of which was subject to refund if Daiichi Sankyo decided to terminate the agreement. We are obligated to participate in a Joint Collaboration Committee (“JCC”) with Daiichi Sankyo to oversee the collaboration activities under the agreement.

We identified the following performance deliverables under the agreement: 1) the obligation to provide research and development services, which includes supplying andexanet alfa and providing a final written report, and 2) the obligation to participate in the JCC.

We considered the provisions of the multiple-element arrangement guidance and accounted for the research and development services and our participation in the JCC as a single unit of accounting. We originally estimated the non-contingent consideration under this agreement of $3.0 million would be recorded as revenue on a straight-line basis over the estimated non-contingent performance period through the second quarter of 2014. In December 2013, the JCC agreed to forego certain preclinical studies that were planned in the original study design at the inception of the agreement. As a result of this change, we updated our non-contingent performance period to be through the first quarter of 2014.  The recognition of contingent consideration under this agreement of $3.0 million commenced upon resolution of the contingency in the first quarter of 2014 and was recognized through the fourth quarter of 2015.

During the three months ended March 31, 2015, we recognized $258,000, in collaboration revenue associated with the contingent and non-contingent elements of this arrangement. There was no deferred revenue balance under this agreement as of March 31, 2016.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

We identified the following non-cancellable performance deliverables under the agreement: 1) the obligation to provide research and development services, which include manufacturing and supplying andexanet alfa and providing various reports, 2) the obligation to provide regulatory approval services, and 3) the obligation to participate in the JCC. We considered the provisions of the multiple-element arrangement guidance and determined that none of the deliverables had standalone value, all of these obligations will be delivered throughout the estimated period of performance and will be accounted as a single unit of accounting. The total upfront consideration under this agreement is being recognized as revenue on a straight-line basis over the estimated performance period through the third quarter of 2018.

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and the payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. For the three months ended March 31, 2016, we recognized $2.5 million in collaboration revenue associated with achievement of a milestone. As of March 31, 2015, no amounts had been recognized as collaboration revenue for any of these milestones. Amounts for the contingent payment not considered to be a substantive milestone will be deferred when received and recognized as collaboration revenue on a straight-line basis over the remaining performance period. All remaining contingent payments remained eligible for achievement as of March 31, 2016.

During the three months ended March 31, 2016 and 2015, we recognized $3.4 million and $871,000 in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of March 31, 2016 was $8.8 million.

In March 2016, we entered into an agreement with Daiichi Sankyo to perform an ethnic sensitivity study (“ESS-Study”) of Japanese ethnicity and to deliver services, in connection with our collaboration agreement to commercialize andexanet alfa in Japan with BMS and Pfizer, related to further studies as requested by the Japanese regulatory authorities to obtain final regulatory approval and to have commercialized andexanet alfa as a reversal agent to edoxaban in Japan. Daiichi Sankyo will reimburse us for 33% of our costs and expenses incurred to conduct the ESS-Study and between 33% and 100% of costs and expenses we incur for other studies that involve edoxaban under the terms of the arrangement.

Pursuant to our agreement with Daiichi Sankyo, we are obligated to provide research and development services, clinical drug supply and related manufacturing services, regulatory approval services and to participate in a JCC in exchange for an upfront nonrefundable fee of $5.0 million. We are eligible to receive, up to two contingent payments totaling $10.0 million which are payable upon the initial and final regulatory approval for andexanet alfa as a reversal agent to edoxaban in Japan. The $10.0 million contingent payments will be reduced to $7.0 million if the Japanese regulatory approval is attained based only upon the ESS-study results.

We concluded that the July 2014 and March 2016 agreements should each be accounted for as standalone agreements. We identified the following non-cancellable performance deliverables under the March 2016 agreement: 1) the obligation to provide research and development services 2) the obligation to provide regulatory approval services, 3) the obligation to manufacture and provide clinical supply of  andexanet alfa, and 4) the obligation to participate in the JCC. We considered the provisions of the multiple-element arrangement guidance and determined that none of the deliverables have standalone value and accordingly will be accounted for as a single unit of accounting. The total upfront consideration received under this agreement is being recognized as revenue on a straight-line basis over the estimated performance period associated with our participation in the JCC through the first quarter of 2019.

We have determined that the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverable and payment term within the agreement are commensurate with our performance to achieve the milestones after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestones are achieved and collectability is reasonably assured. As of March 31, 2016, no amounts had been recognized as collaboration revenue for any of these milestones and the contingent payments remain eligible for achievement as of March 31, 2016.

During the three months ended March 31, 2016 we recognized $5,000 in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of March 31, 2016 was $5.0 million.

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

We identified the following performance deliverables under the agreement: 1) the obligation to provide research and development services, which includes supplying andexanet alfa and providing a final written report, and 2) the obligation to participate in a JCC. We considered the provisions of the multiple-element arrangement guidance and determined that that none of the deliverables had standalone value and therefore they were accounted for as a single unit of accounting. The total upfront consideration under this agreement was recognized as revenue on a straight-line basis over the estimated performance period through the fourth quarter of 2014 and $500,000 was recognized in the third quarter of 2015 following the delivery of the final written study report of our Phase 2 proof-of-concept studies of andexanet alfa.

In January 2014, we entered into a three-way agreement with Bayer and Janssen to study the safety and efficacy of andexanet alfa as a reversal agent to their oral Factor Xa inhibitor, rivaroxaban, in our Phase 3 studies. We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with Bayer and Janssen we are obligated to provide research, development and regulatory services and to participate in a JCC in exchange for an upfront nonrefundable fee of $10.0 million. We are also eligible to receive, up to three contingent payments totaling $7.0 million which are payable upon achievement of certain events associated with scaling up our manufacturing process to support a commercial launch, and up to three payments totaling $8.0 million which are payable upon initiation of our Phase 3 study and regulatory approval of andexanet alfa as a reversal agent to rivaroxaban by the FDA and European Medicines Agency (“EMA”).

We identified the following non-cancellable performance deliverables under the agreement: 1) the obligation to provide research and development services, which include manufacturing and supplying andexanet alfa and providing various reports, 2) the obligation to provide regulatory approval services, and 3) the obligation to participate in the JCC. We considered the provisions of the multiple-element arrangement guidance and determined that none of the deliverables have standalone value; all of these obligations will be delivered throughout the estimated period of performance and accounted for as a single unit of accounting. The total upfront consideration under this agreement is being recognized as revenue on a straight-line basis over the estimated period of performance period. In the third quarter of 2014 we updated our estimated period of performance from the first quarter of 2017 to the first quarter of 2018 to reflect a modification to our clinical development and regulatory plans.

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and the payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. For the three months ended March 31, 2016, we recognized $ 2.5 million in collaboration revenue associated with achievement of a milestone. As of March 31, 2015, no amounts had been recognized as collaboration revenue for any of these milestones. The contingent payment of $3.0 million, not considered to be a substantive milestone, was received in the third quarter of 2014 and is being recognized as collaboration revenue on a straight-line basis over the estimated performance period through the first quarter of 2018. All remaining contingent payments remained eligible for achievement as of March 31, 2016.

During the three months ended March 31, 2016 and 2015, we recognized $3.3 million and $799,000 in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of March 31, 2016 was $6.5 million.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

Bayer Pharma, AG (“Bayer”)

In February 2016, we entered into an agreement with Bayer to perform an ESS-Study of Japanese ethnicity and to deliver services, in connection with our collaboration agreement to commercialize andexanet alfa in Japan with BMS and Pfizer, related to any further studies as requested by the Japanese regulatory authorities to obtain final regulatory approval and to have commercialized andexanet alfa as a reversal agent to rivaroxaban in Japan. Bayer will reimburse us 33% of our costs and expenses incurred to conduct the ESS-Study and between 33% and 100% of costs and expenses we incur for other studies that involve rivaroxaban under the terms of the arrangement.

Pursuant to our agreement with Bayer we are obligated to provide research and development services, provide clinical drug supply and related manufacturing services, provide regulatory approval services and to participate in a JCC in exchange for an upfront nonrefundable fee of $5.0 million. We are also eligible to receive, one contingent payment of $10.0 million which is payable upon the initial regulatory approval for andexanet alfa for rivaroxaban in Japan.  The $10.0 million contingent payment will be reduced to $7.0 million if Japanese regulatory approval is attained based only upon the ESS-study results.

We concluded that the January 2014 agreement with Bayer and Janssen and February 2016 agreement with Bayer should each be accounted for as standalone agreements. We identified the following non-cancellable performance deliverables under the February 2016 agreement: 1) the obligation to provide research and development services 2) the obligation to provide regulatory approval services, 3) the obligation to manufacture and provide clinical supply of  andexanet alfa, and 4) the obligation to participate in the JCC. We considered the provisions of the multiple-element arrangement guidance and determined that none of the deliverables had standalone value, all of these obligations will be delivered throughout the estimated period of performance and accounted for as a single unit of accounting. The total upfront consideration under this agreement is being recognized as revenue on a straight-line basis over the estimated performance period through the first quarter of 2019.

We have determined that the future contingent payment meets the definition of a milestone and that such milestone is substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of the milestone will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of March 31, 2016, no amounts had been recognized as collaboration revenue for any of this milestone and the contingent payment remains eligible for achievement as of March 31, 2016.

During the three months ended March 31, 2016 we recognized $260,000 in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of March 31, 2016 was $4.7 million.

Bristol-Myers Squibb Company (“BMS”) and Pfizer Inc. (“Pfizer”)

In January 2014, we entered into a collaboration agreement with BMS and Pfizer to further study andexanet alfa as a reversal agent for their jointly owned FDA approved oral Factor Xa inhibitor, apixaban, through Phase 3 studies. We initiated Phase 3 studies in the first half of 2014.  We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with BMS and Pfizer we are obligated to provide research, development and regulatory approval services and participate in the JCC in exchange for a partially refundable upfront fee of $13.0 million and up to $12.0 million of contingent milestone payments due upon achievement of certain development and regulatory events. All consideration received and to be earned under this agreement is subject to a 50% refund contingent upon certain regulatory and/or clinical events.

We identified the following non-cancellable performance deliverables under the January 2014 agreement: 1) the obligation to provide research and development services, which include manufacturing and supplying andexanet alfa and providing various reports, 2) the obligation to provide regulatory approval services, and 3) the obligation to participate in the JCC. We considered the provisions of the multiple-elements arrangement guidance and determined that none of the deliverables have standalone value, all of these obligations will be delivered throughout the estimated period of performance and accounted for as a single unit of accounting. The non-contingent upfront consideration under this agreement of $6.5 million is being recognized on a straight-line basis over the estimated period of performance. In the third quarter of 2014, we revised the remaining estimated period of performance from the first quarter of 2017 to the first quarter of 2018 to reflect a modification to our clinical development and regulatory plans. The contingent upfront consideration of $6.5 million will be recognized if and when the refundable nature of these amounts lapses based upon the achievement of specified regulatory and/or clinical events.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

The contingent milestone payments under the January 2014 agreement are not considered substantive because a portion may be refunded upon certain events. The non-contingent portion of the milestone payment will be recognized as collaboration revenue on a straight-line basis over the estimated period of performance, which is now through the first quarter of 2018. The contingent portion of the milestone payments will be recognized if and when the refundable nature of these amounts lapses based upon the achievement of specified regulatory and/or clinical events. For the three months ended March 31, 2016, we received two contingent milestone payments totaling $2.8 million and $750,000 remains payable to us related to the achievement of one of these milestones. The non-contingent portion of these milestones is being recognized in collaboration revenue on a straight-line basis over the estimated remaining period of performance and the contingent portion of these milestones are included in deferred revenue, long term in the condensed consolidated balance sheet. Two of the contingent payments totaling $4.0 million remain eligible for achievement as of March 31, 2016.

During the three months ended March 31, 2016 and 2015, we recognized $475,000 and $380,000 in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of March 31, 2016 was $12.2 million.

In February 2016, we entered into a collaboration and license agreement with BMS and Pfizer whereby BMS and Pfizer obtained exclusive rights to develop and commercialize andexanet alfa in Japan. BMS and Pfizer are responsible for all development, regulatory and commercial activities in Japan and we will reimburse BMS and Pfizer for expenses they incur for research and development activities specific to Factor Xa inhibitors other than apixaban. Pursuant to this agreement, we are obligated to provide certain research and development activities outside of Japan, provide clinical drug supply and related manufacturing services and to participate on various committees in exchange for a non-refundable upfront fee of $15.0 million. We are also eligible to receive, contingent payments totaling up to $20.0 million which may be earned upon achievement of certain regulatory events and up to $70.0 million which may be earned upon achievement of specified annual net sales volumes in Japan. We are also entitled to receive royalties ranging from 5%-15% on net sales of andexanet alfa in Japan.

We concluded that the January 2014 and February 2016 agreements should each be accounted for as standalone agreements. We identified the following non-cancellable performance deliverables under the February 2016 agreement: 1) grant of intellectual property license, 2) the obligation to provide research and development services, 3) the obligation to manufacture and provide clinical supply of andexanet alfa, and 4) the obligation to participate in various committees. The February 2016 agreement also contains an obligation to manufacture and provide commercial supply of andexanet alfa which we concluded was a contingent deliverable because andexanet alfa is not yet a commercially approved product.  We considered the provisions of the multiple-elements arrangement guidance and determined that none of the deliverables have standalone value because of our required expertise associated with the manufacturing process of andexanet alfa and the interdependency of the remaining deliverables on the clinical supply of andexanet alfa.

We evaluated the timing of delivery for each of the deliverables and concluded that our obligation to participate on the various committees would be the last delivered element under the arrangement and therefore would be the basis for revenue recognition for the combined unit of accounting. The total upfront consideration under this agreement is being recognized as revenue on a straight-line basis over the estimated performance period through the first quarter of 2019.

We have determined that the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of the milestone will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of March 31, 2016, no amounts had been recognized as collaboration revenue for any of these milestones and all the contingent payments remain eligible for achievement as of March 31, 2016.

During the three months ended March 31, 2016 we recognized $779,000 in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of March 31, 2016 was $14.2 million.

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

We identified the following deliverables under the agreement with Lee’s: 1) the granting of an exclusive option to negotiate for the exclusive commercial rights to betrixaban in China, 2) the obligation to manufacture and supply product in support of the APEX study in China, 3) the obligation to participate in a joint working group, and 4) the delivery of the primary data analysis report from our APEX study. We considered the provisions of the multiple-element arrangement guidance and determined that none of the deliverables have standalone value and therefore are accounted for as a single unit of accounting with the upfront fee recognized as revenue on a straight-line basis over the estimated period of performance. Any reimbursements we may receive from Lee’s for the costs we incur in connection with this agreement have not been material.

During the three months ended March 31, 2016 and 2015, we recognized $52, 000 and $52,000 in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of March 31, 2016 and 2015was $0 and $200,000, respectively.

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

All costs we incur in connection with this agreement will be recognized as research and development expenses. During the three months ended March 31, 2016, we incurred $351,000 of costs related to this agreement.

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

In May 2015, our agreement with Biogen Idec terminated in its entirety effective July 2015. The effect of termination resulted in return to us of all compounds subject to the license and collaboration agreement and eliminated all potential future payments from and to Biogen Idec. We did not record any reduction to research and development expense pursuant to the agreement for the three months ended March 31, 2016 and 2015, respectively.

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

Total fixed commitments under the agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments per the terms of the agreement, are approximately $276.1 million. Payments made for purchases of batches since inception of this agreement as of March 31, 2016 amount to $40.7 million.

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

Under the consolidation guidance, we determined that CMC Biologics is and continues to be a VIE, but that we are not CMC Biologics’ primary beneficiary and therefore consolidation of CMC Biologics by us is not required.

As of March 31, 2016, we have not provided financial, or other, support to CMC Biologics that was not previously contractually required. The upfront and reservation payment of $14.6 million is recorded as $10.6 million in prepaid and other long-term assets and $2.8 million in prepaid research and development in the condensed consolidated balance sheet, net of amortization as of March 31, 2016. The unamortized payments made for purchases of batches of $7.7 million are recorded in prepaid research and development in the condensed consolidated balance sheet as of March 31, 2016. These assets represent our maximum exposure to loss under this agreement at March 31, 2016. The upfront payment will be charged to research and development expense, prior to regulatory approval of andexanet alfa, as services are rendered or batches are delivered. Also, we have recorded an accrual for services rendered by CMC Biologics of $857,000 in accrued research and development in the condensed consolidated balance sheet as of March 31, 2016. We are currently not able to quantify the exposure to losses associated with the fixed pricing terms of this agreement.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

We determined that the Development Partner is and continues to be a variable interest entity and that we hold a variable interest in the Development Partner’s intellectual property assets and the related potential future product candidates these assets may produce. Due to the absence of other significant development programs at the Development Partner, we concluded that the variable interest was in the entity as a whole and not the intellectual property assets. Given the stage of development, we continued to conclude that Development Partner was considered not to be a business as they lacked the processes required to generate outputs.

As we are primarily funding and have the power to unilaterally amend the development plan during the initial term and thus control those activities most significant to the Development Partner, we are considered to be the primary beneficiary of the Development Partner. Accordingly, the Development Partner is subject to consolidation and we have consolidated the financial statements of the Development Partner since inception of the agreement on December 1, 2015 by (a) eliminating all intercompany balances and transactions; (b) allocating loss attributable to the noncontrolling interest in the Development Partner to net loss attributable to noncontrolling interest in our consolidated statement of operations and reflecting noncontrolling interest on our consolidated balance sheet. Our interest in the Development Partner is limited to the development of the intellectual property asset. The upfront payment of $500,000 and the obligation to fund the development plan represent our maximum exposure to loss under the agreement.

At the inception of the agreement, the identifiable assets, assumed liabilities and non-controlling interest of the Development Partner were recorded at their estimated fair value upon the initial consolidation of the Development Partner, including the in-process research and development intangible asset. We estimated the fair value of this indefinite lived intangible assets to be $3.2 million and the noncontrolling interest to be $2.9 million. The fair value was estimated using present-value models on potential contingent milestones and royalty payments, based on assumptions regarding the probability of achieving the development milestones, estimate of time to develop the drug candidate, estimates of future cash flows from potential product sales and assumptions regarding the appropriate discount rate.

As of March 31, 2016, we have not provided financial or other support to the Development Partner that was not previously contracted or required. We recorded the Development Partner’s $262,000 of cash as restricted cash because (a) we do not have any interest in or control over Development Partner's cash and (b) the agreement does not provide for these assets to be used for the development of the intellectual property assets developed pursuant to this agreement. Also, as we are funding the development effort since inception of the arrangement, we have not allocated any net loss to the noncontrolling interest.

8. Stock Based Compensation

In January 2013, our Board of Directors adopted our 2013 Equity Incentive Plan, or the 2013 Plan, which became effective upon of the closing of our initial public offering in May 2013. On January 1, 2016, the number of shares available for issuance under the 2013 Plan automatically increased by a number of shares equal to 5% of the total common stock outstanding at December 31, 2015. As of March 31, 2016 there were 12,205,425 shares reserved under the 2013 Plan for the future issuance of equity awards.

Stock Options

The following table summarizes stock option activity under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Options	Price Per Share
Balance at December 31, 2015	4,731,483	$24.19
Options granted	980,215	$32.51
Options exercised	(10,984)	$15.52
Options canceled	(85,230)	$28.85
Balance at March 31, 2016	5,615,484	$25.59

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

The estimated grant date fair values of the employee stock options were calculated using the Black Scholes valuation model, based on the following assumptions:

	For the Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.61%	1.54%
Expected life	6.0 years	6.0 years
Expected volatility	64%	66%
Dividend yield	—	—

Restricted stock units (“RSUs”)

In January 2015, the Compensation Committee of our Board of Directors approved the commencement of granting restricted stock units, to our employees. RSUs are share awards that entitle the holder to receive freely tradable shares of our Common Stock upon vesting.

The following table summarizes RSU activity, under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average grant date
	RSUs	fair value per share
Balance at December 31, 2015	167,750	$30.86
RSUs granted	215,655	$33.49
RSUs released	(55,195)	$30.88
RSUs canceled	(9,982)	$31.67
Balance at March 31, 2016	318,228	$32.62

Performance stock units (“PSUs”)

In January 2015, the Compensation Committee of our Board of Directors approved the commencement of granting performance stock units, to our employees. PSUs are share awards that entitle the holder to receive freely tradable shares of our Common Stock upon achievement of specified conditions. In January 2016, the Compensation Committee of our Board of Directors approved a program to award up to 102,906 PSUs to the management team based on the achievement of certain commercial and regulatory goals related to andexanet alfa and betrixaban, respectively. At March 31, 2016 the achievement of such performance conditions was not deemed probable and therefore no expense has been recognized pursuant to these awards for the three months ended March 31, 2016.

The following table summarizes PSU activity, under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average grant date
	PSU's	fair value per share
Balance at December 31, 2015	205,261	$29.33
PSUs granted	102,906	33.49
PSUs released	(13,170)	50.00
PSUs canceled	(1,303)	49.44
Balance at March 31, 2016	293,694	29.77

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(continued)

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Research and development	$3,030	$2,209
Selling, general and administrative	4,039	2,963
Total stock-based compensation	$7,069	$5,172

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

The following common stock equivalent shares were excluded from the computation of diluted net loss per share attributable to Common Stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Stock options to purchase Common Stock	5,615,484	4,787,869
Common stock warrants	1,500	1,500
Restricted stock units	318,228	171,787
Performance stock units	293,694	140,000

10. Subsequent Events

Betrixaban manufacturing agreement

In April 2016, we entered into a Manufacturing Agreement (“the Agreement”) with Hovione, Limited, (“Hovione”), pursuant to which Hovione will manufacture active pharmaceutical ingredient (“API”) for betrixaban at commercial scale and perform process validation during the term of the agreement.

Pursuant to the Agreement, we have non-cancellable purchase commitments of $6.0 million and up to $34.0 million of additional payments throughout the term of the Agreement ending June 2018. The additional payments can be cancelled with notice being provided by dates indicated in the Agreement. Further, if the regulatory approval timeline for betrixaban is delayed for regulatory reasons, there is no cancellation right, however the timing of manufacturing and payments under the Agreement will be adjusted up to one year to align with the new regulatory approval timeline. This Agreement may be early terminated by either party for the other party’s uncured material breach or insolvency. Also, we may terminate the Agreement if the FDA does not approve betrixaban or the regulatory application for betrixaban with the FDA is withdrawn by us or the FDA.

Equity awards

In May 2016, we granted equity awards to all employees hired prior to March 1, 2016. These awards consisted of 510,593 stock options, of which 271,122 were granted to the management team and included performance conditions associated with achievement of regulatory and manufacturing milestones through 2018. We also granted 255,301 RSUs to all employees that will vest annually over three years.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our late stage development programs address significant unmet medical needs in the area of thrombosis, or blood clots. Betrixaban, a U.S. Food and Drug Administration, or FDA,-designated Fast-Track novel oral once-daily inhibitor of Factor Xa, is being developed for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, or VTE, in acute medically ill patients for 35 days of in-hospital and post-discharge use. Currently, there is no anticoagulant approved for extended duration VTE prophylaxis in the acute medically ill population. We completed enrollment of 7,513 patients in the fourth quarter of 2015 and in March 2016 reported top line data from our APEX study which evaluated the superiority of extended-duration anticoagulation with oral betrixaban compared with standard of care anticoagulation with injectable enoxaparin for the prevention of venous thromboembolism (VTE), or blood clots, in acute medically ill patients. These are patients who are hospitalized for serious common medical conditions, such as heart failure, stroke, infection and pulmonary disease. The primary efficacy and safety analysis for APEX consisted of three pre-specified patient groups of increasing sample size: Cohort 1 - patients with elevated D-dimer levels (62% of the overall study population), Cohort 2 - patients with elevated D-dimer levels or age ≥75 years (91% of the overall study population), and the overall study population. By protocol definition, primary efficacy analysis testing of Cohort 1 was done first and required a p-value of 0.05 or less in order to test Cohort 2, which in turn required a p-value of 0.05 or less in order to test the overall study population. Cohort 1 achieved a p-value of 0.054, which did not meet the threshold. Cohort 2 and the overall study population achieved p-values of 0.029 and 0.006, respectively. There was no statistical difference in major bleeding between the betrixaban and enoxaparin arms in any of these three patient groups. The number of fatal bleeds was balanced between the two arms, and the number of intracranial hemorrhages was numerically lower in the betrixaban arm. Positive net clinical benefit with betrixaban was observed.  We are currently planning to meet with the FDA to discuss our New Drug Application, or NDA, filing strategy, and still intend to pursue an approval pathway with the FDA based on efficacy and safety data we believe was demonstrated by the study as a whole. Subject to the outcome of our discussions with the FDA, our intent is to submit a NDA to the FDA followed by a Marketing Authorization Application (or MAA) with the European Agency this year.

Our second lead compound andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a Factor Xa inhibitor. Andexanet alfa has potential indications for patients anticoagulated with a direct or indirect Factor Xa inhibitor when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery or urgent procedures. We have completed Phase 3 registration studies in healthy volunteers and are conducting a Phase 4 confirmatory trial in patients. We filed a Biologics License Application, or BLA, with the FDA in the first quarter of 2016. The BLA is subject to review under an Accelerated Approval pathway with a Prescription Drug User Fee Act, or PDUFA, date of August 17, 2016. The PDUFA date is the goal date for the FDA to complete its review of the BLA. Additionally, we are in the process of scheduling meetings with our appointed rapporteurs representing the EMA regarding our plan to submit a Marketing Authorization Application, or MAA, through a centralized procedure for conditional approval in Europe. Further, we have entered into a collaboration and license agreement with BMS and Pfizer to pursue final regulatory approval and commercialize andexanet alfa in Japan.

Our third product candidate, cerdulatinib, is an orally available dual kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and Janus kinases, or JAK, enzymes that regulate important signaling pathways. Cerdulatinib is being developed for hematologic, or blood, cancers and inflammatory disorders. We are currently conducting a Phase 1/2a proof-of-concept study for cerdulatinib in patients with non-Hodgkin’s lymphoma, or NHL, or chronic lymphocytic leukemia, or CLL, who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations. In the Phase 1 dose escalation portion of the study, we have reached the maximum tolerated dose and expect to initiate patient enrollment in the Phase 2 study later in 2016.

We have a program of highly selective Syk inhibitors, one of which is partnered with Ora Inc., or Ora. We also have entered into an agreement with an early development stage Company to explore a novel approach to develop a drug in the field of hypercholesterolemia. Based on the terms of the agreement and accounting requirements, we consolidated the early development stage Company and recognized an intangible asset associated with the in-process research and development and a corresponding non-controlling interest in our condensed consolidated financial statements.

We have full worldwide commercial rights to betrixaban and cerdulatinib and to andexanet alfa outside of Japan. In order to execute our business plan and achieve profitability, we need to successfully commercialize andexanet alfa and betrixaban in the United States. Successful commercialization of andexanet alfa and betrixaban requires effective marketing, distribution and pricing strategies; infrastructure to support commercial sales; appropriate and sustained levels of andexanet alfa and betrixaban inventory; company-wide processes and systems to support compliance with applicable laws and regulations and post-marketing safety evaluations.

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

The following table summarizes the sources of our collaboration and license revenue (in thousands):

	Three Months Ended March 31,
	2016	2015
Daiichi Sankyo	$3,385	$1,128
Bayer and Janssen	3,307	799
BMS and Pfizer	1,254	380
Bayer	260	-
Lee's Pharmaceutical	52	52
Total collaboration and license revenue	$8,258	$2,359

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

Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods are received or services are rendered. We expect our research and development expenses to be similar or slightly higher in the future as we continue to advance our late stage thrombosis programs through regulatory and prepare for commercialization. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the size and duration of late stage clinical trials as compared to earlier clinical trials and preclinical development. Upon FDA approval of andexanet alfa in the United States, which is expected in 2016, a substantial portion of our manufacturing costs will be capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold. Expenses incurred for setting up additional manufacturing facilities may be categorized as research and development expense or as manufacturing start-up costs, a component of operating expenses, based on the significance of the process changes and enhancements at the additional manufacturing facility. The timing and amount of expenses incurred will depend upon FDA approval and the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, start-up manufacturing and supply chain costs and any costs associated with the advancement of our preclinical programs. The following table summarizes our research and development expenses incurred by product candidate:

	Phase of	Three Months Ended March 31,
	Development	2016	2015
		(in thousands)
Product candidate		(unaudited)
Betrixaban	Phase 3	$15,435	$18,398
Andexanet alfa	Phase 2/3/4	40,341	18,398
Cerdulatinib	Phase 1/2a	2,362	2,856
Syk selective inhibitor	Pre-clinical	20	42
Other research and development expenses(1)		655	164
Total research and development expenses(2)		$58,813	$39,858

(1)	Amounts in all periods include costs for other potential product candidates.
(2)

Our research and development expenses have been reduced by reimbursements of certain research and development expenses pursuant to the cost-sharing provisions of our agreement with Global Blood Therapeutics, Inc. commencing in the fourth quarter of 2012.

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

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of interest received on our cash, cash equivalents and investments, unrealized gains and losses from the remeasurement of our foreign currency deposits.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016.

Results of operations

Comparison of the three months ended March 31, 2016 and 2015

Revenue

	Three Months Ended March 31,
	2016	2015	Increase	% Increase
	(in thousands, except percentages)
Collaboration and license revenue	$8,258	$2,359	$5,899	250%

The increase in collaboration and license revenue during the three months ended March 31, 2016 compared to three months ended March 31, 2015 was mainly due to $2.5 million received upon achievement of a certain milestone from the Bayer and Janssen Phase 3 agreement and $2.5 million received upon achievement of a certain milestone from the Daiichi Sankyo Phase 3 agreement.  In the first quarter of 2016, we entered into a collaboration and license agreement with BMS and Pfizer to develop and commercialize andexanet alfa in Japan, resulting in an increase in revenue of $779,000. Separately, we also entered into a clinical collaboration agreement with Bayer to include their Factor Xa inhibitor in the development program in Japan in the first quarter of 2016 resulting in an increase in revenue of $260,000. These increases were partially offset by a decrease of $258,000 in revenue associated with our Daiichi Sankyo Phase 2 agreement that was completed in the fourth quarter of 2015.

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

Research and development expenses

	Three Months Ended March 31,
	2016	2015	Increase	% Increase
	(in thousands, except percentages)
Research and development expenses	$58,813	$39,858	$18,955	48%

The increase in research and development expenses during the three months ended March 31, 2016 compared to three months ended March 31, 2015 was due to increased program costs of $21.9 million to advance andexanet alfa, of which $20.0 million is related to manufacturing related costs payable to our contract manufacturers, and $491,000 to support early research programs, offset by a decrease of $2.9 million in development costs related to betrixaban due to completion of APEX clinical trial enrollment in the fourth quarter of 2015 and $494,000 related to cerdulatinib, which was primarily attributable to toxicity studies and manufacturing activities that were completed in the first quarter of 2015.

We expect our research and development expenses to be similar or slightly higher as we continue to advance our product candidates through clinical development, regulatory and prepare for comercialization. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs.

Selling, general and administrative expenses

	Three Months Ended March 31,
	2016	2015	Increase	% Increase
	(in thousands, except percentages)
Selling, general and administrative expenses	$14,751	$9,005	$5,746	64%

The increase in selling, general and administrative expenses during the three months ended March 31, 2016 compared to three months ended March 31, 2015 was primarily related to increased commercial launch preparation activities and business development related costs of $2.3 million, increased headcount-related costs including stock-based compensation expense of $ 3.0 million, and increased costs associated with professional and accounting fees of $336,000.

We expect selling, general and administrative expenses to continue to increase as we continue to support our growing business and prepare for commercialization.

Interest and other income (expense), net

	Three Months Ended March 31,
	2016	2015	Increase	% Increase
	(in thousands, except percentages)
Interest and other income(expense), net	$332	$(409)	$741	181%

The increase in interest and other income (expense), net during the three months ended March 31, 2016 compared to three months ended March 31, 2015 was a result of fluctuations in the Euro and Pound sterling compared to the U.S. dollar and its impact on services we purchase from vendors denominated in foreign currencies. We incurred realized foreign exchange losses of $202,000 in the first quarter of 2016 compared to $720,000 in the same quarter of 2015.  Also, there was an increase in interest income of $225,000 due to higher investment balances during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Liquidity and capital resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the sale of equity securities and payments received from our collaboration partners. Our expenditures are primarily related to research and development activities which include clinical trial costs, manufacturing costs and commercial preparation costs. At three months ended March 31, 2016, we had available cash, cash equivalents and investments of $421.0 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Since inception, in connection with our agreements with Novartis, Merck, Biogen Idec, BMS and Pfizer, Bayer and Janssen, Bayer, Lee’s and Daiichi, we have received payments in the aggregate amount of $248.5 million, as initial upfront payments, contingent consideration and a milestone payments of which $7.9 million are subject to a 50% refund provision, pursuant to our Phase 3 clinical collaboration agreement with BMS and Pfizer.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,		Increase /	% Increase /
	2016	2015	(Decrease)	(Decrease)
	(in thousands, except percentages)
Cash used in operating activities	$(38,336)	$(47,145)	$(8,809)	(19%)
Cash provided by investing activities	$61,884	$9,436	$52,448	(556%)
Cash provided by financing activities	$668	$113,041	$(112,373)	(99%)
Net increase in cash	$24,216	$75,332	$(51,116)	68%

Cash used in operating activities

Cash used in operating activities was $38.3 million for the three months ended March 31, 2016, compared to cash used of $47.1 million for the same period in 2015. Operating cash flows can differ from our condensed consolidated net loss as a result of differences in the timing of cash receipts and non-cash charges.

Cash used in operating activities for the three months ended March 31, 2016 related primarily to our $65.6 million of operating expenses for the period, excluding non-cash expenses for stock based compensation, depreciation and amortization of investment securities premium totaling to $8.0 million. Our operating expenses were largely attributable to the continued development of our late stage programs. Cash used in operating activities was partially offset by receipts of $20.0 million in upfront payments from collaboration arrangements executed during the first quarter of 2016 and $5.0 million in cash receipts following achievement of milestones from existing collaboration arrangements.

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

Cash provided by investing activities

Cash provided by investing activities of $61.8 million for the three months ended March 31, 2016, compared to $9.4 million cash provided for the same period in 2015.

Cash provided by investing activities for the three months ended March 31, 2016 was primarily related to proceeds from maturities of investments of $115.6 million, partially offset by purchases of investments of $52.5 million and fixed assets purchases of $1.3 million.

Cash provided by investing activities of $9.4 million for the three months ended March 31, 2015 was primarily related to proceeds from maturities of investments of $101.4 million, partially offset by purchases of investments of $90.9 million and capital equipment purchases of $1.1 million.

Cash provided by financing activities

Cash provided by financing activities of $668,000 for the three months ended March 31, 2016, compared to $113.0 million cash provided for the same period in 2015.

Cash provided by financing activities of $668,000 for the three months ended March 31, 2016 was related to proceeds from purchases under our Employee Stock Purchase Plan of $740,000 and proceeds from the exercise of stock options of $170,000, partially offset by payments of deferred offering costs of $242,000 relating to December 2015 public offering.

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

Off-balance sheet arrangements

On July 1, 2014, we entered into a commercial supply agreement with CMC Biologics, pursuant to which CMC Biologics will manufacture clinical and commercial supply of andexanet alfa and perform pre-validation and validation work on our behalf. Total fixed commitments under the agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments, are $276.1 million over the life of the agreement from 2016 through 2021. We may terminate the agreement unilaterally if we discontinue the development and commercialization of andexanet alfa for regulatory, safety, efficacy or other commercial reasons, or if the projected market demand or gross margin of andexanet alfa is below a minimum threshold, in which case we will be obligated to pay CMC Biologics a termination payment ranging from between $5.0 million and $30 million, depending on the time of termination. See note 6 in the notes to the unaudited Consolidated Financial Statements for a more detailed discussion of this agreement.

Contractual obligations

During the three months ended March 31, 2016 there were no material changes outside the ordinary course of business in our specified contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

On April 29, 2016, we entered into a Manufacturing Agreement with Hovione, Limited, or Hovione, pursuant to which Hovione will manufacture active pharmaceutical ingredient, or API, for betrixaban at commercial scale. Pursuant to the agreement, we have non-cancellable purchase commitments of $6.0 million and up to $34.0 million of additional payments throughout the term of the agreement ending June 2018. The additional payments can be cancelled with notice being provided by dates indicated in the agreement. Further, if the regulatory timeline for betrixaban is delayed for regulatory reasons, there is no cancelation right, however the timing of manufacturing and payments under the agreement will be adjusted up to one year to align with the new regulatory timeline. This agreement may be early terminated by either party for the other party’s uncured material breach or insolvency. Also, we may terminate the agreement if the FDA does not approve betrixaban or the regulatory application for betrixaban with the FDA is withdrawn by us or the FDA.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2016, we had cash, cash equivalents and investments of $421.0 million consisting of cash and liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development, manufacturing, regulatory and commercialization activities with vendors in Europe. Beginning in 2012, we have utilized foreign currency forward contracts to mitigate our exposure to foreign currency gains and losses. The balance of forward contracts was zero at March 31, 2016. We made payments in the aggregate amount of €7.3 million and €5.9 million to our European vendors during the three months ended March 31, 2016 and 2015, respectively. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the three months ended March 31, 2016, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In assessing these risks, you should also refer to other information contained in this quarterly report on Form 10-Q, including our Condensed Consolidated Financial Statements and related Notes. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our annual report on Form 10-K for the year ended December 31, 2015.

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have incurred significant losses, and expect to incur substantial and increasing losses as we continue to develop and commercialize our product candidates.

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and selling, general and administrative expenses related to our operations. We expect to incur substantial and increasing losses as we continue to develop and commercialize our product candidates. As of March 31, 2016, we had an accumulated deficit of approximately $714.3 million.

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

We are advancing multiple product candidates through the research and clinical development process. The completion of the development and the preparation for commercialization of our product candidates will continue to require substantial funds. As of March 31, 2016, we had $421.0 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

Our success depends heavily on the approval and successful commercialization of our lead product candidates, betrixaban and andexanet alfa, along with cerdulatinib. Our development of these product candidates may not be successful. If we are unable to commercialize one or more of our product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

*Topline results from our APEX clinical trial may cause betrixaban regulatory approval to be delayed, more costly or not be obtained at all.

The outcome of development activities, regulatory approval and commercialization of betrixaban will have a substantial impact on our business. We recently announced topline data from our Phase 3 APEX clinical trial of betrixaban, which evaluated extended-duration anticoagulation with oral betrixaban as compared with standard of care anticoagulation with injectable enoxaparin for the prevention of VTE in acute medically ill patients.

The primary efficacy and safety analysis for APEX consisted of three pre-specified patient groups of increasing sample size: Cohort 1 - patients with elevated D-dimer levels (62% of the overall study population), Cohort 2 - patients with elevated D-dimer levels or age ≥75 years (91% of the overall study population), and the overall study population. By protocol definition, primary efficacy analysis testing of Cohort 1 was done first and required a p-value of 0.05 or less in order to test Cohort 2, which in turn required a p-value of 0.05 or less in order to test the overall study population. Cohort 1 achieved a p-value of 0.054, which did not meet the threshold.

Cohort 2 and the overall study population achieved p-values of 0.029 and 0.006, respectively. There was no statistical difference in major bleeding between the betrixaban and enoxaparin arms in any of these three patient groups. The number of fatal bleeds was balanced between the two arms, and the number of intracranial hemorrhages was numerically lower in the betrixaban arm. Positive net clinical benefit with betrixaban was observed.

Although APEX did not meet its primary efficacy endpoint for Cohort 1, we still intend to pursue an approval pathway with the FDA based on efficacy and safety data we believe was demonstrated by the study as a whole. However, the FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent regulatory approval. For example, as APEX failed to meet the required p value for Cohort 1, the FDA may not be willing to assess efficacy data from Cohort 2 and the overall study population. Even if the FDA does agree to review efficacy and safety data from Cohort 2 and the overall study, the FDA may still determine that the data from the APEX trial are insufficient to support the approval of betrixaban and that one or more additional clinical trials of betrixaban would be required to be successfully conducted by us in order to support any such approval, including with respect to any plan for statistical analysis we identify that we believe may potentially support such approval. If we are required to successfully conduct and complete any additional clinical trials of betrixaban in order to support approval of betrixaban, we would be required to obtain additional capital and there can be no assurances that we would be successful in additional clinical development of betrixaban. Further, the decision to conduct any additional clinical trials would need to be made in the context of the time required to conduct such trials in relation to the remaining patent life of betrixaban, which could make additional trials commercially non-viable even if we believed such trials otherwise carried an acceptable likelihood of success. Any regulatory approval we ultimately obtain may be limited in scope or subject to restrictions or post-approval commitments that render the product not commercially viable.

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

For example, the favorable results from our Phase 2 proof-of concept studies of andexanet alfa, evaluating the effect of andexanet alfa in healthy volunteers taking apixaban, rivaroxaban, edoxaban or enoxaparin may not be predictive of success in our Phase 4 study or other later studies, if any. In addition, although part 1 of each of our Phase 3 ANNEXA-A (apixaban) and ANNEXA-R (rivaroxaban) studies demonstrated that, for the primary efficacy endpoint, an intravenous bolus of andexanet alfa immediately and significantly reversed the anticoagulation activity of apixaban and rivaroxaban, and part 2 of each of our ANNEXA-A and ANNEXA-R studies demonstrated that, for all the primary and secondary endpoints, an intravenous bolus of andexanet alfa followed by a continuous two-hour infusion sustained the reversal of anticoagulation activity of apixaban and rivaroxaban, these positive results may not be predictive of success in our ANNEXA-4 confirmatory study in certain patients receiving apixaban, rivaroxaban, edoxaban or enoxaparin who present with acute major bleeding. We also do not know how the results from our ANNEXA trials will translate into clinical use in patients. Moreover, the results from our studies to date of andexanet alfa may not address the effect of repeat doses or allow a determination of the optimal therapeutic dose of andexanet alfa for our intended target patient population.

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

It is impossible to guarantee when or if any of our product candidates will prove safe enough to receive regulatory approval. There can be no assurance that our clinical studies will not fail due to safety issues. In such an event, we might need to abandon development of that product candidate or enter into a partnership to continue development.

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

The failure of two of our competitors’ clinical trials evaluating Factor Xa inhibitors for VTE prophylaxis in acute medically ill patients may suggest an increased risk that our commercial development of betrixaban will also fail.

Two of our competitors’ clinical trials evaluating Factor Xa inhibitors for VTE prophylaxis in acute medically ill patients have failed. The MAGELLAN trial sponsored by Bayer Pharma AG, or Bayer, and Janssen Pharmaceuticals, Inc., or Janssen, which evaluated rivaroxaban, demonstrated efficacy but failed to demonstrate an acceptable benefit to risk profile due to increased bleeding. The ADOPT trial sponsored by Bristol-Myers Squibb Company, which evaluated apixaban, showed a reduction in VTE events, but failed to demonstrate statistically significant efficacy and also showed an increase in bleeding. Betrixaban, like rivaroxaban and apixaban, may fail in clinical trials if we are unable to demonstrate to the satisfaction of the FDA a statistically significant level of efficacy or if the resulting bleeding risk is too high compared to its benefits.

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

Even if the FDA agrees that our APEX study demonstrates statistically significant efficacy and safety of betrixaban for extended duration VTE prophylaxis in acute medically ill patients for 35 days of in-hospital and post-discharge use, the FDA or similar regulatory authorities outside the United States may not approve betrixaban for marketing or may approve it with restrictions on the label, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Assuming positive discussions with the FDA with respect to our APEX trial results, we anticipate seeking regulatory approval for betrixaban in the United States for extended duration VTE prophylaxis in acute medically ill patients for 35 days of in-hospital and post-discharge use. It is possible that the FDA may not consider the results of our APEX study to be sufficient for approval of betrixaban for this indication. In general, the FDA suggests that sponsors complete two adequate and well-controlled clinical studies to demonstrate effectiveness because a conclusion based on two persuasive studies will be more compelling than a conclusion based on a single study. Although the FDA has informed us that our APEX study, plus supportive Phase 2 data obtained to date, could potentially provide sufficient safety and efficacy data for extended duration VTE prophylaxis in acute medically ill patients for 35 days of in-hospital and post-discharge use, the FDA has further advised us that whether one or two adequate and well-controlled clinical studies are required will be a review issue in connection with a new drug application, or NDA, submission. Even if we achieve favorable results in our APEX study, the FDA may nonetheless require that we conduct additional clinical studies, possibly using a different clinical study design.

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

If any of our product candidates receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, hospital administrators, patients, healthcare payors and others in the medical community. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including the following:

•	the prevalence and severity of any side effects;
•	efficacy and potential advantages compared to alternative treatments;

•	the price we charge for our product candidates;
•	differing interpretations of the results of our clinical trials;
•	the willingness of physicians to change their current treatment practices;
•	the willingness of hospitals and hospital systems to include our product candidates as treatment options;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support; and
•	the availability of third-party coverage or reimbursement.

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

We do not own facilities for clinical-scale or commercial manufacturing of our product candidates and we rely on third-party suppliers to manufacture each of our product candidates. For example, we have contracted with CMC Biologics to expand its production capacity of andexanet alfa bulk drug substance to support our potential U.S. commercial launch, and we have engaged Lonza to develop a new, higher-capacity and lower cost process for andexanet alfa bulk drug substance in order to support our broader, worldwide commercialization strategy. We have entered into a manufacturing agreement with Hovione Limited for the manufacture of betrixaban and will likely rely on this manufacturing organization to supply betrixaban for commercial launch. We also rely or expect to rely on other third party providers for lyophilization, packaging, labeling and supply chain distribution. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug product necessary for our clinical and commercial supply needs, or if any single source supplier terminates the agreement in response to a breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product candidate until a qualified alternative supplier is identified, which could also significantly delay the development of, and impair our ability to commercialize, our product candidates.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical studies and will face an even greater risk if we commercially sell any products that we may develop. For example, the manufacturers of currently marketed Factor Xa inhibitors and other manufacturers of anticoagulants have faced substantial litigation due to certain alleged bleeding risks. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Our stock price has fluctuated in the past and may be volatile in the future. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our stock. The market price for our common stock may be influenced by many factors, including the following:

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	results of clinical trials or regulatory actions with respect to our product candidates;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	general economic, industry and market conditions; and
•	the other risks described in this “Risk factors” section.

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

Based, in part, on a review of SEC filings, we believe that our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own a significant percentage of our outstanding shares of common stock, based on shares of common stock outstanding as of March 31, 2016. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our agreements with our executive officers may require us to pay severance benefits to any of those persons who are terminated in connection with a change in control of us, which could harm our financial condition or results or discourage third parties from seeking business combinations.

Our executive officers are parties to agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $3.8 million for severance and other benefits and acceleration of vesting of equity awards with a value of approximately $6.6 million as of March 31, 2016, based on the closing price of our common stock of $20.40 on such date in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of equity awards could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

PORTOLA PHARMACEUTICALS, INC.

May 5, 2016	By:	/s/ William Lis
William Lis
Chief Executive Officer

May 5, 2016	By:	/s/ Mardi C. Dier
Mardi C. Dier
Chief Financial Officer

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.3	Third Amended and Restated Investor Rights Agreement, dated as of November 11, 2011, by and among Portola Pharmaceuticals, Inc., and certain of its stockholders.	S-1	333-187901	10.6	4/12/2013

4.4	Warrant to Purchase Shares of Series A Preferred Stock by and between the registrant and General Electric Capital Corporation, dated January 21, 2005.	10-Q	001-35935	4.4	11/06/2013

4.6	Warrant to Purchase Shares of Series B Preferred Stock by and between Portola Pharmaceuticals, Inc., and Comerica Incorporated, dated September 29, 2006.	10-Q	001-35935	4.6	11/06/2013

4.7	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006.	10-Q	001-35935	4.7	11/06/2013

4.8	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and HCP Life Science Assets TRS, LLC, dated December 15, 2006.	10-Q	001-35935	4.8	11/06/2013

4.9	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and Bristow Investments, L.P., dated December 15, 2006.	10-Q	001-35935	4.9	11/06/2013

10.5+*	Amended Non-Employee Director Compensation Policy.

10.26+	Form of Performance Stock Unit Award Grant Notice and Award Agreement—2013 Equity Incentive Plan.	10-K	001-35935	10.26	2/29/2016

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

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