Form 10-Q
period 2016-06-30
PORTOLA PHARMACEUTICALS INC
filed 2016-08-09
CIK 1269021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 56,501,022.

PORTOLA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$139,347	$186,488
Short-term investments	214,215	257,713
Restricted cash (Development Partner)	145	341
Receivables from collaborators	—	1,000
Prepaid research and development	22,478	16,976
Prepaid expenses and other current assets	5,263	3,059
Total current assets	381,448	465,577
Property and equipment, net	6,819	6,243
Intangible asset	3,151	3,151
Long-term investments	—	15,960
Prepaid and other long-term assets	16,018	11,993
Total assets	$407,436	$502,924

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,535	$10,279
Accrued compensation and employee benefits	4,635	5,459
Accrued research and development	20,507	24,195
Accrued and other liabilities	3,365	2,826
Deferred revenue, current portion	17,148	8,387
Total current liabilities	50,190	51,146
Deferred revenue, long-term	30,879	18,629
Other long-term liabilities	2,455	2,826
Total liabilities	83,524	72,601

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2016 and December 31, 2015; 56,475,135 and 56,359,515 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	57	57
Additional paid-in capital	1,092,450	1,076,791
Accumulated deficit	(771,615)	(649,302)
Accumulated other comprehensive income/(loss)	93	(150)
Total stockholders’ equity	320,985	427,396
Noncontrolling interest (Development Partner)	2,927	2,927
Total stockholders' equity	323,912	430,323
Total liabilities and stockholders’ equity	$407,436	$502,924

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

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Collaboration and license revenue	$4,231	$2,385	$12,489	$4,744
Operating expenses:
Research and development	44,823	52,300	103,636	92,158
Selling, general and administrative	17,044	8,912	31,795	17,917
Total operating expenses	61,867	61,212	135,431	110,075
Loss from operations	(57,636)	(58,827)	(122,942)	(105,331)
Interest and other income (expense), net	297	498	629	89
Net loss	(57,339)	(58,329)	(122,313)	(105,242)
Net loss attributable to noncontrolling interest (Development Partner)	—	—	—	—
Net loss attributable to Portola	$(57,339)	$(58,329)	$(122,313)	$(105,242)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(1.02)	$(1.12)	$(2.17)	$(2.07)
Shares used to compute net loss per share attributable to Portola common stockholders:
Basic and diluted	56,399,535	52,147,146	56,434,644	50,844,697

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(57,339)	$(58,329)	$(122,313)	$(105,242)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	27	(21)	243	148
Comprehensive loss	(57,312)	(58,350)	(122,070)	(105,094)
Comprehensive loss attributable to noncontrolling interest ( Development Partner)	—	—	—	—
Total comprehensive loss attributable to Portola	$(57,312)	$(58,350)	$(122,070)	$(105,094)

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(122,313)	$(105,242)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	926	629
Amortization of premium on investment securities	759	1,803
Stock-based compensation expense	14,691	9,931
Gain on retirement of equipment	—	(11)
Changes in operating assets and liabilities:
Receivables from collaborators	—	57
Prepaid research and development	(5,502)	(11,185)
Prepaid expenses and other current assets	(2,204)	965
Prepaid and other long-term assets	(4,025)	1,702
Accounts payable	(5,443)	(1,341)
Accrued compensation and employee benefits	(824)	(538)
Accrued research and development	(3,688)	9,718
Accrued and other liabilities	777	808
Deferred revenue	22,011	(4,744)
Other long-term liabilities	(371)	1,533
Net cash used in operating activities	(105,206)	(95,915)

Investing activities
Purchases of property and equipment	(1,803)	(2,555)
Decrease in restricted cash (Development Partner)	196	—
Proceeds from sales of equipment	—	11
Purchases of investments	(155,436)	(167,652)
Proceeds from maturities of investments	214,378	162,099
Net cash provided by (used in) investing activities	57,335	(8,097)

Financing activities
Proceeds from public offering of common stock, net of underwriters discount	—	108,772
Payment of public offering cost	(242)	(358)
Proceeds from issuance of common stock pursuant to equity award plans	972	6,995
Net cash provided by financing activities	730	115,409

Net (decrease) increase in cash and cash equivalents	(47,141)	11,397
Cash and cash equivalents at beginning of period	186,488	57,514
Cash and cash equivalents at end of period	$139,347	$68,911

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

2. Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of Portola and its wholly-owned subsidiaries and a Development Partner that is a variable interest entity (a “VIE”) for which Portola is deemed, under applicable accounting guidance, to be the primary beneficiary as of June 30, 2016. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

(Unaudited)

Our determination about whether we should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation event.

In-process Research and Development Asset

In-process research and development asset relates to our consolidated VIE and is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If the project is completed, which generally occurs if and when regulatory approval to market a product is obtained, the carrying value of the related intangible asset is amortized as a part of cost of product revenues over the remaining estimated life of the asset beginning in the period in which the project is completed. If the asset becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. In-process research and development asset is tested for impairment on an annual basis, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Please refer to Note 7, “Asset Acquisition and License Agreements,” for further information.

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

Collaboration Customer Concentration

Collaboration customers who accounted for 10% or more of total collaboration and license revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Daiichi Sankyo, Inc.	31%	48%	37%	48%
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	19%	34%	33%	34%
Bristol-Myers Squibb Company and Pfizer Inc.	41%	16%	24%	16%

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued FASB ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for a company’s ability to record credit losses based on not yet meeting the “probable” threshold. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact of our pending adoption of this standard on our condensed consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing. This ASU addresses certain implementation issues that have surfaced since the issuance of ASU No. 2014-09 in May 2014. The ASU provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, if required. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and applies to annual and interim periods thereafter. We are evaluating the impact that the adoption of ASU 2014-15 will have on our condensed consolidated financial statements.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following table sets forth the fair value of our financial assets, allocated into Level 1, Level 2 and Level 3, that were measured on a recurring basis (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$32,579	$—	$—	$32,579
Corporate notes and commercial paper	—	194,158	—	194,158
U.S. government agency securities	—	110,646	—	110,646
Total financial assets	$32,579	$304,804	$—	$337,383

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$22,074	$—	$—	$22,074
Corporate notes and commercial paper	—	242,033	—	242,033
U.S. government agency securities	—	180,876	—	180,876
Total financial assets	$22,074	$422,909	$—	$444,983

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

There were no transfers between Level 1 and Level 2 during the periods presented.

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	June 30, 2016				December 31, 2015
				Estimated				Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Money market funds	$32,579	$—	$—	$32,579	$22,074	$—	$—	$22,074
Corporate notes and commercial paper	194,141	19	(2)	194,158	242,089	3	(59)	242,033
U.S. government agency securities	110,570	78	(2)	110,646	180,970	1	(95)	180,876
	$337,290	$97	$(4)	$337,383	$445,133	$4	$(154)	$444,983
Classified as:
Cash equivalents				$123,168				$171,310
Short-term investments				214,215				257,713
Long-term investments				—				15,960
Total cash equivalents and investments				$337,383				$444,983

At June 30, 2016, the remaining contractual maturities of available-for-sale securities were less than one year and at December 31, 2015 the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized losses on available-for-sale securities for the periods presented.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

5. Collaboration and License Agreements

Summary of Collaboration-Related Revenue

We have recognized revenue from our collaboration and license agreements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Daiichi Sankyo	$1,297	$1,142	$4,681	$2,271
Bayer and Janssen	807	807	4,115	1,606
BMS and Pfizer	1,733	384	2,987	763
Bayer	394	—	654	—
Lee’s Pharmaceutical	—	52	52	104
Total collaboration and license revenue	$4,231	$2,385	$12,489	$4,744

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

During the three and six months ended June 30, 2015, we recognized $261,000 and $519,000, in collaboration revenue associated with the contingent and non-contingent elements of this arrangement. There was no deferred revenue balance under this agreement as of June 30, 2016.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and the payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. For the three and six months ended June 30, 2016, we recognized $0 and $2.5 million in collaboration revenue associated with achievement of a milestone. As of June 30, 2016, $2.5 million had been recognized as collaboration revenue for these milestones. Amounts for the contingent payment not considered to be a substantive milestone will be deferred when received and recognized as collaboration revenue on a straight-line basis over the remaining performance period. All remaining contingent payments remained eligible for achievement as of June 30, 2016.

During the three and six months ended June 30, 2016 and 2015, we recognized $882,000, $ 4.3 million, $881,000  and $1.8 million in collaboration revenue including milestone payment under this agreement, respectively. The deferred revenue balance under this agreement as of June 30, 2016 was $8.0 million.

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

We have determined that the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverable and payment term within the agreement are commensurate with our performance to achieve the milestones after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestones are achieved and collectability is reasonably assured. As of June 30, 2016, no amounts had been recognized as collaboration revenue for any of these milestones and the contingent payments remain eligible for achievement as of June 30, 2016.

During the three and six months ended June 30, 2016 we recognized $415,000 and $420,000 in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of June 30, 2016 was $4.6 million.

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

(Unaudited)

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

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and the payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. For the three and six months ended June 30, 2016, we recognized $0 and $2.5 million in collaboration revenue associated with achievement of a milestone, respectively. As of June 30, 2016, $2.5 million had been recognized as collaboration revenue for these milestones. The contingent payment of $3.0 million, not considered to be a substantive milestone, was received in the third quarter of 2014 and is being recognized as collaboration revenue on a straight-line basis over the estimated performance period through the first quarter of 2018. All remaining contingent payments remained eligible for achievement as of June 30, 2016.

During the three and six months ended June 30, 2016 and 2015, we recognized $807,000, $ 4.1 million, $807,000 and $1.6 million in collaboration revenue including milestone payment under this agreement, respectively. The deferred revenue balance under this agreement as of June 30, 2016 was $5.7 million.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

We have determined that the future contingent payment meets the definition of a milestone and that such milestone is substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of the milestone will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of June 30, 2016, no amounts had been recognized as collaboration revenue for any of this milestone and the contingent payment remains eligible for achievement as of June 30, 2016.

During the three and six months ended June 30, 2016 we recognized $394,000 and $654,000 in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of June 30, 2016 was $4.3 million.

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

The contingent milestone payments under the January 2014 agreement are not considered substantive because a portion may be refunded upon certain events. The non-contingent portion of the milestone payment will be recognized as collaboration revenue on a straight-line basis over the estimated period of performance, which is now through the first quarter of 2018. The contingent portion of the milestone payments will be recognized if and when the refundable nature of these amounts lapses based upon the achievement of specified regulatory and/or clinical events. For the three and six months ended June 30, 2016, we received two contingent milestone payments totaling $750,000 and $3.5 million related to the achievement of one of these milestones. The non-contingent portion of these milestones is being recognized in collaboration revenue on a straight-line basis over the estimated remaining period of performance and the contingent portion of these milestones are included in deferred revenue, long term in the condensed consolidated balance sheet. Two of the contingent payments totaling $4.0 million remain eligible for achievement as of June 30, 2016.

During the three and six months ended June 30, 2016 and 2015, we recognized $551,000, $1.0 million, $384,000 and 763,000 in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of June 30, 2016 was $12.4 million.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

We concluded that the January 2014 and February 2016 agreements should each be accounted for as standalone agreements. We identified the following non-cancellable performance deliverables under the February 2016 agreement: 1) grant of intellectual property license, 2) the obligation to provide research and development services, 3) the obligation to manufacture and provide clinical supply of andexanet alfa, and 4) the obligation to participate in various committees. The February 2016 agreement also contains an obligation to manufacture and provide commercial supply of andexanet alfa which we concluded was a contingent deliverable because andexanet alfa is not yet a commercially approved product and is currently subject to additional clinical studies prior to commercial approval in Japan.  We considered the provisions of the multiple-elements arrangement guidance and determined that none of the deliverables have standalone value because of our required expertise associated with the manufacturing process of andexanet alfa and the interdependency of the remaining deliverables on the clinical supply of andexanet alfa.

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

We have determined that the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of the milestone will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of June 30, 2016, no amounts had been recognized as collaboration revenue for any of these milestones and all the contingent payments remain eligible for achievement as of June 30, 2016.

During the three and six months ended June 30, 2016 we recognized $1.2 million and $ 2.0 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of June 30, 2016 was $13.0 million.

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

All costs we incur in connection with this agreement will be recognized as research and development expenses. During the three and six months ended June 30, 2016, we incurred $334,000 and $439,000 of costs related to this agreement, respectively.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

6. Purchase Commitments

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

As of June 30, 2016, we have not provided financial, or other, support to CMC Biologics that was not previously contractually required. The upfront and reservation payment of $14.6 million is recorded as $9.6 million in prepaid and other long-term assets and $3.3 million in prepaid research and development in the condensed consolidated balance sheet, net of amortization as of June 30, 2016. The unamortized payments made for purchases of batches of $ 8.3 million are recorded in prepaid research and development in the condensed consolidated balance sheet as of June 30, 2016. These assets represent our maximum exposure to loss under this agreement at June 30, 2016. The upfront payment will be charged to research and development expense, prior to regulatory approval of andexanet alfa, as services are rendered or batches are delivered. Also, we have recorded an accrual for services rendered by CMC Biologics of $552,000 in accrued research and development in the condensed consolidated balance sheet as of June 30, 2016. We are currently not able to quantify the exposure to losses associated with the fixed pricing terms of this agreement.

Betrixaban Manufacturing Agreement

In April 2016, we entered into a Manufacturing Agreement (“the Hovione Agreement”) with Hovione, Limited, (“Hovione”), pursuant to which Hovione will manufacture active pharmaceutical ingredient (“API”) for betrixaban at commercial scale and perform process validation during the term of the agreement.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Pursuant to the Hovione Agreement, we have made advance payments of $16.2 million recorded as $10.2 million in prepaid research and development and $6.0 million in prepaid and other long-term assets, and will make   up to $24.0 million of additional payments throughout the term of the Hovione Agreement ending June 2018. The additional payments can be cancelled with notice being provided by dates indicated in the Hovione Agreement. Further, if the regulatory approval timeline for betrixaban is delayed for regulatory reasons, there is no cancellation right, however the timing of manufacturing and payments under the Hovione Agreement will be adjusted up to one year to align with such new regulatory approval timeline. The Hovione Agreement may be early terminated by either party for the other party’s uncured material breach or insolvency. Also, we may terminate the Hovione Agreement if the FDA does not approve betrixaban or the regulatory application for betrixaban with the FDA is withdrawn by us or the FDA.

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

At the inception of the agreement, the identifiable assets, assumed liabilities and non-controlling interest of the Development Partner were recorded at their estimated fair value upon the initial consolidation of the Development Partner, including the in-process research and development intangible asset. We estimated the fair value of these indefinite lived intangible assets to be $3.2 million and the noncontrolling interest to be $2.9 million. The fair value was estimated using present-value models on potential contingent milestones and royalty payments, based on assumptions regarding the probability of achieving the development milestones, estimate of time to develop the drug candidate, estimates of future cash flows from potential product sales and assumptions regarding the appropriate discount rate.

As of June 30, 2016, we have not provided financial or other support to the Development Partner that was not previously contracted or required. We recorded the Development Partner’s $145,000 of cash as restricted cash because (a) we do not have any interest in or control over Development Partner's cash and (b) the agreement does not provide for these assets to be used for the development of the intellectual property assets developed pursuant to this agreement. Also, as we are funding the development effort since inception of the arrangement, we have not allocated any net loss to the noncontrolling interest.

8. Stock Based Compensation

In January 2013, our Board of Directors adopted our 2013 Equity Incentive Plan (the “2013 Plan”), which became effective upon of the closing of our initial public offering in May 2013. On January 1, 2016, the number of shares available for issuance under the 2013 Plan automatically increased by a number of shares equal to 5% of the total common stock outstanding at December 31, 2015. As of June 30, 2016 there were 12,205,425 shares reserved under the 2013 Plan for the future issuance of equity awards.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Stock Options

The following table summarizes stock option activity under our 2013 Plan and related information during the six months ended June 30, 2016:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Options	Price Per Share
Balance at December 31, 2015	4,731,483	$24.19
Options granted	1,465,086	$29.82
Options exercised	(16,330)	$14.23
Options canceled	(210,869)	$28.59
Balance at June 30, 2016	5,969,370	$25.44

Performance stock options (“PSOs”)

In May 2016, the Compensation Committee of our Board of Directors approved the commencement of granting performance stock option awards  to our executive and senior officers. PSOs represent a contingent right to purchase our Common Stock upon achievement of specified conditions. The PSOs granted in May 2016 will vest upon the achievement of certain regulatory and manufacturing goals related to our lead programs. As of June 30, 2016, there was $3.1 million of unrecognized compensation costs related to these PSOs, which is expected to be recognized over an estimated weighted-average period of 1.7 years.

The following table summarizes PSO activity under our 2013 Plan and related information during the six months ended June 30, 2016:

Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Options	Price Per Share
Balance at December 31, 2015	—	$—
Options granted	271,122	$23.76
Options exercised	—	$—
Options canceled	—	$—
Balance at June 30, 2016	271,122	$23.76

The estimated grant date fair values of the employee stock options were calculated using the Black Scholes valuation model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate
Stock options	1.01% - 1.53%	1.85%	1.01% - 1.67%	1.70%
Performance stock options	1.34% - 1.50%	—	1.34% - 1.50%	—
Expected life
Stock options	5.0 years - 6.1 years	6.0 years	5.0 years - 7.0 years	6.0 years
Performance stock options	5.4 years - 6.4 years	—	5.4 years - 6.4 years	—
Expected volatility
Stock options	64% to 66%	64%	62% - 67%	65%
Performance stock options	65% to 66%	—	65% to 66%	—
Dividend yield
Stock options	—	—	—	—
Performance stock options	—	—	—	—

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Restricted stock units (“RSUs”)

In January 2015, the Compensation Committee of our Board of Directors approved the commencement of granting restricted stock units, to our employees. RSUs are share awards that entitle the holder to receive freely tradable shares of our Common Stock upon vesting.

The following table summarizes RSU activity, under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average grant date
	RSUs	fair value per share
Balance at December 31, 2015	167,750	$30.86
RSUs granted	495,806	$28.01
RSUs released	(55,195)	$30.88
RSUs canceled	(22,372)	$30.62
Balance at June 30, 2016	585,989	$28.46

Performance stock units (“PSUs”)

In January 2015, the Compensation Committee of our Board of Directors approved the commencement of granting performance stock units, to our employees. PSUs are share awards that entitle the holder to receive freely tradable shares of our Common Stock upon achievement of specified conditions. In January 2016, the Compensation Committee of our Board of Directors approved a program to award up to 102,906 PSUs to the management team based on the achievement of certain commercial and regulatory goals related to andexanet alfa and betrixaban, respectively. As of June 30, 2016, there was $3.4 million of unrecognized compensation costs related to these PSUs, which is expected to be recognized over an estimated weighted-average period of 1.2 years.

The following table summarizes PSU activity, under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average grant date
	PSU's	fair value per share
Balance at December 31, 2015	205,261	$29.33
PSUs granted	102,906	33.49
PSUs released	(13,170)	50.00
PSUs canceled	(4,241)	48.31
Balance at June 30, 2016	290,756	29.59

 The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$3,066	$2,542	$6,096	$4,751
Selling, general and administrative	4,556	2,216	8,595	5,180
Total stock-based compensation	$7,622	$4,758	$14,691	$9,931

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

The following common stock equivalent shares were excluded from the computation of diluted net loss per share attributable to Common Stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options to purchase common stock	5,969,370	4,796,918	5,969,370	4,796,918
Performance stock options	271,122	—	271,122	—
Common stock warrants	1,500	1,500	1,500	1,500
Restricted stock units	585,989	173,575	585,989	173,575
Performance stock units	290,756	165,000	290,756	165,000
Employee stock purchase plan	25,457	9,492	25,457	9,492

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

Our late stage development programs address significant unmet medical needs in the area of thrombosis, or blood clots. Betrixaban, a U.S. Food and Drug Administration, or FDA,-designated Fast-Track novel oral once-daily inhibitor of Factor Xa, is being developed for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, or VTE, in acute medically ill patients for 35 days of in-hospital and post-discharge use. Currently, there is no anticoagulant approved for extended duration VTE prophylaxis in the acute medically ill population. We completed enrollment of 7,513 patients in the fourth quarter of 2015 and in May 2016 reported data from our APEX study which evaluated the superiority of extended-duration anticoagulation with oral betrixaban compared with standard of care anticoagulation with injectable enoxaparin for the prevention of venous thromboembolism (VTE), or blood clots, in acute medically ill patients. These are patients who are hospitalized for serious common medical conditions, such as heart failure, stroke, infection and pulmonary disease. The primary efficacy and safety analysis for APEX consisted of three pre-specified patient groups of increasing sample size: Cohort 1 - patients with elevated D-dimer levels (62% of the overall study population), Cohort 2 - patients with elevated D-dimer levels or age ≥75 years (91% of the overall study population), and the overall study population. By protocol definition, primary efficacy analysis testing of Cohort 1 was done first and required a p-value of 0.05 or less in order to test Cohort 2, which in turn required a p-value of 0.05 or less in order to test the overall study population. Cohort 1 achieved a p-value of 0.054, which did not meet the threshold. Cohort 2 and the overall study population achieved p-values of 0.029 and 0.006, respectively. There was no statistical difference in major bleeding between the betrixaban and enoxaparin arms in any of these three patient groups. The number of fatal bleeds was balanced between the two arms, and the number of intracranial hemorrhages was numerically lower in the betrixaban arm. Positive net clinical benefit with betrixaban was observed.  We intend to pursue an approval pathway with the FDA based on efficacy and safety data we believe was demonstrated by the study as a whole. Subject to the outcome of our discussions with the FDA, our intent is to submit a NDA to the FDA followed by a Marketing Authorization Application (or MAA) with the European Agency this year.

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

Our third product candidate, cerdulatinib, is an orally available dual kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and Janus kinases, or JAK, enzymes that regulate important signaling pathways. Cerdulatinib is being developed for hematologic, or blood, cancers and inflammatory disorders. We are currently conducting a Phase 2a proof-of-concept study for cerdulatinib in patients with non-Hodgkin’s lymphoma, or NHL, or chronic lymphocytic leukemia, or CLL, who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations. In the Phase 1 dose escalation portion of the study, we have reached the maximum tolerated dose and expect have initiated patient enrollment in the Phase 2a study.

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

The following table summarizes the sources of our collaboration and license revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Daiichi Sankyo	$1,297	$1,142	$4,681	$2,271
Bayer and Janssen	807	807	4,115	1,606
BMS and Pfizer	1,733	384	2,987	763
Bayer	394	—	654	—
Lee’s Pharmaceutical	—	52	52	104
Total collaboration and license revenue	$4,231	$2,385	$12,489	$4,744

Research and development expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates, as well as discovery and development of clinical candidates pursuant to our collaboration agreements. We recognize all research and development costs as they are incurred. Our research and development expenses may increase or decrease by amounts we may pay or receive under various cost-sharing provisions of our collaboration and license agreements.

Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods are received or services are rendered. We expect our research and development expenses to decrease in the future as we shift our operations from late stage clinical development toward commercialization. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the size and duration of late stage clinical trials as compared to earlier clinical trials and preclinical development. Further, upon FDA approval of andexanet alfa in the United States, which is expected in 2016, a substantial portion of our manufacturing costs will be capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold. Expenses incurred for setting up additional manufacturing facilities may be categorized as research and development expense or as manufacturing start-up costs, a component of operating expenses, based on the significance of the process changes and enhancements at the additional manufacturing facility. The timing and amount of expenses incurred will depend upon FDA approval and the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, start-up manufacturing and supply chain costs and any costs associated with the advancement of our preclinical programs. The following table summarizes our research and development expenses incurred by product candidate:

	Phase of	Three Months Ended June 30,		Six Months Ended June 30,
	Development	2016	2015	2016	2015
		(in thousands)		(in thousands)
Product candidate		(unaudited)		(unaudited)
Betrixaban	Phase 3	$10,794	$20,584	$26,228	$38,982
Andexanet alfa	Phase 2/3/4	30,552	28,251	70,893	46,650
Cerdulatinib	Phase 1/2a	2,186	2,822	4,548	5,678
Syk selective inhibitor	Pre-clinical	68	52	88	94
Other research and development expenses(1)		1,223	591	1,879	754
Total research and development expenses(2)		$44,823	$52,300	$103,636	$92,158

(1)	Amounts in all periods include costs for other potential product candidates.
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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2016 , as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016.

Results of operations

Comparison of the three and six months ended June 30, 2016 and 2015

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Increase	% Increase	2016	2015	Increase /	% Increase /
	(in thousands, except percentages)
Collaboration and license revenue	$4,231	$2,385	$1,846	77%	$12,489	$4,744	$7,745	163%

The increase in collaboration and license revenue during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was mainly due to the increase in revenue from our three collaboration and license agreements entered into in the first quarter of 2016 to develop and commercialize andexanet alfa in Japan, resulting in an increase in revenue of $2.0 million. These increases were partially offset by a decrease of $258,000 in revenue associated with our Daiichi Sankyo Phase 2 agreement that was completed in the fourth quarter of 2015.

The increase in collaboration and license revenue during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was mainly due to $2.5 million received upon achievement of a certain milestone from the Bayer and Janssen Phase 3 agreement and $2.5 million received upon achievement of a certain milestone from the Daiichi Sankyo Phase 3 agreement.  In the first quarter of 2016, we entered into three collaboration and license agreements with our collaboration partners to develop and commercialize andexanet alfa in Japan, resulting in an increase in revenue of $3.0 million. These increases were partially offset by a decrease of $519,000 in revenue associated with our Daiichi Sankyo Phase 2 agreement that was completed in the fourth quarter of 2015.

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

Research and development expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Decrease	% Decrease	2016	2015	Increase	% Increase
	(in thousands, except percentages)
Research and development expenses	$44,823	$52,300	$(7,477)	(14%)	$103,636	$92,158	$11,478	12%

The decrease in research and development expenses during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was due to a decrease of $9.8 million in development costs related to betrixaban due to completion of APEX clinical trial enrollment in the fourth quarter of 2015 and $0.6 million related to cerdulatinib, which was primarily attributable to toxicity studies and manufacturing activities that were completed in the first quarter of 2015, offset by an increase of $2.3 million to advance andexanet alfa, and $0.6 million to support early research programs.

The increase in research and development expenses during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due to increased program costs of $24.2  million to advance andexanet alfa, and $1.1 million  to support early research programs, offset by a decrease of $12.8  million in development costs related to betrixaban due to completion of APEX clinical trial enrollment in the fourth quarter of 2015 and $1.1 million related to cerdulatinib, which was primarily attributable to toxicity studies and manufacturing activities that were completed in the first quarter of 2015.

We expect our research and development expenses to be similar or slightly higher as we continue to advance our product candidates through clinical development, regulatory and prepare for commercialization. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs.

Selling, general and administrative expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Increase	% Increase	2016	2015	Increase	% Increase
	(in thousands, except percentages)
Selling, general and administrative expenses	$17,044	$8,912	$8,132	91%	$31,795	$17,917	$13,878	77%

The increase in selling, general and administrative expenses during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily related to increased headcount-related costs of $4.0 million, including an increase in stock-based compensation expense of $2.5 million, increased commercial launch preparation activities of $3.7 million, and increased costs associated with professional and accounting fees of $0.4 million.

The increase in selling, general and administrative expenses during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily related to increased headcount-related costs of $7.8 million, including an increase in stock-based compensation expense of $3.9 million, increased commercial launch preparation activities and business development related costs of $5.6 million, and increased costs associated with professional and accounting fees of $0.4 million.

We expect selling, general and administrative expenses to continue to increase as we continue to support our growing business and prepare for commercialization.

Interest and other income (expense), net

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Decrease	% Decrease	2016	2015	Increase	% Increase
	(in thousands, except percentages)
Interest and other income(expense), net	$297	$498	$(201)	40%	$629	$89	$540	607%

The decrease in interest and other income (expense), net during the three months ended June 30, 2016  compared to the three months ended June 30, 2015 was a result of fluctuations in the Euro and Pound sterling compared to the U.S. dollar and its impact on services we purchase from vendors denominated in foreign currencies. We incurred foreign exchange losses of $244,000 in the second quarter of 2016 compared to the foreign exchange gain of $154,000 in the same quarter of 2015. The decrease was partially off-set by an increase in interest income of $209,000 due to higher investment balances during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

The increase in interest and other income (expense), net during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to an increase in interest income of $434,000 due to higher investment balances in 2016 Also, we incurred foreign exchange losses of $446,000 in the six months ended June 30, 2016 compared to $565,000 in the same period of 2015 as a result of fluctuations in the Euro and Pound sterling compared to the U.S. dollar and its impact on services we purchase from vendors denominated in foreign currencies.

Liquidity and capital resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the sale of equity securities and payments received from our collaboration partners. Our expenditures are primarily related to research and development activities which include clinical trial costs, manufacturing costs and commercial preparation costs. At June 30, 2016, we had available cash, cash equivalents and investments of $353.6 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Since inception, in connection with our agreements with Novartis, Merck, Biogen Idec, BMS and Pfizer, Bayer and Janssen, Bayer, Lee’s and Daiichi, we have received payments in the aggregate amount of $256.7 million, as initial upfront payments, contingent consideration and a milestone payments of which $7.9 million are subject to a 50% refund provision, pursuant to our Phase 3 clinical collaboration agreement with BMS and Pfizer.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,		Increase /	% Increase /
	2016	2015	(Decrease)	(Decrease)
	(in thousands, except percentages)
Cash used in operating activities	$(105,206)	$(95,915)	$9,291	10%
Cash provided by investing activities	$57,335	$(8,097)	$65,432	808%
Cash provided by financing activities	$730	$115,409	$(114,679)	(99%)
Net increase (decrease) in cash	$(47,141)	$11,397	$(58,538)	514%

Cash used in operating activities

Cash used in operating activities was $105.2 million for the six months ended June 30, 2016, compared to cash used of $95.9 million for the same period in 2015. Operating cash flows can differ from our condensed consolidated net loss as a result of differences in the timing of cash receipts and non-cash charges.

Cash used in operating activities for the six months ended June 30, 2016 related primarily to our $122.3 million of operating expenses for the period, excluding non-cash expenses for stock based compensation, depreciation and amortization of investment securities premium totaling to $16.4 million. Our operating expenses were largely attributable to the continued development of our late stage programs. Cash used in operating activities was partially offset by receipts of $20.0 million in upfront payments from collaboration arrangements executed during the first quarter of 2016 and $5.0 million in cash receipts following achievement of milestones from existing collaboration arrangements.

Cash used in operating activities was $95.9 million for the six months ended June 30, 2015 reflecting a net loss of $105.2 million, which was decreased by non-cash charges of $9.9 million for stock-based compensation, $1.8 million for amortization of premium on investments and $0.6 million for depreciation and amortization. Cash used in operating activities also reflected a decrease in net operating assets of $3.0 million primarily due to an increase in prepaid research and development of $11.2 million primarily reflecting clinical trial and manufacturing upfront fees, a decrease in deferred revenue of $4.7 million due to the recognition of collaboration revenue earned from our collaboration agreements and a decrease in accrued compensation and employee benefits of $0.5 million due to 2014 bonuses that were paid in the first quarter of 2015. Cash used in operating activities also reflected an increase in accrued research and development of $9.7 million due to increased research and development and clinical study related costs and an increase in other long-term liabilities of $1.5 million due to higher deferred rent following the lease renewal for our corporate headquarters in South San Francisco.

  Cash provided by investing activities

Cash provided by investing activities was $57.3 million for the six months ended June 30, 2016 , compared to $8.1 million cash used for the same period in 2015.

Cash provided by investing activities for the six months ended June 30, 2016 was primarily related to proceeds from maturities of investments of $214.4 million, partially offset by purchases of investments of $155.4 million and fixed assets purchases of $1.8 million.

Cash used in investing activities of $8.1 million for the six months ended June 30, 2015 was primarily related to proceeds from maturities of investments of $162.1 million, partially offset by purchases of investments of $167.7 million and capital equipment purchases of $2.5 million.

 Cash provided by financing activities

Cash provided by financing activities was $0.7 million for the six months ended June 30, 2016 , compared to $115.4 million cash provided for the same period in 2015.

Cash provided by financing activities of $0.7 million for the six months ended June 30, 2016  was related to proceeds from purchases under our Employee Stock Purchase Plan of $0.7 million and proceeds from the exercise of stock options of $0.2 million, partially offset by payments of deferred offering costs of $0.2 million relating to the December 2015 public offering.

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

  Contractual obligations

During the six months ended June 30, 2016 there were no material changes outside the ordinary course of business in our specified contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

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

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2016 , we had cash, cash equivalents and investments of $353.6 million consisting of cash and liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development, manufacturing, regulatory and commercialization activities with vendors in Europe. Beginning in 2012, we have utilized foreign currency forward contracts to mitigate our exposure to foreign currency gains and losses. The balance of forward contracts was zero at June 30, 2016. We made payments in the aggregate amount of €0.9 million and €5.0 million to our European vendors during the six months ended June 30, 3016 and 2015 , respectively. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the six months ended June 30, 3016 , the effect of the exposure to these fluctuations in foreign exchange rates was not material.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016 . Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2016 , our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and selling, general and administrative expenses related to our operations. We expect to incur substantial and increasing losses as we continue to develop and commercialize our product candidates. As of June 30, 2016, we had an accumulated deficit of approximately $771.6 million.

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

*We will need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, reduce or suspend our research and development programs and other operations or commercialization efforts. Raising additional capital may subject us to unfavorable terms, cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates and technologies.

We are advancing multiple product candidates through the research and clinical development process. The completion of the development and the preparation for commercialization of our product candidates will continue to require substantial funds. As of June 30, 2016, we had $353.6 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

If we raise additional capital through financing, marketing and distribution arrangements or other collaborations, strategic alliances, licensing or other financial arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies, research and development programs or commercialization efforts.

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

*The results from our APEX clinical trial may cause betrixaban regulatory approval to be delayed, more costly or not be obtained at all.

The outcome of development activities, regulatory approval and commercialization of betrixaban will have a substantial impact on our business. In May 2016, we announced data from our Phase 3 APEX clinical trial of betrixaban, which evaluated extended-duration anticoagulation with oral betrixaban as compared with standard of care anticoagulation with injectable enoxaparin for the prevention of VTE in acute medically ill patients.

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

*If serious adverse side effects are identified during the development of any of our product candidates, we may need to abandon our development of that product candidate.

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

While no serious adverse side effects have been observed in our completed healthy patient studies with andexanet alfa, there is a risk that adverse side effects could be observed through our ANNEXA-4 patient study results, additional clinical experience or repeat doses. Some protein-based biologics have encountered problems with immunogenicity, that is, their tendency to trigger an unwanted immune response against themselves. To date, no neutralizing antibodies against andexanet alfa or antibodies to FX or FXa have been detected; however there is still a risk that such antibodies could be identified through our ANNEXA-4 patient study results, additional clinical experience or from repeat doses. In addition, there is a risk that reversing the anticoagulant activity of Factor Xa inhibitors in patients requiring anticoagulation could be associated with thrombotic events.  Patients being treated with FXa inhibitor therapy have underlying disease states that predispose them to thromboembolic events.  Reversing Factor Xa inhibitor therapy exposes patients to the thrombotic risk of their underlying disease.

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

Two of our competitors’ clinical trials evaluating Factor Xa inhibitors for VTE prophylaxis in acute medically ill patients have failed. The MAGELLAN trial sponsored by Bayer Pharma AG, or Bayer, and Janssen Pharmaceuticals, Inc., or Janssen, which evaluated rivaroxaban, demonstrated efficacy but failed to demonstrate an acceptable benefit to risk profile due to increased bleeding. The ADOPT trial sponsored by Bristol-Myers Squibb Company, which evaluated apixaban, showed a reduction in VTE events, but failed to demonstrate statistically significant efficacy and also showed an increase in bleeding. Betrixaban, like rivaroxaban and apixaban, may fail in clinical trials if we are unable to demonstrate to the satisfaction of the FDA a statistically significant level of efficacy.

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

We do not own facilities for clinical-scale or commercial manufacturing of our product candidates and we rely on third-party suppliers to manufacture each of our product candidates. For example, we have contracted with CMC Biologics to expand its production capacity of andexanet alfa bulk drug substance to support our potential U.S. commercial launch, and we have engaged Lonza to develop a new, higher-capacity and lower cost process for andexanet alfa bulk drug substance in order to support our broader, worldwide commercialization strategy. We have entered into a manufacturing agreement with Hovione Limited for the manufacture of betrixaban and will likely rely on this manufacturing organization to supply betrixaban for commercial launch. We also rely or expect to rely on other third party providers for drug substance manufacturing, packaging, labeling and supply chain distribution. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug supply necessary for our clinical and commercial needs, or if any single source supplier terminates the agreement in response to a breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product candidate until a qualified alternative supplier is identified, which could also significantly delay the development of, and impair our ability to commercialize, our product candidates.

The manufacture of pharmaceutical products in compliance with the FDA’s current good manufacturing practices, or cGMPs, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality assurance, including stability of the product candidate and quality control testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide the drug supply necessary for our clinical studies and commercial needs would be jeopardized. Any delay or interruption in the supply of clinical study materials could delay the completion of our clinical studies, increase the costs associated with maintaining our clinical study programs and, depending upon the period of delay, require us to commence new studies at significant additional expense or terminate the studies completely.

All manufacturers of our product candidates must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacturing, packaging or testing of products. We have limited control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay or interruption of clinical studies, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or adversely affect our reputation.

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

We may enter into additional collaboration agreements with third parties with respect to our product candidates for the commercialization of the candidates outside the U.S., or for other purposes. For example, we have out-licensed development and commercial rights to andexanet alfa in Japan. In addition, depending on our capital requirements, development and commercialization costs, need for additional therapeutic expertise and other factors, it is possible that we will enter into broader development and commercialization arrangements with respect to our product candidates. Our likely collaborators for any distribution, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA and non-U.S. regulatory authorities. Any regulatory approval that we or our collaboration partners receive for our product candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. In addition, if the FDA or non-U.S. regulatory authorities approve any of our product candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion, price reporting, aggregate spend or “sunshine” reporting and recordkeeping for our products. In addition, manufacturers of our drug products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. Pharmaceutical distribution channels are also subject to increasing levels of regulatory oversight which increases our compliance obligations. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or elsewhere within the supply chain, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing.

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

•	the Drug Quality and Security Act which requires manufacturers and other distribution parties to create systems to trace certain prescription drugs as they are distributed in the United States; and
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

Based, in part, on a review of SEC filings, we believe that our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own a significant percentage of our outstanding shares of common stock, based on shares of common stock outstanding as of June 30, 2016. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our executive officers are parties to agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $3.8 million for severance and other benefits and acceleration of vesting of equity awards with a value of approximately $7.9 million as of June 30, 2016, based on the closing price of our common stock of $23.6 on such date in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of equity awards could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

PORTOLA PHARMACEUTICALS, INC.

August 9, 2016	By:	/s/ William Lis
William Lis
Chief Executive Officer

August 9, 2016	By:	/s/ Mardi C. Dier
Mardi C. Dier
Chief Financial Officer

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.3	Third Amended and Restated Investor Rights Agreement, dated as of November 11, 2011, by and among Portola Pharmaceuticals, Inc., and certain of its stockholders.	S-1	333-187901	10.6	4/12/2013

4.4	Warrant to Purchase Shares of Series A Preferred Stock by and between the registrant and General Electric Capital Corporation, dated January 21, 2005.	10-Q	001-35935	4.4	11/06/2013

4.6	Warrant to Purchase Shares of Series B Preferred Stock by and between Portola Pharmaceuticals, Inc., and Comerica Incorporated, dated September 29, 2006.	10-Q	001-35935	4.6	11/06/2013

4.7	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006.	10-Q	001-35935	4.7	11/06/2013

4.8	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and HCP Life Science Assets TRS, LLC, dated December 15, 2006.	10-Q	001-35935	4.8	11/06/2013

4.9	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and Bristow Investments, L.P., dated December 15, 2006.	10-Q	001-35935	4.9	11/06/2013

10.28+*	Form of Stock Option Grant Notice for Non-Employees —2013 Equity Incentive Plan.

10.29+*	Form of Performance Stock Option Grant Notice —2013 Equity Incentive Plan.

10.30+*	Form of Restricted Stock Unit Award Grant Notice and Award Agreement for Directors—2013 Equity Incentive Plan.

10.31+*	Form of Restricted Stock Unit Award Grant Notice for Officers —2013 Equity Incentive Plan.

10.32+*	Form of Performance Stock Unit Award Grant Notice —2013 Equity Incentive Plan.

10.33+*	Market Based Performance Stock Unit Award Grant Notice—2013 Equity Incentive Plan.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

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