Form 10-Q
period 2016-09-30
PORTOLA PHARMACEUTICALS INC
filed 2016-11-07
CIK 1269021

2,500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 56,543,918.

PORTOLA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$98,661	$186,488
Short-term investments	175,936	257,713
Restricted cash (SRX Cardio)	1,930	341
Receivables from collaborators	5,000	1,000
Prepaid research and development	15,575	16,976
Prepaid expenses and other current assets	4,596	3,059
Total current assets	301,698	465,577
Property and equipment, net	6,384	6,243
Intangible asset	3,151	3,151
Long-term investments	—	15,960
Prepaid and other long-term assets	6,316	11,993
Total assets	$317,549	$502,924

Liabilities and stockholders’equity
Current liabilities:
Accounts payable	$8,993	$10,279
Accrued compensation and employee benefits	3,517	5,459
Accrued research and development	15,433	24,195
Accrued and other liabilities	2,339	2,826
Deferred revenue, current portion	17,148	8,387
Total current liabilities	47,430	51,146
Deferred revenue, long-term	26,557	18,629
Other long-term liabilities	2,261	2,826
Total liabilities	76,248	72,601

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized at September 30, 2016 and December 31, 2015; 56,543,428 and 56,359,515 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	57	57
Additional paid-in capital	1,100,924	1,076,791
Accumulated deficit	(864,504)	(649,302)
Accumulated other comprehensive income/(loss)	44	(150)
Total stockholders’ equity	236,521	427,396
Noncontrolling interest (SRX Cardio)	4,780	2,927
Total stockholders' equity	241,301	430,323
Total liabilities and stockholders’ equity	$317,549	$502,924

Amounts include the assets and liabilities of SRX Cardio, LLC, a consolidated variable interest entity (“VIE”). Portola's interests and obligations with respect to the VIE's assets and liabilities are limited to those accorded to Portola in its agreement with the VIE. See Note 7, “Asset Acquisition and License Agreements,” to these condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Collaboration and license revenue	$9,322	$2,912	$21,811	$7,656
Operating expenses:
Research and development	87,209	48,405	190,822	140,563
Selling, general and administrative	13,556	10,071	45,374	27,987
Total operating expenses	100,765	58,476	236,196	168,550
Loss from operations	(91,443)	(55,564)	(214,385)	(160,894)
Interest and other income, net	407	406	1,036	495
Net loss	(91,036)	(55,158)	(213,349)	(160,399)
Net income attributable to noncontrolling interest (SRX Cardio)	(1,853)	—	(1,853)	—
Net loss attributable to Portola	$(92,889)	$(55,158)	$(215,202)	$(160,399)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(1.64)	$(1.05)	$(3.81)	$(3.12)
Shares used to compute net loss per share attributable to Portola common stockholders:
Basic and diluted	56,508,426	52,576,005	56,459,418	51,428,117

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(91,036)	$(55,158)	$(213,349)	$(160,399)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	(49)	111	194	259
Comprehensive loss	(91,085)	(55,047)	(213,155)	(160,140)
Comprehensive income attributable to noncontrolling interest (SRX Cardio)	(1,853)	—	(1,853)	—
Total comprehensive loss attributable to Portola	$(92,938)	$(55,047)	$(215,008)	$(160,140)

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(213,349)	$(160,399)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,423	942
Amortization of premium on investment securities	962	2,548
Stock-based compensation expense	22,464	16,032
Gain on retirement of equipment	—	(11)
Changes in operating assets and liabilities:
Receivables from collaborators	(4,000)	57
Prepaid research and development	1,401	(17,753)
Prepaid expenses and other current assets	(1,537)	3,000
Prepaid and other long-term assets	5,677	2,625
Accounts payable	(1,286)	(5,332)
Accrued compensation and employee benefits	(1,942)	383
Accrued research and development	(8,762)	11,197
Accrued and other liabilities	(249)	2,276
Deferred revenue	16,689	(7,154)
Other long-term liabilities	(565)	1,522
Net cash used in operating activities	(183,074)	(150,067)

Investing activities
Purchases of property and equipment	(1,564)	(3,150)
Increase in restricted cash (SRX Cardio)	(1,589)	—
Proceeds from sales of equipment	—	11
Purchases of investments	(197,650)	(187,166)
Proceeds from maturities of investments	294,619	241,422
Net cash provided by investing activities	93,816	51,117

Financing activities
Proceeds from public offering of common stock, net of underwriters discount	—	108,772
Payment of public offering cost	(242)	(358)
Proceeds from issuance of common stock pursuant to equity award plans	1,673	10,744
Net cash provided by financing activities	1,431	119,158

Net (decrease) increase in cash and cash equivalents	(87,827)	20,208
Cash and cash equivalents at beginning of period	186,488	57,514
Cash and cash equivalents at end of period	$98,661	$77,722

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Portola Pharmaceuticals, Inc.® (the “Company” or “we” or “our” or “us”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic diseases and inflammation for patients who currently have limited or no approved treatment options. We were incorporated in September 2003 in Delaware. Our headquarters and operations are located in South San Francisco, California and we operate in one segment.

Our two late stage development programs address significant unmet medical needs in the area of thrombosis, or blood clots. Our lead compound, betrixaban, is a U.S. Food and Drug Administration, or FDA, designated Fast-Track novel oral once-daily inhibitor of Factor Xa. Our second compound, andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a Factor Xa inhibitor. Our third compound, cerdulatinib, is being developed for hematologic, or blood, cancers and inflammatory disorders. Cerdulatinib is an orally available dual kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and janus kinases, or JAK, enzymes that regulate important signaling pathways. We also have an early stage program of highly selective Syk inhibitors, one of which is partnered with Ora, Inc., or Ora, and another early stage program to develop a drug in the field of hypercholesterolemia.

2. Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of Portola and its wholly-owned subsidiaries and a Development Partner that is a variable interest entity (a “VIE”) for which Portola is deemed, under applicable accounting guidance, to be the primary beneficiary as of September 30, 2016. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Collaboration Customer Concentration

Collaboration customers who accounted for 10% or more of total collaboration and license revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Daiichi Sankyo, Inc.	41%	40%	39%	45%
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	36%	45%	34%	38%
Bristol-Myers Squibb Company and Pfizer Inc.	19%	13%	22%	15%

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

(Unaudited)

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

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, Income Taxes (topic 740), to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The amendment is intended for entities to recognize the current and deferred income taxes for an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this Update do not include new disclosure requirements,

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which adds and/or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU clarifies the revenue recognition implementation guidance for preparers on certain aspects of principal versus agent consideration. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and for interim periods therein. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact of our pending adoption of this standard on our condensed consolidated financial statements.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

3. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amounts of certain of our financial instruments, including cash and cash equivalents, restricted cash, short-term investments, receivables from collaborations, prepaid research and development,  prepaid expenses and other current assets accounts payable, accrued research and development, accrued compensation and employee benefits, accrued and other liabilities and deferred revenue, approximate their fair value due to their short maturities. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. The Company’s noncontrolling interest includes the fair value of the contingent milestone and royalty payments, which is valued based on Level 3 inputs.  Please refer to Note 7, "Asset Acquisition and License Agreements," for further information.

The following table sets forth the fair value of our financial assets, allocated into Level 1, Level 2 and Level 3, that were measured on a recurring basis (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$3,003	$—	$—	$3,003
Corporate notes and commercial paper	—	162,819	—	162,819
U.S. government agency securities	—	77,236	—	77,236
Total financial assets	$3,003	$240,055	$—	$243,058

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$22,074	$—	$—	$22,074
Corporate notes and commercial paper	—	242,033	—	242,033
U.S. government agency securities	—	180,876	—	180,876
Total financial assets	$22,074	$422,909	$—	$444,983

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	September 30, 2016				December 31, 2015
				Estimated				Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Money market funds	$3,003	$—	$—	$3,003	$22,074	$—	$—	$22,074
Corporate notes and commercial paper	162,822	6	(9)	162,819	242,089	3	(59)	242,033
U.S. government agency securities	77,189	47	—	77,236	180,970	1	(95)	180,876
	$243,014	$53	$(9)	$243,058	$445,133	$4	$(154)	$444,983
Classified as:
Cash equivalents				$67,122				$171,310
Short-term investments				175,936				257,713
Long-term investments				—				15,960
Total cash equivalents and investments				$243,058				$444,983

At September 30, 2016, the remaining contractual maturities of available-for-sale securities were less than one year and at December 31, 2015 the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized losses on available-for-sale securities for the periods presented.

5. Collaboration and License Agreements

Summary of Collaboration-Related Revenue

We have recognized revenue from our collaboration and license agreements as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
BMS and Pfizer	$1,798	$388	$4,785	$1,152
Daiichi Sankyo	3,810	1,154	8,491	3,424
Bayer and Janssen	3,316	1,316	7,431	2,922
Bayer	398	—	1,052	—
Lee’s Pharmaceutical	—	54	52	158
Total collaboration and license revenue	$9,322	$2,912	$21,811	$7,656

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

We identified the following non-cancellable performance deliverables under the January 2014 agreement: 1) the obligation to provide research and development services, which include manufacturing and supplying andexanet alfa and providing various reports, 2) the obligation to provide regulatory approval services, and 3) the obligation to participate in the JCC. We considered the provisions of the multiple-elements arrangement guidance and determined that none of the deliverables have standalone value; all of these obligations will be delivered throughout the estimated period of performance and will be accounted for as a single unit of accounting. The non-contingent upfront consideration under this agreement of $6.5 million is being recognized as collaboration revenue on a straight-line basis over the estimated period of performance. In the third quarter of 2014, we revised the remaining estimated period of performance from the first quarter of 2017 to the first quarter of 2018 to reflect a modification to our clinical development and regulatory plans. The contingent upfront consideration of $6.5 million will be recognized if and when the refundable nature of these amounts lapses based upon the achievement of specified regulatory and/or clinical events.

The contingent milestone payments under the January 2014 agreement are not considered substantive because a portion may be refunded upon certain events. The non-contingent portion of the milestone payment will be recognized as collaboration revenue on a straight-line basis over the estimated period of performance, which is now through the first quarter of 2018. The contingent portion of the milestone payments will be recognized if and when the refundable nature of these amounts lapse based upon the achievement of specified regulatory and/or clinical events. During the three months ended September 30, 2016, we received no payments. During the nine months ended September 30, 2016, we received two contingent milestone payments totaling $3.5 million related to the achievement of two of these milestones. The non-contingent portion of these milestones is being recognized in collaboration revenue on a straight-line basis over the estimated remaining period of performance and the contingent portion of these milestones are included in deferred revenue, long term in the condensed consolidated balance sheet. One of the contingent payments totaling $3.0 million remained eligible for achievement as of September 30, 2016.

During the three and nine months ended September 30, 2016 and 2015, we recognized $603,000 and $1.6 million and $388,000 and $1.2 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of September 30, 2016 was $11.8 million.

In February 2016, we entered into a collaboration and license agreement with BMS and Pfizer whereby BMS and Pfizer obtained exclusive rights to develop and commercialize andexanet alfa in Japan. BMS and Pfizer are responsible for all development, regulatory and commercial activities in Japan and we will reimburse BMS and Pfizer for expenses they incur for research and development activities specific to Factor Xa inhibitors other than apixaban. Pursuant to this agreement, we are obligated to provide certain research and development activities outside of Japan, provide clinical drug supply and related manufacturing services and to participate on various committees in exchange for a non-refundable upfront fee of $15.0 million. We are also eligible to receive, contingent payments totaling up to $20.0 million which may be earned upon achievement of certain regulatory events and up to $70.0 million which may be earned upon achievement of specified annual net sales volumes in Japan. We are also entitled to receive royalties ranging from 5% to15% on net sales of andexanet alfa in Japan.

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

We evaluated the timing of delivery for each of the deliverables and concluded that our obligation to participate on the various committees would be the last delivered element under the arrangement and therefore would be the basis for revenue recognition for the combined unit of accounting. The total upfront consideration under this agreement is being recognized as collaboration revenue on a straight-line basis over the estimated performance period through the first quarter of 2019.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

We have determined that the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of the milestone will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of September 30, 2016, no amounts had been recognized as collaboration revenue for any of these milestones and all the contingent payments remained eligible for achievement as of September 30, 2016.

During the three and nine months ended September 30, 2016 we recognized $1.2 million and $3.2 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of September 30, 2016 was $11.8 million.

Daiichi Sankyo, Inc. (“Daiichi Sankyo”)

In June 2013, we entered into an agreement with Daiichi Sankyo to include subjects dosed with edoxaban, their Factor Xa inhibitor product, in one of our Phase 2 proof-of-concept studies of andexanet alfa. We are responsible for the cost of conducting this clinical study. Under the terms of the agreement, Daiichi Sankyo provided us with an upfront fee of $6.0 million, $3.0 million of which was subject to refund if Daiichi Sankyo decided to terminate the agreement. We are obligated to participate in a JCC with Daiichi Sankyo to oversee the collaboration activities under the agreement.

We identified the following performance deliverables under the agreement: 1) the obligation to provide research and development services, which includes supplying andexanet alfa and providing a final written report, and 2) the obligation to participate in the JCC.

We considered the provisions of the multiple-element arrangement guidance and accounted for the research and development services and our participation in the JCC as a single unit of accounting. We originally estimated the non-contingent consideration under this agreement of $3.0 million would be recorded as collaboration revenue on a straight-line basis over the estimated non-contingent performance period through the second quarter of 2014. In December 2013, the JCC agreed to forego certain preclinical studies that were planned in the original study design at the inception of the agreement. As a result of this change, we updated our non-contingent performance period to be through the first quarter of 2014.The recognition of contingent consideration under this agreement of $3.0 million commenced upon resolution of the contingency in the first quarter of 2014 and was recognized as collaboration revenue through the fourth quarter of 2015.

During the three and nine months ended September 30, 2015, we recognized $264,000 and $782,000, in collaboration revenue associated with the contingent and non-contingent elements of this arrangement. There was no deferred revenue balance under this agreement as of September 30, 2016.

In July 2014, we entered into an agreement with Daiichi Sankyo to study the safety and efficacy of andexanet alfa as a reversal agent to their oral Factor Xa inhibitor, edoxaban, in our Phase 3 and Phase 4 studies. We are responsible for the cost of conducting these clinical studies. Pursuant to our agreement with Daiichi Sankyo we are obligated to provide research, development and regulatory services and to participate in a JCC in exchange for an upfront nonrefundable fee of $15.0 million, up to two contingent payments totaling $5.0 million which are payable upon the initiation of our Phase 3 study and achievement of certain events associated with scaling up our manufacturing process to support a commercial launch, and up to four payments totaling $20.0 million payable upon acceptance of filing and regulatory approval of andexanet alfa as a reversal agent to edoxaban by the FDA and European Medicines Agency (“EMA”).

We identified the following non-cancellable performance deliverables under the agreement: 1) the obligation to provide research and development services, which include manufacturing and supplying andexanet alfa and providing various reports, 2) the obligation to provide regulatory approval services, and 3) the obligation to participate in the JCC. We considered the provisions of the multiple-element arrangement guidance and determined that none of the deliverables had standalone value, all of these obligations will be delivered throughout the estimated period of performance and will be accounted as a single unit of accounting. The total upfront consideration under this agreement is being recognized as collaboration revenue on a straight-line basis over the estimated performance period through the third quarter of 2018.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and the payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. For the three and nine months ended September 30, 2016, we recognized $2.5 million and $5.0 million in collaboration revenue associated with achievement of  milestones, respectively. Amounts for the contingent payment not considered to be a substantive milestone will be deferred when received and recognized as collaboration revenue on a straight-line basis over the remaining performance period. All remaining contingent payments remained eligible for achievement as of September 30, 2016.

During the three and nine months ended September 30, 2016 and 2015, we recognized $3.4 million and $7.7 million and $890,000  and $2.6 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of September 30, 2016 was $7.1 million.

In March 2016, we entered into an agreement with Daiichi Sankyo to perform an ethnic sensitivity study (“ESS-Study”) of Japanese ethnicity, perform any further studies requested by the Japanese regulatory authorities and to deliver services in connection with our collaboration agreement to commercialize andexanet alfa in Japan with BMS and Pfizer. Daiichi Sankyo will reimburse us for 33% of our costs and expenses incurred to conduct the ESS-Study and between 33% and 100% of costs and expenses we incur for other studies that involve edoxaban under the terms of the arrangement.

Pursuant to our agreement with Daiichi Sankyo, we are obligated to provide research and development services, clinical drug supply and related manufacturing services, regulatory approval services and to participate in a JCC in exchange for an upfront nonrefundable fee of $5.0 million. We are eligible to receive, up to two contingent payments totaling $10.0 million payable upon the initial and final regulatory approval for andexanet alfa as a reversal agent to edoxaban in Japan. The $10.0 million contingent payments will be reduced to $7.0 million if the Japanese regulatory approval is attained based only upon the ESS-study results.

We concluded that the July 2014 and March 2016 agreements should each be accounted for as standalone agreements. We identified the following non-cancellable performance deliverables under the March 2016 agreement: 1) the obligation to provide research and development services 2) the obligation to provide regulatory approval services, 3) the obligation to manufacture and provide clinical supply of andexanet alfa, and 4) the obligation to participate in the JCC. We considered the provisions of the multiple-element arrangement guidance and determined that none of the deliverables have standalone value and accordingly will be accounted for as a single unit of accounting. The total upfront consideration received under this agreement is being recognized as collaboration revenue on a straight-line basis over the estimated performance period associated with our participation in the JCC through the first quarter of 2019.

We have determined that the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverable and payment term within the agreement are commensurate with our performance to achieve the milestones after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestones are achieved and collectability is reasonably assured. As of September 30, 2016, no amounts had been recognized as collaboration revenue for any of these milestones and the contingent payments remained eligible for achievement as of September 30, 2016.

During the three and nine months ended September 30, 2016 we recognized $410,000 and $840,000 in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of September 30, 2016 was $4.2 million.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

We identified the following performance deliverables under the agreement: 1) the obligation to provide research and development services, which includes supplying andexanet alfa and providing a final written report, and 2) the obligation to participate in a JCC. We considered the provisions of the multiple-element arrangement guidance and determined that that none of the deliverables had standalone value and therefore they were accounted for as a single unit of accounting. The total upfront consideration under this agreement was recognized as collaboration revenue on a straight-line basis over the estimated performance period through the fourth quarter of 2014 and $500,000 was recognized in the third quarter of 2015 following the delivery of the final written study report of our Phase 2 proof-of-concept studies of andexanet alfa.

In January 2014, we entered into a three-way agreement with Bayer and Janssen to study the safety and efficacy of andexanet alfa as a reversal agent to their oral Factor Xa inhibitor, rivaroxaban, in our Phase 3 studies. We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with Bayer and Janssen we are obligated to provide research, development and regulatory services and to participate in a JCC in exchange for an upfront nonrefundable fee of $10.0 million. We are also eligible to receive, up to three contingent payments totaling $7.0 million payable upon achievement of certain events associated with scaling up our manufacturing process to support a commercial launch, and up to three payments totaling $8.0 million payable upon initiation of our Phase 3 study and regulatory approval of andexanet alfa as a reversal agent to rivaroxaban by the FDA and EMA.

We identified the following non-cancellable performance deliverables under the agreement: 1) the obligation to provide research and development services, which include manufacturing and supplying andexanet alfa and providing various reports, 2) the obligation to provide regulatory approval services, and 3) the obligation to participate in the JCC. We considered the provisions of the multiple-element arrangement guidance and determined that none of the deliverables have standalone value; all of these obligations will be delivered throughout the estimated period of performance and accounted for as a single unit of accounting. The total upfront consideration under this agreement is being recognized as collaboration revenue on a straight-line basis over the estimated period of performance period. In the third quarter of 2014 we updated our estimated period of performance from the first quarter of 2017 to the first quarter of 2018 to reflect a modification to our clinical development and regulatory plans.

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and the payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. For the three and nine months ended September 30, 2016, we recognized $2.5 million and $5.0 million in collaboration revenue associated with achievement of a milestone, respectively. The contingent payment of $3.0 million, not considered to be a substantive milestone, was received in the third quarter of 2014 and is being recognized as collaboration revenue on a straight-line basis over the estimated performance period through the first quarter of 2018. All remaining contingent payments remained eligible for achievement as of September 30, 2016.

During the three and nine months ended September 30, 2016 and 2015, we recognized $3.3 million and $7.4 million and $816,000 and $2.4 million in collaboration revenue including milestone payment under this agreement, respectively. The deferred revenue balance under this agreement as of September 30, 2016 was $4.9 million.

Bayer Pharma, AG (“Bayer”)

In February 2016, we entered into an agreement with Bayer to perform an ESS-Study of Japanese ethnicity, perform any further studies requested by the Japanese regulatory authorities and to deliver services, in connection with our collaboration agreement to commercialize andexanet alfa in Japan with BMS and Pfizer. Bayer will reimburse us 33% of our costs and expenses incurred to conduct the ESS-Study and between 33% and 100% of costs and expenses we incur for other studies that involve rivaroxaban under the terms of the arrangement.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

We concluded that the January 2014 agreement with Bayer and Janssen and February 2016 agreement with Bayer should each be accounted for as standalone agreements. We identified the following non-cancellable performance deliverables under the February  2016 agreement: 1) the obligation to provide research and development services 2) the obligation to provide regulatory approval services, 3) the obligation to manufacture and provide clinical supply of andexanet alfa, and 4) the obligation to participate in the JCC. We considered the provisions of the multiple-element arrangement guidance and determined that none of the deliverables had standalone value, all of these obligations will be delivered throughout the estimated period of performance and accounted for as a single unit of accounting. The total upfront consideration under this agreement is being recognized as collaboration revenue on a straight-line basis over the estimated performance period through the first quarter of 2019.

We have determined that the future contingent payment meets the definition of a milestone and that such milestone is substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of the milestone will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of September 30, 2016, no amounts had been recognized as collaboration revenue for any of this milestone and the contingent payment remained eligible for achievement as of September 30, 2016.

During the three and nine months ended September 30, 2016we recognized $398,000 and $1.1 million in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of September 30, 2016 was $3.9 million.

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

All costs we incur in connection with this agreement will be recognized as research and development expenses. During the three and nine months ended September 30, 2016, we incurred $28,000 and $467,000 of costs related to this agreement, respectively.

6. Purchase Commitments

Commercial Supply Agreement

In July 2014, we entered into an agreement with CMC ICOS Biologics, Inc. (“CMC Biologics”), a subsidiary of CMC Biologics S.à.r.l., a privately-held contract manufacturing organization, pursuant to which CMC Biologics will manufacture clinical and commercial supply of andexanet alfa.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Under the agreement, we are required to purchase an aggregate fixed number of batches of andexanet alfa from CMC Biologics beginning in 2015 through 2021. The fixed commitment to purchase batches is divided between two manufacturing lines at CMC Biologics: (i) the 2,500 liter manufacturing line which has been used since inception of the program to supply clinical drug product, referred to as “Line A/B”; and (ii) the 6x2,000 liter manufacturing line referred to as “Line C” which was intended to satisfy the drug product requirements of our initial commercial launch. Total batch commitments under the agreement can be increased or decreased based on the achievement of milestones relating to the regulatory approval process for andexanet alfa, expansion of existing manufacturing capacity and operational qualification of CMC Biologics’ manufacturing facilities. We made an upfront payment to CMC Biologics in the amount of $10.0 million in July 2014 and a reservation payment to CMC Biologics of $4.6 million in November 2014. Both payments were intended to be credited against our future purchases of batches under the agreement.

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

In February 2016, we filed a Biologics License Application (“BLA”) based on the Line A/B manufacturing process.  On August 17 2016, we received a Complete Response Letter, or CRL from the FDA that focused primarily on Line A/B manufacturing.  Since the amount of drug substance yielded by Line A/B will support only a limited launch, our intent was to seek approval for Line C subsequent to the approval of Line A/B in an effort to bridge the supply gap until the commercial scale generation 2 process manufactured at Lonza was approved. Given the time and effort required to address the deficiencies raised in the CRL and re-submit the BLA, we made the corporate decision to suspend manufacturing activities on Line C in order to focus on getting AndexXa approved using Line A/B and then transition commercial manufacturing to generation 2 as quickly as possible.

Given the uncertainty about whether we will consume the services originally contracted regarding Line C, we can no longer assert recoverability of the carrying amounts of the (i) unamortized upfront and reservation payments of $12.3 million recorded as $8.9 million in prepaid and other long-term assets and $3.4 million in prepaid research and development; (ii) unamortized payments made for the purchase of batches of $13.3 million recorded in prepaid research and development; nor (iii) other miscellaneous receivables of $1.7 million recorded in prepaid and other current assets. Accordingly, we have recorded a charge of $27.3 million in research and development expense in our condensed consolidated statement of operations for the period ended September 30, 2016.

Under the consolidation guidance, we determined that CMC Biologics is and continues to be a VIE, but that we are not CMC Biologics’ primary beneficiary and therefore consolidation of CMC Biologics by us is not required.

As of September 30, 2016, we have not provided financial or other support to CMC Biologics that was not previously contractually required. We have recorded $1.3 million of prepaid and other current assets, $352,000 of prepaid research and development, $367,000 of accounts payable and $1.8 million of accrued research and development in the condensed consolidated balance sheet as of September 30, 2016. These assets represent our maximum exposure to loss under this agreement at September 30, 2016.We are currently not able to quantify our total exposure to losses associated with the fixed pricing terms of this agreement and the potential losses associated with our inability to resolve manufacturing issues with CMC.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Betrixaban Manufacturing Agreement

In April 2016, we entered into a Manufacturing Agreement (“the Hovione Agreement”) with Hovione, Limited, (“Hovione”), pursuant to which Hovione will manufacture active pharmaceutical ingredient (“API”) for betrixaban at commercial scale and perform process validation during the term of the agreement.

Pursuant to the Hovione Agreement, as amended in September 2016, we have made advance payments of $18.7 million recorded as $12.7 million in prepaid research and development and $6.0 million in prepaid and other long-term assets, and will make up to $24.1 million of additional cancellable payments throughout the term of the Hovione Agreement ending June 2018. The additional payments can be cancelled with notice being provided by dates indicated in the Hovione Agreement. Further, if the regulatory approval timeline for betrixaban is delayed for regulatory reasons, there is no cancellation right, however the timing of manufacturing and payments under the Hovione Agreement will be adjusted up to one year to align with such new regulatory approval timeline. The Hovione Agreement may be early terminated by either party for the other party’s uncured material breach or insolvency. Also, we may terminate the Hovione Agreement if the FDA does not approve betrixaban or the regulatory application for betrixaban with the FDA is withdrawn by us or the FDA.

7. Asset Acquisition and License Agreements

Agreement with Early Development Stage Company, SRX Cardio, LLC

In December 2015, we entered into an option agreement with SRX Cardio, LLC (“SRX Cardio”) to explore a novel approach to develop a drug in the field of hypercholesterolemia. This agreement provided us an option to enter into an exclusive license agreement as well as responsibility to lead and fund the development effort during the option period.

In September 2016, we exercised our right to enter into an exclusive license agreement. Pursuant to the terms of the agreement, we made an upfront payment of $2.2 million to acquire the license and are obligated to pay up to $152.5 million in research and development milestones and royalties in the range of 2% to 6% of net sales. We may terminate the license agreement upon 90 days notice for convenience and the agreement may also be terminated by either party for a material breach by the other party.

We determined that SRX Cardio is and continues to be a variable interest entity and that we hold a variable interest in SRX Cardio’s intellectual property assets and the related potential future product candidates these assets may produce. Due to the absence of other significant development programs at SRX Cardio, we concluded that the variable interest was in the entity as a whole. Given the stage of development, we concluded that SRX Cardio is not considered a business as they lack the processes required to generate outputs.

We concluded that the responsibilities assigned to us under the option agreement and as continued via the exclusive license agreement provided us control over those activities most significant to SRX Cardio, and therefore we are considered to be the primary beneficiary of SRX Cardio. Accordingly, SRX Cardio is subject to consolidation and we have consolidated the financial statements of SRX Cardio since inception of the agreement on December 1, 2015 by (a) eliminating all intercompany balances and transactions; and (b) allocating loss attributable to the noncontrolling interest in SRX Cardio to net loss attributable to noncontrolling interest in our consolidated statement of operations and reflecting noncontrolling interest on our consolidated balance sheet. Our interest in SRX Cardio is limited to the development of the intellectual property asset. The upfront payments of $500,000 and $2.2 million and the obligation to fund the development plan represent our maximum exposure to loss under the agreement. We did not acquire any equity interest in SRX Cardio, any interest in SRX Cardio's cash and cash equivalents or any control over their activities that do not relate to the exclusive license agreement. SRX Cardio does not have any right to the Company's assets except as provided in the exclusive license agreement.

At the inception of the agreement, the identifiable assets, assumed liabilities and non-controlling interest of SRX Cardio were recorded at their estimated fair value upon the initial consolidation of SRX Cardio, including the in-process research and development intangible asset. We estimated the fair value of these indefinite lived intangible assets to be $3.2 million and the noncontrolling interest to be $2.9 million. The fair value was estimated using present-value models on potential contingent milestones and royalty payments, based on assumptions regarding the probability of achieving the development milestones, estimate of time to develop the drug candidate, estimates of future cash flows from potential product sales and assumptions regarding the appropriate discount rate. There were no material changes to the amounts recorded upon execution of the license agreement. We will evaluate the fair value of contingent milestones and royalties payments at each reporting period.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

As of September 30, 2016, we have not provided financial or other support to SRX Cardio that was not previously contracted or required. We recorded SRX Cardio’s $1.9 million of cash as restricted cash because (a) we do not have any interest in or control over SRX Cardio's cash and (b) the agreement does not provide for these assets to be used for the development of the intellectual property assets developed pursuant to this agreement. We recorded $1.9 million as net income attributable to noncontrolling interest (SRX Cardio) on our condensed consolidated statements of operations, reflecting SRX Cardio’s net income for the reporting period. The net loss attributable to noncontrolling interest is adjusted for changes in fair value of contingent milestone and royalty payments on a quarterly basis. Should the development program make substantive advancement, we expect to record increases in the fair value of the contingent milestone and royalty payments with a corresponding increase to net loss or decrease to net income attributable to Portola.

8. Stock Based Compensation

In January 2013, our Board of Directors adopted our 2013 Equity Incentive Plan (the “2013 Plan”), which became effective upon of the closing of our initial public offering in May 2013. On January 1, 2016, the number of shares available for issuance under the 2013 Plan automatically increased by a number of shares equal to 5% of the total common stock outstanding at December 31, 2015. As of September 30, 2016 there were 12,205,425 shares reserved under the 2013 Plan for the future issuance of equity awards.

Stock Options

The following table summarizes stock option activity under our 2013 Plan and related information during the nine months ended September 30, 2016:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Options	Price Per Share
Balance at December 31, 2015	4,731,483	$24.19
Options granted	1,586,286	29.37
Options exercised	(53,255)	7.34
Options canceled	(376,365)	29.66
Balance at September 30, 2016	5,888,149	$25.39

Performance Stock Options (“PSOs”)

In May 2016, the Compensation Committee of our Board of Directors approved the commencement of granting performance stock option awards  to our executive and senior officers. PSOs represent a contingent right to purchase our Common Stock upon achievement of specified conditions. The PSOs granted in May 2016 will vest upon the achievement of certain regulatory and manufacturing goals related to our lead programs. As of September 30, 2016, there was $3.2 million of unrecognized compensation costs related to these PSOs, which could be recognized over an estimated weighted-average period of 1.4 years.

The following table summarizes PSO activity under our 2013 Plan and related information during the nine months ended September 30, 2016:

Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Options	Price Per Share
Balance at December 31, 2015	—	$—
Options granted	271,122	23.76
Options exercised	—	—
Options canceled	—	—
Balance at September 30, 2016	271,122	$23.76

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The estimated grant date fair values of the employee stock options were calculated using the Black Scholes valuation model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate
Stock options	1.03% - 1.33%	1.77%	1.01% - 1.60%	1.65%
Performance stock options	1.34% - 1.50%	—	1.34% - 1.50%	—
Expected life
Stock options	5.0 years - 6.1 years	6.0 years	5.0 years - 6.1 years	6.0 years
Performance stock options	5.4 years - 6.4 years	—	5.4 years - 6.4 years	—
Expected volatility
Stock options	63% to 65%	65%	62% - 66%	65%
Performance stock options	65% to 66%	—	65% to 66%	—
Dividend yield
Stock options	—	—	—	—
Performance stock options	—	—	—	—

Restricted Stock Units (“RSUs”)

In January 2015, the Compensation Committee of our Board of Directors approved the commencement of granting restricted stock units, to our employees. RSUs are share awards that entitle the holder to receive freely tradable shares of our Common Stock upon vesting.

The following table summarizes RSU activity, under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average grant date
	RSUs	fair value per share
Balance at December 31, 2015	167,750	$30.86
RSUs granted	495,806	28.01
RSUs released	(55,195)	30.88
RSUs canceled	(49,284)	30.07
Balance at September 30, 2016	559,077	$28.40

Performance Stock Units (“PSUs”)

In January 2015, the Compensation Committee of our Board of Directors approved the commencement of granting performance stock units to our employees. PSUs are share awards that entitle the holder to receive freely tradable shares of our Common Stock upon achievement of specified conditions. In January 2016, the Compensation Committee of our Board of Directors approved a program to award up to 102,906 PSUs to the management team based on the achievement of certain commercial and regulatory goals related to andexanet alfa and betrixaban, respectively. As of September 30, 2016, there was $3.4 million of unrecognized compensation costs related to these PSUs, which could be recognized over an estimated weighted-average period of 0.9 years.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following table summarizes PSU activity, under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average grant date
	PSUs	fair value per share
Balance at December 31, 2015	205,261	$29.33
PSUs granted	102,906	33.49
PSUs released	(13,170)	50.00
PSUs canceled	(8,945)	49.34
Balance at September 30, 2016	286,052	$29.25

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$3,465	$3,252	$9,561	$8,004
Selling, general and administrative	4,307	2,849	12,903	8,028
Total stock-based compensation	$7,772	$6,101	$22,464	$16,032

9. Net Loss per Share Attributable to Portola Common Stockholders

Basic net loss per share attributable to Portola Common Stockholders has been computed by dividing the net loss attributable to Portola Common Stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share attributable to Portola Common Stockholders is calculated by dividing net loss attributable to Portola Common Stockholders by the weighted average number of shares of Common Stock and potential dilutive securities outstanding during the period.

The following common stock equivalent shares were excluded from the computation of diluted net loss per share attributable to Portola Common Stockholders for the three and nine months ended September 30, 2016 and 2015 because including them would have been anti-dilutive:

	2016	2015
Stock options to purchase common stock	5,888,149	4,712,354
Performance stock options	271,122	—
Common stock warrants	1,500	1,500
Restricted stock units	559,077	191,773
Performance stock units	286,052	165,000
Employee stock purchase plan	10,019	4,327

10. Subsequent Events

In October 2016, we amended our Phase 3 and Phase 4 clinical collaboration agreement with Daiichi Sankyo dated July 2014 to include additional activities and obligations. Under the amended collaboration agreement, we will be responsible to expand our andexanet alfa Phase 4 clinical study to clinical sites in Germany with the highest expected enrollment of edoxaban patients. Daiichi Sankyo will assist us in this expansion by identifying sites and assisting us with communication. We will also be responsible for expanding our operations with third party vendors to support opening of these new sites and ongoing operations. Further, we will be responsible to supply andexanet alfa to these additional sites.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Under the terms of the amendment, we will receive an upfront payment of $15.0 million and are eligible to receive additional clinical milestone payments totaling up to $10.0 million. One of the substantive milestones from the original Phase 3 and Phase 4 clinical collaboration agreement totaling $2.5 million relating to FDA and EMA acceptance of scaled commercial materials has been deleted in its entirety by this amendment. Upon FDA or EMA approval of andexanet alfa, we are obligated to pay a royalty of 1% of net global commercial sales to Daiichi Sankyo until a total aggregate payment of $8.0 million is reached.

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

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic disorders and inflammation for patients who currently have limited or no approved treatment options. We are advancing three programs, including betrixaban, an oral, once-daily Factor Xa inhibitor AndexXa™ (andexanet alfa), a recombinant protein designed to reverse the anticoagulant effect in patients treated with an oral or injectable Factor Xa inhibitor and cerdulatinib, a Syk/JAK inhibitor in development to treat hematologic cancers.

Our late stage development programs address significant unmet medical needs in the area of thrombosis, or blood clots. Betrixaban, a U.S. Food and Drug Administration, or FDA,-designated Fast-Track novel oral once-daily inhibitor of Factor Xa, is being developed for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, or VTE, in acute medically ill patients for 35 days of in-hospital and post-discharge use. Currently, there is no anticoagulant approved for extended duration VTE prophylaxis in the acute medically ill population. These are patients who are hospitalized for serious common medical conditions, such as heart failure, stroke, infection and pulmonary disease. Our pivotal Phase 3 APEX Study enrolled 7,513 patients at more than 450 clinical sites worldwide and assessed the superiority of extended-duration anticoagulation with oral betrixaban for 35 - 42 days compared with standard-duration injectable enoxaparin for 10+4 days in preventing VTE in high-risk acute medically ill patients. In May 2016, we reported data from our APEX study. The primary efficacy and safety analysis for APEX consisted of three pre-specified patient groups of increasing sample size: Cohort 1 - patients with elevated D-dimer levels (62% of the overall study population), Cohort 2 - patients with elevated D-dimer levels or age ≥75 years (91% of the overall study population), and the overall study population. By protocol definition, primary efficacy analysis testing of Cohort 1 was done first and required a p-value of 0.05 or less in order to test Cohort 2, which in turn required a p-value of 0.05 or less in order to test the overall study population. Cohort 1 achieved a p-value of 0.054, which did not meet the threshold. Cohort 2 and the overall study population achieved p-values of 0.029 and 0.006, respectively. There was no statistical difference in major bleeding between the betrixaban and enoxaparin arms in any of these three patient groups. The number of fatal bleeds was balanced between the two arms, and the number of intracranial hemorrhages was numerically lower in the betrixaban arm. Positive net clinical benefit with betrixaban was observed. In October 2016, we submitted a New Drug Application, or NDA, to the FDA seeking approval to market betrixaban. We expect to hear back from the FDA within the standard 60-day time period whether the NDA is acceptable for filing. We also expect to submit a Marketing Authorization Application, or MAA, for approval of betrixaban to the EMA by the end of this year.

Our second lead compound andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a Factor Xa inhibitor. Andexanet alfa has potential indications for patients anticoagulated with a direct or indirect Factor Xa inhibitor when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery or urgent procedures. We have completed Phase 3 registration studies in healthy volunteers and are conducting a Phase 4 confirmatory trial in patients. We filed a Biologics License Application, or BLA, with the FDA in the first quarter of 2016 and a MAA with the European Medicines Agency, or EMA,  in the third quarter of 2016 which has been accepted and is under review by the EMA. Also, we have entered into a collaboration and license agreement with BMS and Pfizer to pursue final regulatory approval and commercialize andexanet alfa in Japan.

On August 17 2016, we received a Complete Response Letter, or CRL, regarding our BLA for andexanet alfa from the FDA. Our BLA was based on clinical drug product from a manufacturing line at CMC Biologics that we have been using since inception of the program, or Line A/B. Since the amount of drug substance yielded by Line A/B will support only a limited launch, we have been developing two commercial scale manufacturing solutions since 2014 in parallel: (i) the generation 1 manufacturing process at CMC on a 6x2,000 liter scale, or Line C; and (ii) the generation 2 manufacturing process at Lonza on a 10,000 liter scale. Our intent was to seek approval for Line C subsequent to the approval of Line A/B in an effort to bridge the supply gap until the generation 2 process at Lonza was approved. Given the time and effort required to address the deficiencies raised in the CRL and re-submit the BLA, however, we made the corporate decision to suspend manufacturing activities on Line C in order to focus on getting AndexXa approved using Line A/B and transitioning commercial manufacturing to generation 2 as quickly as possible.

Our third product candidate, cerdulatinib, is an orally available dual kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and Janus kinases, or JAK, enzymes that regulate important signaling pathways. Cerdulatinib is being developed for hematologic, or blood, cancers and inflammatory disorders. We are currently conducting a Phase 2a proof-of-concept study for cerdulatinib in patients with non-Hodgkin’s lymphoma, or NHL, or chronic lymphocytic leukemia, or CLL, who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations. We are currently enrolling patients in the Phase 2a study evaluating the safety and efficacy of cerdulatinib in patients with relapsed/refractory B-cell malignancies who have failed multiple therapies.

We have a program of highly selective Syk inhibitors, one of which is partnered with Ora Inc., or Ora. We also have entered into an agreement with SRX Cardio LLC, or SRX Cardio, to explore a novel approach to develop a drug in the field of hypercholesterolemia. Based on the terms of the agreement and accounting requirements, we consolidated SRX Cardio in our condensed consolidated financial statements and recognized an intangible asset associated with the in-process research and development and a corresponding non-controlling interest.

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

In the future, we may receive revenue from sale of our products, if approved. We have submitted an MAA for andexanet alfa, NDA for betrixaban, and plan to submit an MAA for betrixaban and re-submit a BLA for andexanet alfa.

The following table summarizes the sources of our collaboration and license revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
BMS and Pfizer	$1,798	$388	$4,785	$1,152
Daiichi Sankyo	3,810	1,154	8,491	3,424
Bayer and Janssen	3,316	1,316	7,431	2,922
Bayer	398	—	1,052	—
Lee’s Pharmaceutical	—	54	52	158
Total collaboration and license revenue	$9,322	$2,912	$21,811	$7,656

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

Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods are received or services are rendered. We expect our research and development expenses to be similar or slightly higher in the future as we continue to advance our late stage thrombosis programs through regulatory approval and prepare for commercialization. Further, upon FDA approval of andexanet alfa and betrixaban in the United States, a substantial portion of our future manufacturing costs will be capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold. Expenses incurred for setting up additional manufacturing facilities may be categorized as research and development expense or as manufacturing start-up costs, a component of operating expenses, based on the significance of the process changes and enhancements at the additional manufacturing facility. The timing and amount of expenses incurred will depend upon FDA approval and the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, start-up manufacturing and supply chain costs and any costs associated with the advancement of our preclinical programs. The following table summarizes our research and development expenses incurred by product candidate:

	Phase of	Three Months Ended September 30,		Nine Months Ended September 30,
	Development	2016	2015	2016	2015
		(in thousands)		(in thousands)
Product candidate		(unaudited)		(unaudited)
Betrixaban	Phase 3	$11,395	$19,878	$37,623	$58,860
Andexanet alfa	Phase 2/3/4	70,949	25,023	$141,842	71,673
Cerdulatinib	Phase 1/2a	3,790	2,671	$8,337	8,349
Syk selective inhibitor	Pre-clinical	55	(1)	$144	93
Other research and development expenses(1)		1,020	833	$2,876	1,589
Total research and development expenses(2)		$87,209	$48,405	$190,822	$140,563

(1)	Amounts in all periods include costs for other potential product candidates.
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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services and sales and marketing expenses related to commercial launch preparation. Personnel costs consist of salaries, benefits and stock-based compensation. We also incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of The NASDAQ Global Select Market, additional insurance expenses, investor relations activities and other administration and professional services. In addition, if any of our product candidates receive regulatory approval for commercial sale, we expect to incur significant expenses associated with the establishment of a hospital-based sales force in the United States and possibly other major markets, as well as commercial infrastructure initiatives including information technology systems, quality and compliance systems, and personnel support for the commercial organization.

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of interest received on our cash, cash equivalents and investments, unrealized gains and losses from the remeasurement of our foreign currency deposits.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016.

Results of operations

Comparison of the three and nine months ended September 30, 2016 and 2015

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Increase	% Increase	2016	2015	Increase /	% Increase /
	(in thousands, except percentages)
Collaboration and license revenue	$9,322	$2,912	$6,410	220%	$21,811	$7,656	$14,155	185%

The increase in collaboration and license revenue during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was due to the achievement of a milestone from the Bayer and Janssen Phase 3 agreement for $2.5 million and an increase in revenue due to the achievement of a milestone from the Daiichi Sankyo Phase 3 agreement of $2.5 million and incremental revenue of $2.0 million from three collaboration and license agreements executed in the first quarter of 2016 to develop and commercialize andexanet alfa in Japan. These increases were partially offset by a decrease of $500,000 in revenue associated with our Bayer and Jansen Phase 2 agreement that was completed in the third quarter of 2015.

The increase in collaboration and license revenue during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was due to the achievement of two milestones from the Bayer and Janssen Phase 3 agreement for $5.0 million, the achievement of two milestones from the Daiichi Sankyo Phase 3 agreement for $5.0 million and incremental revenue of $5.0 million from three collaboration and license agreements executed in the first quarter of 2016 to develop and commercialize andexanet alfa in Japan. These increases were partially offset by a decrease of $782, 000 in revenue associated with our Daiichi Sankyo Phase 2 agreement that was completed in the fourth quarter of 2015.

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

Research and development expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Increase	% Increase	2016	2015	Increase	% Increase
	(in thousands, except percentages)
Research and development expenses	$87,209	$48,405	$38,804	80%	$190,822	$140,563	$50,259	36%

The increase in research and development expenses during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was due to increased program costs of $45.7 million to advance andexanet alfa, of which $27.3 million consisted of a charge of manufacturing expenses we prepaid to CMC Biologics which were intended to be credited against future batch manufacturing costs. This charge was triggered by the current uncertainty regarding future manufacturing operations at CMC Biologics following receipt of the CRL from the FDA. We also recorded a $3.0 million loss contract accrual in connection with our drug product contract manufacturing organization for andexanet alfa triggered by the termination of a manufacturing slot reserved under a purchase order which we no longer expect to use. Andexanet alfa related expenses also increased by $11.3 million to advance our generation 2 manufacturing process at Lonza. Research and development expense also increased by $1.0 million to advance the cerdulatinib program, which was primarily attributable to startup costs for the Phase 2a trial. These increases were offset by a decrease of $8.6 million in development costs related to betrixaban due to the completion of APEX clinical trial enrollment in the fourth quarter of 2015.

The increase in research and development expenses during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was due to increased program costs of $69.9 million to advance andexanet alfa, inclusive of one-time charges noted above, and $1.2 million to support cerdulatinib, offset by a decrease of $21.3  million in development costs related to betrixaban following the completion of our APEX clinical trial enrollment in the fourth quarter of 2015.

We expect our research and development expenses to be similar or slightly higher in the future as we continue to advance our late stage thrombosis programs through regulatory approval and prepare for commercialization. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs.

Selling, general and administrative expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Increase	% Increase	2016	2015	Increase	% Increase
	(in thousands, except percentages)
Selling, general and administrative expenses	$13,556	$10,071	$3,485	35%	$45,374	$27,987	$17,387	62%

The increase in selling, general and administrative expenses during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily related to increased headcount-related costs of $2.4 million, including an increase in stock-based compensation expense of $1.5 million, and increased costs associated with professional and accounting fees of $998,000 million.

The increase in selling, general and administrative expenses during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily related to increased headcount-related costs of $10.2 million, including an increase in stock-based compensation expense of $5.4 million, increased commercial launch preparation activities and business development related costs of $4.9 million, and increased costs associated with professional and accounting fees of $2.1 million.

We expect selling, general and administrative expenses to continue to increase as we continue to support our growing business and prepare for commercialization in 2017.

Interest and other income (expense), net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Increase	% Increase	2016	2015	Increase	% Increase
	(in thousands, except percentages)
Interest and other income, net	$407	$406	$1	(0%)	$1,036	$495	$541	109%

Interest and other income (expense), net during the three months ended September 30, 2016 was consistent with the three months ended September 30, 2015.

The increase in interest and other income (expense), net during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to an increase in interest income of $609,000 due to higher investment balances in 2016. We incurred foreign exchange losses of $536,000 in the nine months ended September 30, 2016 compared to $474,000 in the same period of 2015 as a result of fluctuations in the Euro and British pound sterling compared to the U.S. dollar and its impact on services we purchase from vendors denominated in foreign currencies.

Liquidity and capital resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the sale of equity securities and payments received from our collaboration partners. Our expenditures are primarily related to research and development activities which include clinical trial costs, manufacturing costs and commercial preparation costs. At September 30, 2016, we had available cash, cash equivalents and investments of $274.6 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,		Increase /	% Increase /
	2016	2015	(Decrease)	(Decrease)
	(in thousands, except percentages)
Cash used in operating activities	$(183,074)	$(150,067)	$33,007	22%
Cash provided by investing activities	$93,816	$51,117	$42,699	84%
Cash provided by financing activities	$1,431	$119,158	$(117,727)	(99%)
Net decrease in cash	$(87,827)	$20,208	$(108,035)	(535%)

Cash used in operating activities

Cash used in operating activities was $183.1 million for the nine months ended September 30, 2016, compared to cash used of $150.1 million for the same period in 2015. Operating cash flows can differ from our condensed consolidated net loss as a result of differences in the timing of cash receipts and non-cash charges.

Cash used in operating activities for the nine months ended September 30, 2016 includes payments made to our contract manufacturing organizations for the manufacture of andexanet alfa and betrixaban totaling $73.0 million and $21.1 million, respectively, $95.9 million of disbursements to third party vendors to support routine research and development and selling and general and administrative operations, and $27.2 million in payroll and related employee costs. These cash outflows were offset by cash receipts of $32.7 million primarily due to receipts of $25.0 million in upfront payments from collaboration arrangements executed during the first quarter of 2016 and $5.0 million in cash receipts following achievement of milestones from existing collaboration arrangements.

Cash used in operating activities was $150.1 million for the nine months ended September 30, 2015, reflecting a net loss of $160.4 million, which was decreased by non-cash charges of $16.0 million for stock-based compensation, $2.5 million for amortization of premium on investments and $0.9 million for depreciation and amortization. Cash used in operating activities also reflected a decrease in net operating assets of $9.2 million, primarily due to an increase in prepaid expenses and other current assets of $14.8 million primarily reflecting clinical trial and manufacturing upfront fees, a decrease in deferred revenue of $7.2 million due to the recognition of collaboration revenue earned from our collaboration agreements, and a decrease in accounts payable of $4.5 million. Cash used in operating activities also reflected an increase in accrued and other liabilities of $12.6 million due to increased research and development and clinical study related costs, a decrease in prepaid and other long-term assets of $2.6 million as a portion of our upfront manufacturing batch costs that will be recognized within twelve months, an increase in other long-term liabilities of $1.5 million due to higher deferred rent following the lease renewal for our corporate headquarters in South San Francisco, and an increase in accrued compensation and employee benefits of $0.4 million to support increased headcount.

Cash provided by investing activities

Cash provided by investing activities was $93.8 million for the nine months ended September 30, 2016, compared to $51.1 million of cash used for the same period in 2015.

Cash provided by investing activities for the nine months ended September 30, 2016 was primarily related to proceeds from maturities of investments of $294.6 million, partially offset by purchases of investments of $197.7 million and fixed assets purchases of $1.6 million and an increase in restricted cash of $1.5 million due to an upfront payment to our VIE.

Cash provided by investing activities of $51.2 million for the nine months ended September 30, 2015 was primarily related to proceeds from maturities of investments of $241.4 million, partially offset by purchases of investments of $187.2 million and fixed assets purchases of $3.1 million.

Cash provided by financing activities

Cash provided by financing activities was $1.4 million for the nine months ended September 30, 2016, compared to $119.2 million of cash provided for the same period in 2015.

Cash provided by financing activities of $1.4 million for the nine months ended September 30, 2016  was related to proceeds from purchases under our Employee Stock Purchase Plan of $1.3 million and proceeds from the exercise of stock options of $391,000, pursuant to equity incentive plans partially offset by payments of deferred offering costs of $242,000 relating to the December 2015 public offering.

Cash provided by financing activities of $119.2 million for the nine months ended September 30, 2015 was related to proceeds from a public offering of our common stock of $108.4 million and $10.7 million in proceeds from the issuance of common stock pursuant to equity incentive plans.

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

• the cost, timing and outcomes of regulatory approvals;

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

Off-balance sheet arrangements

On July 1, 2014, we entered into a commercial supply agreement with CMC Biologics, pursuant to which CMC Biologics will manufacture clinical and commercial supply of andexanet alfa and perform pre-validation and validation work on our behalf. Total fixed commitments under the agreement for the purchases of clinical and commercial batches, not taking into account possible price and batch adjustments, are $276.1 million over the life of the agreement from 2016 through 2021. We may terminate the agreement unilaterally if we discontinue the development and commercialization of andexanet alfa for regulatory, safety, efficacy or other commercial reasons, or if the projected market demand or gross margin of andexanet alfa is below a minimum threshold, in which case we will be obligated to pay CMC Biologics a termination payment ranging from between $5.0 million and $30.0 million, depending on the time of termination. See Note 6 in the notes to the unaudited Condensed Consolidated Financial Statements for a more detailed discussion of this agreement.

  Contractual obligations

During the nine months ended September 30, 2016 there were no material changes outside the ordinary course of business in our specified future contractual obligations as disclosed in the “Off-balance sheet arrangements and contractual obligations” section of our “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

On September 2, 2016, we entered into an Exclusive License Agreement with SRX Cardio LLC, or SRX Cardio, pursuant to which we have exclusive right to develop, manufacture and commercialize SRX Cardio’s PCSK9 inhibitors. Pursuant to the agreement, we are obligated to pay up to $152.5 million in research and development milestones and royalties in range of 2% to 6% of net sales. We may terminate the agreement upon 90 days notice for convenience and the exclusive license agreement may also be terminated by either party for a material breach by the other party.

On April 29, 2016, we entered into a Manufacturing Agreement with Hovione, Limited, or Hovione, pursuant to which, as amended in September 2016, Hovione will manufacture active pharmaceutical ingredient, or API, for betrixaban at commercial scale in exchange for aggregate cancellable and non-cancellable payments of $44.0 million. See Note 6 to Condensed Consolidated Financial Statements contained in the “Financial Information” section of this report for a detailed description of the current status.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2016 , we had cash, cash equivalents and investments of $274.6 million consisting of cash and liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development, manufacturing, regulatory and commercialization activities with vendors in Europe. Beginning in 2012, we have utilized foreign currency forward contracts to mitigate our exposure to foreign currency gains and losses. The balance of forward contracts was zero at September 30, 2016. We made payments in the aggregate amount of €9.6 million and €17.6 million to our European vendors during the nine months ended September 30, 3016 and 2015, respectively. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the nine months ended September 30, 3016, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.   RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this report, including our financial statements and notes thereto, before you invest in our common stock. If any of the following risks actually materializes, our operating results, future prospects, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and selling, general and administrative expenses related to our operations. We expect to incur substantial and increasing losses as we continue to develop and commercialize our product candidates. As of September 30, 2016, we had an accumulated deficit of approximately $864.5 million.

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
•

the application of current or future accounting pronouncements or accounting policies which could impact the timing of our recognition of revenues or expenses or changes in the valuation of our assets or liabilities; and

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

We are advancing multiple product candidates through the research and clinical development process. The completion of the development and the preparation for commercialization of our product candidates will continue to require substantial funds. As of September 30, 2016, we had $274.6 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

*Our BLA for andexanet alfa was not approved by the FDA and although we are still pursuing regulatory approval, we will need to address deficiencies raised by the FDA before we can re-submit our BLA.

In August 2016, we received a Complete Response Letter, or CRL, from the FDA regarding our BLA for andexanet alfa. This CRL will delay the commercial launch of andexanet alfa, require us to re-submit our BLA with additional information requested by the FDA, and presents additional risk that andexanet alfa will not be approved by the FDA or other regulatory authorities, including the EMA. In the CRL, the items raised by the FDA primarily relate to the manufacturing process and analytical testing of andexanet alfa. The FDA has also asked us for additional data to support the inclusion of edoxaban and enoxaparin in the label, and indicated it needed to finalize its review of the clinical studies required as post-marketing commitments. We will need to resolve the items identified by the FDA in the CRL and obtain approval of our BLA before we can commercialize and begin to generate revenue from sales of andexanet alfa. We can offer no assurances that we will be able to resolve all items raised in the CRL to the satisfaction of the FDA. As a result, our ability to market, sell, distribute, obtain acceptable reimbursement for, set pricing for, and continue to operate, commercialize or continue the development of andexanet alfa may be further delayed, adversely affected or prevented altogether.

Even if the outstanding items identified in the CRL are resolved to the satisfaction of the FDA, the agency retains the right not to approve the BLA or to require additional information, or to raise additional issues to support regulatory approval of andexanet alfa, which could further delay or prevent its approval or limit the approved indications for andexanet alfa. In addition, either the substance of the items identified by the FDA in the CRL, or the CRL itself, could have an adverse impact on our efforts to obtain marketing authorization for andexanet alfa from the EMA and other regulatory authorities. Also, in response to the CRL, we have suspended our efforts to expand post-approval supply based on an expanded Gen1 manufacturing process on the 6x2,000 liter Line C manufacturing line at CMC Biologics and are focusing our efforts on expanding post approval through our Gen2 manufacturing process at the 10,000 liter scale at Lonza. As a result, even if we obtain commercial marketing approval for andexanet alfa, our ability to market andexanet may be adversely impacted by limited supply or treatment indications.

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

The outcome of preclinical testing and early clinical studies may not be predictive of the success of later clinical studies, and interim results of a clinical study do not necessarily predict final results. For example, the favorable results from our Phase 2 proof-of concept studies of andexanet alfa, evaluating the effect of andexanet alfa in healthy volunteers taking apixaban, rivaroxaban, edoxaban or enoxaparin may not be predictive of success in our Phase 4 study or other later studies, if any. In addition, although part 1 of each of our Phase 3 ANNEXA-A (apixaban) and ANNEXA-R (rivaroxaban) studies demonstrated that, for the primary efficacy endpoint, an intravenous bolus of andexanet alfa immediately and significantly reversed the anticoagulation activity of apixaban and rivaroxaban, and part 2 of each of our ANNEXA-A and ANNEXA-R studies demonstrated that, for all the primary and secondary endpoints, an intravenous bolus of andexanet alfa followed by a continuous two-hour infusion sustained the reversal of anticoagulation activity of apixaban and rivaroxaban, these positive results may not be predictive of success in our ANNEXA-4 confirmatory study in certain patients receiving apixaban, rivaroxaban, edoxaban or enoxaparin who present with acute major bleeding. Further, the ANNEXA-4 clinical trial summary data published in August 2016 may not be predictive of the results of the complete ANNEXA-4 trial. Finally, we do not know how the results from our ANNEXA trials will translate into clinical use in patients or the effect of repeat doses.

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

While no serious adverse side effects have been observed in our completed healthy patient studies with andexanet alfa, there is a risk that adverse side effects could be observed through our ANNEXA-4 patient study results, additional clinical experience or repeat doses that are determined to have been caused by andexanet alfa. Some protein-based biologics have encountered problems with immunogenicity, that is, their tendency to trigger an unwanted immune response against themselves. To date, no neutralizing antibodies against andexanet alfa or antibodies to Factor X or Factor Xa have been detected; however there is still a risk that such antibodies could be identified through our ANNEXA-4 patient study results, additional clinical experience or from repeat doses. In addition, reversing the anticoagulant activity of Factor Xa inhibitors in patients with underlying medical conditions requiring anticoagulation is associated with an increased risk of thrombotic events.

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

*Even if andexanet alfa is approved by the FDA, this approval may be limited to certain indications, additional clinical studies and regulatory applications may be required to expand andexanet alfa indications and we can provide no assurances that such additional clinical studies or regulatory applications will be successful.

We are developing andexanet alfa as a universal antidote for patients receiving a Factor Xa inhibitor anticoagulant when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery/urgent procedures. Our ANNEXA-4 Phase 4 study is being conducted in patients receiving either a direct or indirect Factor Xa inhibitor who present with an acute major bleed, and our ANNEXA Phase 3 registration-enabling studies have been conducted on healthy volunteers. It is not certain at this time which indications, if any, the FDA will approve based on this data. For example, in the CRL, the FDA stated that we have not provided sufficient information to permit labeling of andexanet alfa for safe and effective use for the proposed indication. The FDA has also asked us for additional data to support the inclusion of edoxaban and enoxaparin in the label, and indicated it needed to finalize its review of the clinical studies required as post-marketing commitments. These observations in the CRL creates greater risk concerning our efforts to obtain U.S. approval for andexanet alfa as a universal antidote for Factor Xa inhibitors as the issues raised and information requested by the FDA may be costly and time-consuming to address and generate. As a result of these observations, we could decide or be required to seek our initial approval on a more narrow indication relating to serious bleeds among patients on the two most broadly used Factor Xa inhibitors, apixaban and rivaroxaban. Additional clinical studies will be required to support our targeted indications, which will require additional time and expense and may not prove successful. Limitations in our label for andexanet alfa will reduce the number of patients for whom andexanet alfa is indicated and could reduce the size of the anticipated market and our financial prospects. Further, there is no guarantee that any efforts that we decide to undertake will meet the FDA’s requirements, and we may not receive approval at all for andexanet alfa, even in a more narrow indication despite such efforts.

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

In November 2013, the FDA granted breakthrough therapy designation for andexanet alfa which allows for an Accelerated Approval process. The Accelerated Approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a surrogate biomarker endpoint that is considered reasonably likely to predict clinical benefit rather than a clinical endpoint such as survival or irreversible morbidity. We have asked the FDA for priority review of our biologics license application, or BLA, a process that provides a shortened timetable to approval. Our use of an Accelerated Approval process requires that a Phase 4 clinical study with clinical endpoints that will correlate to a surrogate endpoint(s) must be ongoing at the time our BLA is submitted and some early patient data will be required by the FDA to support the BLA. This study will continue into commercialization. Because of the accelerated timelines required for Accelerated Approval, and following receipt of the CRL, we expect to require more time and incur greater costs than originally anticipated and may not succeed in timely manufacture of drug supply or in obtaining regulatory approval of andexanet alfa. In addition, the FDA may subsequently determine that the studies conducted by us, including any additional studies conducted as a result of the CRL or other FDA responses, were insufficient to support approval for all or some of the marketed direct or indirect Factor Xa inhibitors or proposed indications, require us to conduct extensive post-approval studies or make modifications to our ongoing ANNEXA-4 study.

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

*There are risks associated with scaling up manufacturing to commercial scale. Our commercial manufacturing strategy for andexanet alfa is particularly complex and challenging and is currently subject to increased uncertainty due to the CRL. If our manufacturers are unable to manufacture our products on a commercial scale or scale to increased production, this will likely delay regulatory approval and commercialization or materially adversely affect our results of operations.

There are risks associated with scaling up manufacturing to commercial volumes including, among others, cost overruns, technical problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. Even if efficacy and safety data from our clinical trials would otherwise support regulatory approval for any product candidate, there is no assurance that our manufacturer will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities of the approved product for commercialization, either on a timely basis or at all, our commercialization efforts would be impaired, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our commercial manufacturing strategy for andexanet alfa is currently under review and subject to substantial uncertainty due to items raised by the FDA in the CRL. Changes to our manufacturing strategy, and addressing the manufacturing items in the CRL, will require additional time and capital and may not be successful. For example, we have suspended our efforts to expand post-approval supply based on an expanded generation 1 Line C manufacturing line at CMC Biologics and are focusing our efforts on expanding post approval through our generation 2 manufacturing process at Lonza. We still intend to seek commercial approval based on generation 1 supply from CMC Biologics using the Line A/B manufacturing process. Line A/B produces the andexanet alfa used in our clinical studies on a small scale and is capable of manufacturing only  limited supply to support a commercial launch in relation to projected demand. We are currently discussing options with the FDA and our commercial manufacturing organizations for expanding commercial supply post-approval. Without material from the Line C manufacturing facility, even if approved, commercial supply of andexanet alfa at launch will likely be limited to our Line A/B supply until such time as we can the obtain approval for the material manufactured at Lonza.

In addition, in order to obtain FDA approval of material produced by Lonza, the vendor’s manufacturing facility will need to pass a pre-approval regulatory inspection and we will need to demonstrate that such material is comparable to the clinical material we previously used and material produced by CMC Biologics.  Demonstrating comparability can require significant pre-clinical and clinical studies. The material may also be considered a new biological entity and a new clinical program, possibly commencing with Phase 1, and a full BLA submission may be required for approval, resulting in additional time and expense. If we are not able to establish a commercial-scale manufacturing process for andexanet alfa, our business, financial condition, results of operations and growth prospects would be materially adversely affected.

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

We do not own facilities for clinical-scale or commercial manufacturing of our product candidates and we rely on third-party suppliers to manufacture each of our product candidates. For example, we have contracted with CMC Biologics to expand its production capacity of andexanet alfa bulk drug substance to support our potential U.S. commercial launch, and we have engaged Lonza to develop a new, higher-capacity and lower cost process for andexanet alfa bulk drug substance in order to support our broader, worldwide commercialization strategy. Following our receipt of the CRL, this manufacturing and commercialization strategy is under review and subject to substantial uncertainty.  We have entered into a manufacturing agreement with Hovione Limited for the manufacture of betrixaban and will likely rely on this manufacturing organization to supply betrixaban for commercial launch. We also rely or expect to rely on other third party providers for drug substance manufacturing, packaging, labeling and supply chain distribution. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug supply necessary for our clinical and commercial needs, or if any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product candidate until a qualified alternative supplier is identified, which could also significantly delay the development of, and impair our ability to commercialize, our product candidates.

The manufacture of pharmaceutical products in compliance with the FDA’s current good manufacturing practices, or cGMPs, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality assurance, including stability of the product candidate and quality control testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations and agreements, our ability to provide the drug supply necessary for our clinical studies and commercial needs would be jeopardized. Any delay or interruption in the supply of clinical study materials could delay the completion of our clinical studies, increase the costs associated with maintaining our clinical study programs and, depending upon the period of delay, require us to commence new studies at significant additional expense or terminate the studies completely.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We will not be permitted to market our product candidates in the United States until we receive approval of an NDA or a BLA, from the FDA. Obtaining approval of an NDA or BLA can be a lengthy, expensive and uncertain process that may not be successful. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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

Based, in part, on a review of SEC filings, we believe that our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own a significant percentage of our outstanding shares of common stock, based on shares of common stock outstanding as of September 30, 2016. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our executive officers are parties to agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $3.8 million for severance and other benefits and acceleration of vesting of equity awards with a value of approximately $7.5 million as of September 30, 2016, based on the closing price of our common stock of $22.7 on such date in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of equity awards could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

PORTOLA PHARMACEUTICALS, INC.

November 7, 2016	By:	/s/ William Lis
William Lis
Chief Executive Officer

November 7, 2016	By:	/s/ Mardi C. Dier
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