Form 10-K
period 2016-12-31
PORTOLA PHARMACEUTICALS INC
filed 2017-03-01
CIK 1269021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $878.6 million computed by reference to the last sales price of $23.60 as reported by the NASDAQ Global Select Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30,2016. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 21, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 56,557,396.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive proxy statement for the registrant’s 2017 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2016.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words, such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “potential,” “seek,” “expect,” “goal” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•

our estimates and projections for the clinical development of our product candidates, including clinical research and trials, regulatory approvals and commercial launches, both in the United States and abroad;

•	our ability to scale up manufacturing of our product candidates to commercial scale;
•	potential indications for our product candidates;
•

our expectation that our existing capital resources will be sufficient to enable us to complete our ongoing Phase 4 Biologics License Application enabling studies and related manufacturing of andexanet alfa and our Phase 2a proof-of-concept studies of cerdulatinib in hematologic cancers;

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

Our late stage development programs address significant unmet medical needs in the area of thrombosis, or blood clots. Betrixaban, a U.S. Food and Drug Administration, or FDA,-designated Fast Track novel oral once-daily inhibitor of Factor Xa, or fXa, is being developed for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, or VTE, in acute medically ill patients for 35 days of in-hospital and post-discharge use. Fast Track is a process designed to facilitate the development, and expedite the review of drugs to treat serious conditions and fill an unmet medical need. Currently, there is no anticoagulant approved for extended duration VTE prophylaxis in the acute medically ill population. Acute medically ill patients are those who are hospitalized for serious non-surgical conditions, such as heart failure, stroke, infection, rheumatic disorders and pulmonary disorders. Our pivotal Phase 3 APEX Study enrolled 7,513 patients at more than 450 clinical sites worldwide and assessed the superiority of extended-duration anticoagulation with oral betrixaban for 35 to 42 days compared with standard-duration injectable enoxaparin for 10+4 days in preventing VTE in high-risk acute medically ill patients.

Our second lead compound, andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a fXa inhibitor. Breaththrough Therapy designation is a process designed by the FDA to expedite the development and review of drugs which may demonstrate substantial improvement over available therapy. Andexanet alfa has potential indications for patients anticoagulated with a direct or indirect fXa inhibitor when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery or urgent procedures. We have completed Phase 3 registration studies in healthy volunteers and are conducting a Phase 4 confirmatory trial in patients.

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

We have full worldwide commercial rights to betrixaban. We have full worldwide commercial rights to cerdulatinib, excluding topical indications, and we have full worldwide commercial rights to andexanet alfa outside of Japan. We believe we can maximize the value of our company by retaining substantial commercialization rights to these three product candidates and, where appropriate, entering into additional partnerships to develop and commercialize these product candidates. We plan on building a successful enterprise to commercialize betrixaban and andexanet alfa, using a hospital-based sales team in the United States and possibly other major markets and with additional partners in other territories.

In addition to our three lead product candidates, we have other early research and development programs including a collaboration with Ora Inc. for the development of Syk-selective inhibitors for allergic conjunctivitis and an exclusive in-license agreement with SRX Cardio LLC to explore a novel approach to develop a drug in the field of hypercholesterolemia.

Betrixaban

Betrixaban is a novel oral once-daily inhibitor of fXa in development for extended duration VTE prophylaxis in acute medically ill patients for 35 days of in-hospital and post-discharge use. Acute medically ill patients are those who are hospitalized for serious non-surgical conditions, such as heart failure, stroke, infection, rheumatic disorders and pulmonary disorders. We estimate that in the G7 countries in 2016 there were 22.5 million acute medically ill patients for whom VTE prophylaxis was recommended by medical treatment guidelines. The current standard of care for VTE prophylaxis in this population is enoxaparin, an injectable low molecular weight heparin, marketed as Lovenox® and also available in generic form, that is approved for deep vein thrombosis, or DVT, prophylaxis in medical patients who are at risk for thromboembolic complications due to severely restricted mobility during acute illness. The usual duration of administration of enoxaparin is 6 to 11 days. According to IMS Health Incorporated, or IMS, a healthcare industry information provider, worldwide sales of enoxaparin for 2015 were $2.9 billion. The use of enoxaparin in acute medically ill patients accounted for approximately $1.4 billion of these sales.

Multiple large, global trials have demonstrated that there is substantial risk of VTE in acute medically ill patients with restricted mobility and other risk factors beyond the standard course of enoxaparin. Our Phase 3 APEX study was designed to use biomarkers to identify and enroll patients most likely to benefit from therapy with betrixaban. Specifically, these patients had elevated blood levels of D-dimer or were over age 75. There have been numerous publications highlighting the role of these two prognostic markers in identifying patients at extended risk of VTE. The MAGELLAN trial sponsored by Bayer Pharma AG, or Bayer, and Janssen Pharmaceuticals, Inc., or Janssen, which evaluated administration of rivaroxaban for an extended period, demonstrated that the incidence of VTE-related death rose four-fold over several weeks after hospital discharge and the discontinuation of treatment. However, there are no therapies approved for use beyond 14 days despite the ongoing risk of VTE faced by these patients for 35 days or more following hospital admission. We are developing betrixaban to be the first oral fXa inhibitor approved for use in acute medically ill patients and the first anticoagulant approved for extended period hospital-to-home VTE prophylaxis in these patients. We believe the addressable market opportunity for betrixaban could range from $3.0 billion to $4.0 billion, annually, by 2020.

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

Our New Drug Application, or NDA, was accepted by the FDA in December 2016 with a priority review Prescription Drug User Fee Act, or PDUFA, date of June 24, 2017. The PDUFA date is the goal date for the FDA to complete its review of the NDA. The evidence for the basis of approval submitted in the NDA is based on the Phase 3 APEX trial primary efficacy and safety outcomes in the total study population of 7,513 patients. In the overall population, for the combined 80 mg and 40 mg doses, 35 to 42 days extended-duration betrixaban compared to 10 days (+/- 4) standard duration Lovenox followed by placebo demonstrated a 24% relative risk reduction, or RRR, in the composite efficacy endpoint of asymptomatic VTE, symptomatic VTE and VTE related death (p-value 0.006), a 36% RRR in symptomatic VTE (p-value 0.039), and a 41% RRR in stroke (p-value 0.034). These efficacy results were achieved without a significant increase in major bleeding (p-value 0.55), the primary safety endpoint in the trial. An even greater 30% RRR in the composite primary efficacy outcome favoring betrixaban was seen in 4,937 patients in the overall population stratified to the higher 80 mg dose (p-value 0.002) without an increase in major bleeding (p-value 0.86).

We highlighted in the NDA that the study’s primary efficacy endpoint in the D-dimer subpopulation of 3,870 patients narrowly missed statistical significance (p-value 0.054) according to the interpretation of the statistical analysis plan, or SAP, by Portola and its CRO, and that the primary efficacy endpoint achieved statistical significance in the D-dimer cohort (p-value 0.048) according to the interpretation of the SAP by the academic groups involved in the conduct of the study. The academic groups determined that one additional patient, who had an event in the enoxaparin arm, should be included in the primary efficacy analysis, whereas Portola included this patient only in the secondary analysis. Additional pre-specified analyses to support formal testing of the overall study population in the NDA were the following: D-dimer cohort by central lab D-dimer, patients stratified to the 80 mg dose, and modified intent-to-treat analysis. All achieved a p-value of <0.05.

We were informed in February 2017, as part of our mid-cycle review meeting that the FDA does not plan to hold an Advisory Committee to facilitate their evaluation of betrixaban. Also, our Marketing Authorization Application or MAA, to the European Medicines Agency or EMA’s, Committee for Medicinal Products for Human Use, or CHMP, was accepted in December 2016 under a standard review period.

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

Andexanet alfa

Andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a fXa inhibitor and is the first therapy to demonstrate reversal as measured by anti-fXa levels. Andexanet alfa has potential indications for patients anticoagulated with a direct or indirect fXa inhibitor when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery or urgent procedures. Currently, there is no antidote or reversal agent approved for use against fXa inhibitors. Leading clinicians have identified, and the FDA has recognized, the lack of an effective reversal agent for fXa inhibitors as a significant unmet clinical need. Based on industry data, we estimate that in 2020, between 23 million and 36 million patients will be treated with fXa inhibitors, including low molecular weight heparins, for short-term use or chronic conditions. Clinical trial results suggest that, depending on their underlying medical condition, annually between 1% and 4% of these patients may experience a major bleeding event and an additional 1% may require emergency surgery. In 2015, more than 80,000 patients were admitted to U.S. hospitals with a primary diagnosis of bleeding on an oral fXa inhibitor. We believe that andexanet alfa, if approved, has the long-term potential to address a total worldwide market in excess of $2.0 billion.

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

We have also completed two Phase 3 ANNEXA® (Andexanet Alfa a Novel Antidote to the Anticoagulant Effects of fXa Inhibitors) studies – one with Bristol-Myers Squibb Company, or BMS, and Pfizer Inc.’s, or Pfizer’s, fXa inhibitor, apixaban and one with Bayer Pharma AG, or Bayer, and Janssen Pharmaceuticals, Inc., or Janssen’s, fXa inhibitor, rivaroxaban. Our Phase 3 studies each consisted of two parts. In the first part of each study, the effect of a single bolus of andexanet alfa was evaluated in healthy volunteers who had been given apixaban or rivaroxaban. In the second part of each study, the ability of andexanet alfa to sustain reversal of the anticoagulant effects of apixaban and rivaroxaban was evaluated by administering a bolus plus infusion of andexanet alfa to healthy volunteers who had been given apixaban or rivaroxaban. The first part of our Phase 3 ANNEXA studies of a single bolus of andexanet alfa with apixaban and with rivaroxaban met their primary and secondary endpoints with high statistical significance (p-values of less than 0.0001).The second part of our Phase 3 ANNEXA studies of a bolus plus infusion of andexanet alfa with apixaban and with rivaroxaban both also met their primary and secondary endpoints with high statistical significance (p-value of less than 0.0001). In November 2015, the data from the Phase 3 studies was published in the New England Journal of Medicine.

In early 2015, we initiated a Phase 4 ANNEXA confirmatory patient study, as agreed to by the FDA and European Medicines Agency, or EMA. This study is part of an accelerated approval pathway in the United States for andexanet alfa. This multi-center open-label, single-arm study is being conducted in patients receiving apixaban, rivaroxaban, edoxaban or enoxaparin (a low molecular weight heparin) who present with certain acute major bleeds. For ethical reasons, this study is not randomized and all participants receive andexanet alfa given as a bolus dose over 30 minutes followed by a two-hour infusion. Patients receive a low or high dose depending on which fXa inhibitor they have received and the time they received it. Patients are evaluated for 30 days following andexanet alfa administration. The co-primary efficacy endpoints are the percent change in anti-Factor Xa activity at two hours and assessment of hemostasis over 12 hours following the infusion. Hemostatic efficacy is assessed by an independent endpoint adjudication committee as either excellent, good or poor/none. To date, ANNEXA-4 has enrolled more than 170 patients of the approximately 350 patients targeted for inclusion.

In August 2016, we announced interim results from the ANNEXA-4 study. These interim results were presented at the European Society of Cardiology (ESC) 2016 Congress in Rome. The interim results were published simultaneously online by The New England Journal of Medicine (NEJM).

We filed a Biologics License Application, or BLA, for andexanet alfa with the FDA in the first quarter of 2016 and a MAA with the EMA in the third quarter of 2016 which has been accepted and is currently under review. On August 17, 2016, we received a Complete Response Letter, or CRL, regarding our BLA for andexanet alfa from the FDA. Our BLA was based on clinical drug product from a manufacturing line at CMC Biologics that we have been using since inception of the program, that we refer to as Line A/B. Since the amount of drug substance yielded by Line A/B will support only a limited launch, we have been developing two commercial scale manufacturing solutions since 2014 in parallel: (i) the generation 1 manufacturing process at CMC on a 6x2,000 liter scale, that we refer to as Line C; and (ii) the generation 2 manufacturing process at Lonza Group Ltd, or Lonza, on a 10,000 liter scale. Our intent was to seek approval for Line C subsequent to the approval of Line A/B in an effort to bridge the supply gap until the generation 2 process at Lonza was approved. Given the time and effort required to address the deficiencies raised in the CRL and re-submit the BLA, we decided to suspend manufacturing activities on Line C in order to focus on getting andexanet alfa approved using Line A/B and transitioning commercial manufacturing to generation 2 as quickly as possible.

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

Advance betrixaban through a Priority Review approval process. Our NDA was accepted by the FDA in December 2016 and received Priority Review designation, meaning the FDA’s goal is to take action on our application within an accelerated review period of six months. Our Phase 3 APEX clinical study evaluated the efficacy and safety of betrixaban for extended duration VTE prophylaxis during a hospital stay as well as post-discharge for 35 days in acute medically ill patients with restricted mobility and other risk factors. If we receive regulatory approval, betrixaban will be the first anticoagulant approved based on a biomarker approach for the multi-billion dollar market for extended VTE prophylaxis in acute medically ill patients, both in the hospital and after discharge.

Advance andexanet alfa through an expedited development and approval process. We are pursuing an Accelerated Approval pathway for our FDA-designated breakthrough therapy and orphan drug, andexanet alfa. We filed a BLA with the FDA in the first quarter of 2016 and an MAA with the EMA in the third quarter of 2016 which has been accepted and is currently under review. We are in the process of responding to a Complete Response Letter received from the FDA in August 2016 in order to re-submit our BLA.

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

Advance cerdulatinib for treatment of hematologic cancers. We are currently evaluating Cerdulatinib in a Phase 2a proof-of-concept study in NHL and CLL. Cerdulatinib targets two key signaling pathways that can promote cancer cell growth. This product candidate has the potential for broad activity in hematologic cancers because it blocks the B-cell receptor pathway via Syk and key cytokine receptors via JAK. Our strategy for cerdulatinib is to focus on patients that have shown limited response to other therapies or have relapsed or do not respond due to mutations.

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

Product candidates

Our development pipeline, summarized in the table below, includes three wholly owned compounds and one partnered program.

Development pipeline

Product	Description	Stage	Indication	Worldwide commercial rights

Betrixaban	Oral fXa inhibitor	Phase 3	Extended duration VTE prophylaxis in acute medically ill patients in-hospital and post discharge for 35 days	Portola

Andexanet alfa	Antidote for fXa inhibitors	Phase 3 and Phase 4	Reversal of fXa inhibitor anticoagulation	Portola (excluding Japan)

Cerdulatinib	Oral Dual Syk and JAK inhibitor	Phase 2a	B-cell hematologic cancers	Portola

Syk-selective inhibitors	Syk inhibitor	Pre-clinical	Allergic conjunctivitis	Ora

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

We are developing betrixaban to be the first oral fXa inhibitor approved for use in acute medically ill patients and the first anticoagulant approved for extended duration VTE prophylaxis in those patients. We are evaluating betrixaban in APEX, a global Phase 3 clinical study using a biomarker approach by focusing on patients that are most likely to benefit, specifically those with elevated D-dimer blood levels or those over the age of 75. In the field of thrombosis, it is well established that the outcomes of Phase 3 trials are significantly influenced by three factors: drug properties, dose selection and selection of the patients who will benefit most from treatment. Applying our knowledge of betrixaban’s properties, our clinical experience with betrixaban and learnings from fXa inhibitor clinical trials conducted by other companies, we believe we designed the APEX study to enhance the likelihood of its success, despite the lack of success of other fXa inhibitors in this indication, based on the following factors:

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

All of our clinical studies to date have indicated that betrixaban is well tolerated. Subjects taking betrixaban had an increased rate of gastrointestinal issues, such as diarrhea, nausea and vomiting, as compared to subjects taking placebo, but these increased rates appear to be similar to those of patients taking other fXa inhibitors. Patients taking betrixaban also had an increased incidence of other side effects such as back pain, dizziness, headaches, rashes and insomnia as compared with patients taking a placebo or an active comparator. These side effects do not appear to have a substantial impact on patients’ tolerance of betrixaban. There is no evidence that betrixaban has negative effects on heart rhythm or liver function. As discussed earlier, the most significant side effect of all anticoagulants is major bleeding. While definitive conclusions cannot be drawn from our Phase 2 studies, it does not appear from the study results that patients taking betrixaban experienced a greater risk of major bleeding than patients taking warfarin or enoxaparin.

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

Dose selection. Based on standard pharmacometric modeling that integrated preclinical and clinical studies of fXa inhibitors, we believe that we have identified a dosing regimen (80 mg oral once-daily dose for 35 days following a 160 mg oral loading dose on day one; 40mg dose for patients with severe renal impairment) that will produce clinically meaningful anticoagulant effects. In our clinical studies, we measured the concentration of betrixaban achieved at different dose levels and observed in Phase 2 studies that at total daily doses of 30 mg and 80 mg betrixaban had anticoagulant activity, measured by standard imaging tests to detect VTE, comparable to standard of care enoxaparin. We also observed that bleeding and anticoagulant activity, as measured by a common blood marker D-dimer, of once-daily 40 mg, 60 mg and 80 mg doses of betrixaban were comparable to standard doses of warfarin in patients with non-valvular atrial fibrillation. We correlated those doses with levels of thrombin generation inhibition, a common pharmacodynamic measurement used to compare anticoagulant activity of different drugs, and compared those levels with those produced by other fXa inhibitors, including enoxaparin, rivaroxaban and apixaban. For patients with severe renal impairment and those taking agents that are strong inhibitors of PGP enzymes, the dose of betrixaban will be reduced to 40 mg daily, which targets a level of anticoagulant activity consistent with the overall patient population.

The following diagram depicts pharmacometric modeling of thrombin generation inhibition over time for rivaroxaban, apixaban and betrixaban, reflecting the dosing regimen used in MAGELLAN, ADOPT and APEX, respectively:

Patient selection: efficacy. We used the findings of MAGELLAN, ADOPT and other trials to help define the population of patients that are more likely to demonstrate clinical benefit from extended duration VTE prophylaxis to be included in APEX. APEX enrolled patients had a combination of specific medical conditions and risk factors that put them at an elevated risk of VTE for post-hospital discharge and thus a need for VTE prophylaxis during this period. The APEX inclusion criteria specified that patients must be admitted to the hospital with one of five categories of acute medical illness: heart failure, respiratory failure, infection, rheumatic disease or stroke. The inclusion criteria also required that patients have a high degree of immobilization. Further, a patient was required to meet one of the following three additional criteria: be over 75 years of age, be over 60 years of age and have a D-dimer level of at least twice the upper limit of normal, or be over 40 years of age and have elevated D-dimer blood levels of at least twice the upper limit of normal and have at least one additional major risk factor for VTE.

Patient selection: safety. Consistent with our approach to enroll patients into the APEX study that are at an elevated risk for VTE for 35 days or more, we likewise designed the trial to exclude patients at high risk for bleeding. For example, we exclude patients with a historian admitting diagnosis which will likely require major surgery, gastrointestinal bleeding, hemorrhagic stroke or bleeding pulmonary lesions. In addition, patients taking daily doses of aspirin were limited to low doses and were also required to take a proton-pump inhibitor to reduce the risk of gastrointestinal bleeding.

Other study design features and operations measures. We also implemented various measures to improve data quality, ensure we maintained a high degree of statistical power and reduce confounding clinical and statistical issues compared to MAGELLAN and ADOPT. For example, we transmitted ultrasound images electronically rather than by mail so that quality could be assessed in real time. We did not require an ultrasound at day 10, which was required in an earlier study and that we believe led to patients failing to return for a second ultrasound at day 35. We also instituted patient outreach measures intended to increase patient compliance with follow-up appointments after hospital discharge.

We designed our Phase 3 APEX study to demonstrate the safety and efficacy of betrixaban for extended duration VTE prophylaxis during a hospital stay and post-discharge for 35 days in acute medically ill patients with restricted mobility and certain biomarkers and additional risk factors. APEX was a randomized, double-blind, double-dummy, active-controlled, multicenter, multinational study comparing a once-daily dose of 80 mg of betrixaban for 35 days (including both in the hospital and after discharge) with in-hospital administration of 40 mg of enoxaparin once daily for 6 to 14 days followed by placebo for the remainder of the study period.

The primary APEX study objective was to demonstrate superiority of inpatient followed by post-hospitalization VTE prophylaxis with betrixaban as compared to a current standard of care (enoxaparin given for VTE prophylaxis only during hospitalization) in the reduction of VTE-related events at 35 days while maintaining a favorable benefit to risk profile.

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

Betrixaban pharmacoeconomics

VTE prophylaxis in the hospitalized acute medically ill patients is well established.  Betrixaban is the first oral fXa inhibitor to demonstrate the net clinical benefit of extended therapy 35 to 42 days, in-hospital and posy-discharge, in randomized controlled clinical trial.  In the APEX study betrixaban demonstrated reduced VTE with no increase in major bleeding and fewer all cause stroke events.  If approved, based on the APEX data and current cost estimates of VTE events, major bleeds and strokes, we believe that betrixaban (35 to 42 days) will be cost effective when compared to enoxaparin and unfractionated heparin. We estimate that in 2016, the total potential market for VTE prophylaxis in the acute medically ill population, including extended duration VTE prophylaxis, was $3 billion to $4 billion.

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

Overview of anticoagulant-related bleeding

In patients using anticoagulation therapy, there is an increased risk of major bleeding, which is common across all anticoagulants regardless of the reason for anticoagulation therapy, the patient setting or the duration of therapy. For patients at an elevated risk of thrombosis, the benefits provided by anticoagulation products generally outweigh the related risk of bleeding, however, major bleeding remains a significant cause of morbidity and mortality in these patients. For example, atrial fibrillation patients taking fXa inhibitors on a chronic basis had a 1% to 4% annual rate of a major bleed in the Phase 3 ARISTOTLE trial of apixaban, sponsored by BMS and Pfizer, and the Phase 3 ROCKET trial of rivaroxaban, sponsored by Bayer and Janssen. Based on other clinical trials, we believe that annually an additional 1% of patients taking fXa inhibitors will require emergency surgery. Patients on anticoagulation who suffer trauma have a higher risk of death than similar patients not on anticoagulation. The cost of treating a major bleed may exceed $100,000 in direct medical expenses. In 2015, more than 80,000 patients were admitted to U.S. hospitals with a primary diagnosis of bleeding on an oral fXa inhibitor.

The current standard treatment for patients taking established anticoagulants who experience major bleeding is to administer products that directly or indirectly support clotting, such as Vitamin K; fresh frozen plasma, or FFP; prothrombin complex concentrates, or PCCs; protamine; and recombinant Factor VIIa, or rFVIIa. Which of these approaches is used for a given patient depends on the particular anticoagulant being taken. For example, common treatments for warfarin reversal are Vitamin K, FFP and, more recently, PCCs, while low molecular weight heparin patients needing reversal are often managed with FFP or protamine. These treatments can have potentially serious side effects, including in some cases increased risk of prothrombotic effects such as ischemic stroke and myocardial infarction.

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

We have completed a series of Phase 2 studies and two Phase 3 studies (ANNEXA - Andexanet Alfa a Novel Antidote to the Anticoagulant Effects of fXa Inhibitors) studies using biomarker endpoints for Andexanet alfa. These biomarkers include anti-fXa levels, plasma free fraction of the anticoagulant and thrombin generation. We are evaluating andexanet alfa in a Phase 2 proof-of-concept study with betrixaban and a Phase 4 confirmatory study. We entered into a collaboration and license agreement with BMS and Pfizer in 2016, providing them the right to pursue final regulatory approval and commercialize andexanet alfa in Japan.

Andexanet alfa Phase 2 studies

We have completed a series of Phase 2 proof-of-concept studies evaluating the safety and activity of andexanet alfa in healthy volunteers who were administered one of several fXa inhibitors. The purpose of these studies was to evaluate the safety of andexanet alfa and to determine the dose of andexanet alfa required to reverse the effect of each anticoagulant as measured by multiple pharmacokinetic and pharmacodynamic endpoints.  Results from our Phase 2 studies with apixaban, rivaroxaban, edoxaban and enoxaparin, demonstrated a bolus of andexanet alfa immediately reversed the anticoagulation activity of each fXa inhibitor and that the reversal could be sustained with a continued infusion of andexanet alfa.  Andexanet alfa was shown to be well tolerated with no thrombotic events or antibodies to fXa or Factor X detected.

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

In the Phase 2 studies andexanet alfa was generally well tolerated with no apparent safety signals. Importantly, none of the subjects receiving andexanet alfa generated detectable levels of antibodies against either Factor X or fXa and no neutralizing antibodies against andexanet alfa were detected. The most common drug-related side effect was mild infusion-related reactions, which are not unexpected for a biological agent, such as andexanet alfa. In the Phase 2 studies, there was also a dose-dependent restoration of thrombin generation with no clinical evidence of thrombosis.

Phase 3 ANNEXA-A (Andexanet Alfa a Novel Antidote to the Anticoagulant Effects of fXA Inhibitors – Apixaban) Study Design and Results

The randomized, double-blind, placebo-controlled Phase 3 ANNEXA-A study evaluated the safety and efficacy of andexanet alfa in reversing apixaban-induced anticoagulation in older healthy volunteers. Efficacy was evaluated using biomarker endpoints, including anti-fXa levels as the primary endpoint. Secondary endpoints included levels of plasma unbound (free fraction) of apixaban and thrombin generation.

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

Phase 3 ANNEXA-R (Andexanet Alfa a Novel Antidote to the Anticoagulant Effects of FXa Inhibitors – Rivaroxaban) Study Design and Results

The randomized, double-blind, placebo-controlled Phase 3 ANNEXA-R study evaluated the safety and efficacy of andexanet alfa in reversing rivaroxaban-induced anticoagulation in healthy volunteers ages 50 to 75 years. Efficacy was evaluated using biomarker endpoints, with anti-fXa levels as the primary endpoint. Secondary endpoints included plasma levels of plasma unbound (free fraction) of rivaroxaban and thrombin generation levels.

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

Our Phase 4 ANNEXA-4 study, which was initiated in early 2015, is a multi-center, open-label, single-arm study being conducted in patients receiving apixaban, rivaroxaban, edoxaban or enoxaparin (a low molecular weight heparin) who present with an acute major bleed. Acute major bleeding includes life-threatening bleeding, bleeding associated with very low blood counts, or bleeding that occurs in a critical area such as the brain or surrounding the heart. The trial excludes bleeding due to major trauma and large blood vessel rupture. For ethical reasons, this study is not randomized and all participants receive andexanet alfa given as a bolus dose over 30 minutes followed by a two-hour infusion. Patients receive a low or high dose depending on which fXa inhibitor they have received and the time they received it. Patients are evaluated for 30 days following andexanet alfa administration. The co-primary efficacy endpoints are the percent change in anti-Factor Xa activity at two hours and assessment of hemostasis over 12 hours following the infusion. Hemostatic efficacy is assessed by an independent endpoint adjudication committee as either excellent, good or poor/none. To date, ANNEXA-4 has enrolled more than 170 patients of the approximately 350 patients targeted for inclusion.

Andexanet alfa pharmacoeconomics

Major bleeding is the most clinically relevant side effect of anticoagulant treatment across all anticoagulants and clinical settings. Clinical trial results suggest that the frequency of major bleeding associated with the administration of  fXa inhibitors ranges from 1% to 4% per year, depending on the underlying medical condition and the specific fXa inhibitor. The clinical costs of a major bleeding event in fXa inhibitor treated patients are estimated to be $28,000 per patient on average and $135,000 per patient for the top 10%. Based on the frequency of bleeding rates suggested by clinical trials and our projection of 23 million to 36 million patients treated annually with fXa inhibitors in the G7 countries, we believe that by 2020, the annual costs to the healthcare system to treat major bleeding episodes in patients treated with a fXa inhibitor may exceed $10 billion. We believe that an effective fXa antidote represents a potentially cost-effective way to manage these healthcare system costs.

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

Cerdulatinib—dual Syk/JAK inhibitor

The lead compound in our kinase development effort, cerdulatinib, is a potent inhibitor of both Syk and JAK. We believe that cerdulatinib may be able to treat certain diseases that involve Syk-BCR signaling and cytokine-JAK signaling. Based on the inhibition of these key pathways, we are currently focused on developing cerdulatinib for NHL, CLL and other hematologic cancers, with a focus on patients with certain treatment-resistant mutations, including those targeting the BTK and PI3K kinases, and certain inflammatory diseases. We are currently conducting a Phase 2a proof-of-concept study of cerdulatinib in NHL, and CLL patients.

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

Based on the preclinical data and our understanding of the role of Syk and JAK signaling in B-cell cancers, we initiated an open label Phase 1/2a proof-of-concept study in October 2013 in NHL and CLL patients who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations. Interim results from the Phase 1 dose-escalation portion of the study demonstrated that cerdulatinib was active and well tolerated, including patients who have received prior BTK and P13K inhibitor therapies. We are currently conducting a Phase 2a proof-of-concept study of cerdulatinib in NHL, and CLL patients and depending on the overall results of the study, we would expect to further study cerdulatinib in CLL and/or NHL either alone or in combination with other approved products or with other drugs in development.

Selective Syk inhibitors

Syk is an important mediator of immune response in a number of different types of immune cells. Ora is leading the pre-clinical study of a selective Syk inhibitor for allergic conjunctivitis.

In May 2015, our Biogen Idec agreement was terminated in its entirety, and we entered into a license and collaboration agreement with Ora pursuant to which we granted Ora an exclusive license to co-develop and co-commercialize one of our specific Syk inhibitors, which is currently in a pre-clinical study targeting allergic conjunctivitis. Ora has the primary responsibility for conducting the research and development and regulatory activities under this agreement. We are obligated to provide assistance in accordance with the agreed-upon development plan, as well as participate on various committees.

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

Research and development

We invest significant effort defining and refining our research and development process and internally teaching our approach to drug development. We favor programs with early decision points, well-validated targets, predictive preclinical models and clear paths to regulatory approval, all in the context of a target product profile that can address significant unmet or underserved clinical needs. Members of our discovery, research and development team have played central roles in discovering and developing a number of promising candidates over the past 20 plus years while at Portola, and while at Millennium and COR Therapeutics, Inc., two early developers of thrombosis therapies. They have used unique biological insights to develop in vitro and in vivo models that speed development. We also selectively leverage outside collaborators to expand into potential additional indications. As our product candidates progress through clinical development, we have focused and will increasingly focus our scientific efforts on supporting that development.

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

Collaboration and license agreements

Betrixaban

Millennium agreements

In 2003, we entered into an asset purchase agreement to acquire patent rights and intellectual property to an ADP Receptor Antagonist Program, or the ADP Program, and a Platelet Research Program from Millennium. We are obligated to pay to Millennium royalties at tiered single-digit percentages of net sales of certain ADP Program products if product sales are ever achieved, which royalty payments will continue until the expiration of the relevant patents or ten years after launch, whichever is later.

In 2004, we entered into an agreement to license from Millennium certain exclusive rights to research, develop and commercialize certain compounds that inhibit fXa, including betrixaban, or the fXa Program. The license agreement requires us to make certain license fee, milestone, royalty and sublicense sharing payments to Millennium as we develop, commercialize or sublicense betrixaban and other products from the fXa Program. The Millennium license agreement further provides for additional payments to Millennium of up to $35.0 million based on the achievement of regulatory filing and approval milestones related to the fXa Program. In addition, we are obligated to pay Millennium royalties at tiered single-digit percentages of net sales of any fXa Program products if product sales are ever achieved. This license agreement will continue in force, on a product-by-product and country-by-country basis, until the expiration of the relevant patents or ten years after the launch, whichever is later, or termination by either party pursuant to the agreement. This license agreement may be terminated by either party for the other party’s uncured material breach. In addition, we may terminate this agreement for convenience with 30 days’ advance written notice.

In 2005, we amended both the asset purchase agreement for the ADP Program and the license agreement for the fXa Program. In connection with these amendments, we have made aggregate cash payments to Millennium of $6.0 million and issued to Millennium equity securities with an aggregate value of $1.8 million through December 31, 2016.

Andexanet alfa

BMS and Pfizer agreements

In 2012, we entered into a collaboration agreement with BMS and Pfizer, to include subjects dosed with apixaban, their jointly owned product candidate, in one of our Phase 2 proof-of-concept studies of andexanet alfa and in 2014, we entered into a second collaboration agreement with BMS and Pfizer to further study the safety and efficacy of andexanet alfa as a reversal agent to apixaban through our ongoing Phase 3 studies. Under the terms of the Phase 3 agreement, we received an upfront payment of $13.0 million and are eligible to receive additional development and regulatory milestone payments of up to $12.0 million. This Phase 3 collaboration agreement will continue in force until the approval of andexanet alfa as a reversal agent for apixaban by the FDA and EMA.

In 2016, we entered into collaboration agreements with BMS and Pfizer to obtain Japanese regulatory approval and commercialize andexanet alfa in Japan. Under the terms of the agreement we received an upfront payment of $15.0 million and are eligible to receive potential regulatory and sales-based milestone payments totaling $90.0 million, as well as double-digit royalties based on andexanet alfa net sales in Japan. BMS and Pfizer obtained the rights to develop and commercialize andexanet alfa in Japan and will be responsible for all development, regulatory and commercialization activities.

Bayer and Janssen agreements

In 2013, we entered into a clinical collaboration agreement with Bayer and Janssen to include subjects dosed with rivaroxaban, their fXa inhibitor product, in one of our Phase 2 proof-of-concept studies of andexanet alfa, and in February 2014, we entered into a second collaboration agreement with Bayer and Janssen to further study the safety and efficacy of andexanet alfa as a reversal agent to rivaroxaban through our ongoing Phase 3 studies. Under this Phase 3 collaboration agreement, we received an upfront payment of $10 million and the right to receive additional development and regulatory milestone payments of up to $15.0 million. This Phase 3 collaboration agreement will continue in force until the approval of andexanet alfa as a reversal agent for rivaroxaban by the FDA and EMA.

In 2016, we entered into collaboration agreements with Bayer to include rivaroxaban in the clinical studies for approval of andexanet alfa in Japan. Under the terms of the agreement, we received an upfront payment of $5.0 million and are eligible to receive up to $10.0 million in additional milestone payments based on Japanese regulatory approval of andexanet alfa as an antidote for rivaroxaban. Bayer will provide technical support as well as fund clinical studies of andexanet alfa with rivaroxaban in Japan. Bayer received no commercial rights under this agreement.

Daiichi Sankyo agreement

In 2013, we entered into an agreement with Daiichi Sankyo to include subjects dosed with edoxaban, their fXa inhibitor product, in one of our Phase 2 proof-of-concept studies of andexanet alfa and in July 2014, we entered into a second collaboration agreement with Daiichi Sankyo to perform the necessary development and regulatory activities to support a potential U.S. and EU regulatory approval of andexanet alfa as a reversal agent for edoxaban.  Under this Phase 3 collaboration agreement we received an upfront payment of $15.0 million and are eligible to receive additional development and regulatory milestone payments of up to $25.0 million. In 2016, we amended the 2014 agreement to expedite development activities in exchange for $15.0 million and a net increase in total eligible milestones of $8.0 million. This amended collaboration agreement will continue in force until the approval of andexanet alfa as a reversal agent for edoxaban by the FDA and EMA.

In 2016, we entered into collaboration agreements with Daiichi Sankyo to include edoxoban in the clinical studies necessary for approval of andexanet alfa in Japan. Under the terms of the agreement, we will receive an upfront payment of $5.0 million and are eligible to receive up to $10.0 million in additional milestone payments based on Japanese regulatory approval of andexanet alfa as an antidote for edoxaban.

Syk Selective Inhibitors

Biogen Idec agreement

In 2011, we entered into an exclusive worldwide license and collaboration agreement with Biogen Idec to develop and commercialize PRT2607 and certain highly selective Syk inhibitors. Biogen Idec made an upfront cash payment to us of $36.0 million and purchased 636,042 shares of our Series 1 convertible preferred stock for an aggregate purchase price of $9.0 million. Pursuant to the agreement, we had an option to lead development and commercialization efforts in the United States for select smaller indications, as well as discovery efforts for follow-on Syk inhibitors and an option to co-promote the drug alongside Biogen Idec with major indications in the United States. In 2012, we elected to exercise our option to convert the agreement to a fully out-licensed agreement. After such election, we relinquished our right to share profits from sales of products related to Syk inhibitors, but are entitled to receive tiered royalties at low-double-digit percentages (not greater than 20%) from sales of these products by Biogen Idec if product sales are ever achieved. We no longer have an obligation to fund the program under the agreement. The agreement also provides for additional payments to us of up to approximately $370 million based on the occurrence of certain development and regulatory events. Biogen Idec has elected to assume all future development work for Syk inhibitors, including the major indications, such as rheumatoid arthritis and allergic asthma. To date, no development or regulatory events provided by the agreement have occurred and no royalties have been triggered under our agreement with Biogen Idec. This agreement will continue in force until either party terminates the agreement pursuant to the agreement or until the expiration of Biogen Idec’s royalty obligations pursuant to the agreement, which is the later of the expiration of all relevant patents and regulatory exclusivities or 10 years after first commercial sale. Biogen Idec may terminate the agreement without cause upon 120 days’ written notice or for cause if Portola commits a material breach of its obligations under the agreement and fails to cure the breach. We may terminate the agreement with proper written notice for cause if Biogen Idec commits a material breach of its obligations under the agreement and fails to cure the breach for 90 days (or 60 days for nonpayment of an amount due) after written notice is given, if Biogen Idec commences a legal action challenging the validity, enforceability or scope of any of the patents subject to the agreement or in the event of bankruptcy, reorganization, liquidation or receivership of Biogen Idec. In such event, we would regain all development rights and Biogen Idec would have no further payment obligations pursuant to the agreement. In 2015, the Biogen Idec agreement was terminated in its entirety.

Astellas agreement

In 2005, we entered into an agreement to license certain exclusive rights to research, develop and commercialize Syk inhibitors from Astellas Pharma, Inc., or Astellas, which agreement was subsequently amended and restated in 2010. The agreement with Astellas, as amended, requires us to make certain milestone, royalty and sublicense revenue sharing payments to Astellas as we develop, commercialize or sublicense Syk inhibitors. Pursuant to our agreement with Astellas, we made cash milestone payments to Astellas of $500,000 in 2005, $500,000 in 2006 and $1.0 million in 2008, as we elected to continue our development of Syk inhibitors. In addition, for each Syk inhibitor product, we may be required to make up to $71.5 million in additional milestone payments to Astellas if the product is approved for multiple distinct indications in the United States, Europe and Japan and the product attains certain sales levels. If we grant a sublicense to develop and commercialize Syk inhibitors, we are required to pay Astellas 20% of any payments (excluding royalties) received under the sublicense agreement. In 2011, in connection with our receipt of the upfront payment under our agreement with Biogen Idec, we made a cash payment to Astellas of $7.2 million. In addition, we are required to pay Astellas royalties at low single-digit percentages for worldwide sales for any Syk inhibitor product made by us or our sublicensees. This agreement will continue in force, on a product-by-product and country-by-country basis, until the expiration of relevant patents or ten years after the launch, whichever is later, or termination by either party pursuant to the agreement. The agreement may be terminated by us for convenience upon 60 days’ written notice to Astellas or immediately upon written notice if all major claims of all of the patents covered by the agreement are invalidated by competent judicial or administrative authorities in the U.S. and no measure has been taken to appeal the invalidation. Either party may terminate the agreement upon written notice if the other party is in material breach of its obligations under the agreement for reasons within its control and responsibility and has not remedied the breach within 30 days of receiving written notice or in the event of bankruptcy, liquidation or receivership of the other party.

Cerdulatinib

Aciex agreement (Nicox)

In 2013, we entered into a license and collaboration agreement with Aciex Therapeutics, Inc., or Aciex, pursuant to which we granted Aciex an exclusive license to co-develop and co-commercialize cerdulatinib and certain related compounds for nonsystemic indications, such as the treatment and prevention of ophthalmological diseases by topical administration and allergic rhinitis by intranasal administration. In 2014, this agreement was amended to release all rights for cerdulatinib to us. The collaboration is now focused on development of other related compounds for topical ophthalmic indications. Under the agreement, we will share development costs with Aciex and be entitled to receive either a share of the profits generated by any eventual products or royalty payments. We retain rights to other indications, including dermatologic disorders.

Ora agreement

In 2015, we entered into a license and collaboration agreement with Ora pursuant to which we granted Ora an exclusive license to co-develop and co-commercialize one of our specific Syk inhibitors. Ora has the primary responsibility for conducting the research and development and regulatory activities under this agreement. We are obligated to provide assistance in accordance with the agreed-upon development plan, as well as participate on various committees.

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

Dermavant agreement

In 2016, we granted an exclusive, worldwide license to Dermavant Sciences GmbH, or, Dermavant, to develop and commercialize cerdulatinib in topical formulation for all indications, excluding oncology, in exchange for a non-refundable upfront payment of $8.8 million and contingent development and regulatory milestones and commercial milestone payments based on worldwide annual net sales. Additionally, Dermavant is required to pay us royalties on worldwide net sales of all products commercialized under the agreement throughout the license term, which continues on a country-by-country basis until the later of the 10th anniversary of the first commercial sale or the expiration of the last valid patent.

See Note 6 and Note 8 in the Notes to Consolidated Financial Statements contained in the section of this report entitled “Financial Statements and Supplementary Data” for a more detailed description of the agreements and accounting assessments associated with certain of these agreements.

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

Syk Selective Inhibitors

In the market for treatment of allergic conjunctivitis, PRT02761, if approved, will compete with existing products, such as topical antihistamines, corticosteroids, and mast cell stabilizers and potentially with other products currently in development by a number of different companies.

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

As of December 31, 2016, we owned 47 issued U.S. patents, 27 U.S. patent applications and 281 issued patents and 145 patent applications in other jurisdictions. We also co-owned 17 additional patents and patent applications. In addition, as of December 31, 2016, we have licensed 196 issued patents and 39 patent applications from third parties, mostly on an exclusive basis. The patent portfolios for our leading product candidates as of December 31, 2016 are summarized below.

Betrixaban

Our betrixaban patent portfolio includes 22 issued U.S. patents and 4 U.S. patent applications covering the composition of and methods of making and using betrixaban or its analogs, including those owned by us and those licensed from Millennium. The U.S. issued patents relating to the composition of matter of betrixaban are not due to expire before September 2020 and may be extended  up to September 2025, if betrixaban receives regulatory approval and if the necessary eligibility requirements are met, pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. Related international patent applications have issued or been allowed in 37 countries and are pending in a number of other countries. These international patents and patent applications, if issued, would not be due to expire before September 2020.

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

Andexanet alfa

Our fXa inhibitor antidote patent portfolio is wholly owned by us and includes 10 issued U.S. patents and 13 U.S. patent applications covering the composition of and methods of making and using andexanet alfa or its analogs.  We retain full commercialization rights to andexanet alfa on a worldwide basis except for Japan where commercial rights have been licensed to BMS and Pfizer.

The last to expire of the U.S. patents is not expected to expire before July 2030.A related international patent application has issued in Australia, New Zealand, China, Japan, Mexico, Singapore, Canada, South Africa, and Europe, another related international patent application has issued in China, Japan, New Zealand, Mexico, Singapore, Australia, and South Korea. These international patents and patent applications, if issued, would not be due to expire before September 2028. Several other international patent applications have issued in Europe and other countries, and international patent applications are still pending in Europe and a number of other countries.

Cerdulatinib

Our dual Syk-JAK inhibitor patent portfolio is owned in part by us and licensed in part from Astellas and includes five issued U.S. patents covering the composition of and methods of making and using cerdulatinib or its analogs. The last to expire of the U.S. patents is not expected to expire before July 2029. Related international patent applications have issued or been allowed in 47 countries and are pending in  a number of other countries. These international patents and patent applications, if issued, would not be due to expire before April 2029.

Syk Selective Inhibitors

Our Syk-specific inhibitor patent portfolio is owned by us and includes four issued U.S. patents covering the composition of and methods of making and using PRT2607 or its analogs. The last to expire of the U.S. patents is currently expected to expire in July 2029. Related international patent applications have issued or been allowed in 24 countries and, have been granted in Europe and are pending in a number of other countries. These international patents and patent applications, if issued, would not be due to expire before April 2029.

PCSK9

Our PCSK9 patent portfolio includes 4 U.S. patent applications covering the composition of and methods of making and using PCSK9 inhibitors, including those owned by us and those licensed from Serometrix. The U.S. patents relating to the composition of matter of PCSK9 inhibitors, if issued, are not due to expire before February 2034.  Related international patent applications are pending in 11 countries.  These international patent applications, if issued, would not be due to expire before February 2034.  Several international patent applications are still pending and if issued would not be due to expire before 2035.

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

Betrixaban

Betrixaban is manufactured using common chemical engineering and synthetic processes from readily available raw materials. We relied on Hovione to produce active pharmaceutical ingredient, or API, for betrixaban for our APEX study, and in April 2016 we entered into an agreement with Hovione to manufacture API for betrixaban at commercial scale.

Andexanet alfa

Andexanet alfa is a recombinant biologic molecule produced in living cells, a process that is inherently complex and requires specialized knowledge and extensive process optimization and product characterization to transform laboratory scale processes into reproducible commercial manufacturing processes.

Our current Phase 4 ANNEXA study is using clinical material with bulk drug substance manufactured by CMC ICOS Biologics, Inc., or CMC. In 2016, we entered into an Amended Restated Commercial Supply Agreement, or aCSA, with CMC that amends and restates the terms of the original CSA. The aCSA formally halted further efforts on the expanded 6x2,000L manufacturing line originally intended to support our potential U.S. launch and increases the number of batches to be manufactured on the 2,500L manufacturing line which has been the sole source of our clinical material to date.

Supply from CMC, even if successfully expanded, would not have been sufficient to meet projected worldwide demand for andexanet alfa, therefore, we have been developing an improved and more cost-effective process at Lonza since 2013. In 2014, we entered into a new commercial manufacturing agreement with Lonza, replacing the 2013 agreement, to produce commercial quantities of andexanet alfa using the improved and more-cost-effective process and perform pre-validation and validation work. This agreement has been subsequently amended to increase the number of batches to be manufactured per year, beginning in 2017, to match our projected clinical and commercial demand on a worldwide basis. We have successfully completed process validation at Lonza and expect to seek regulatory approval for the material manufactured by Lonza following initial approval.

See Note 7 in the Notes to Consolidated Financial Statements contained in the section of this report entitled “Financial Statements and Supplementary Data” and refer to the “Off-balance sheet arrangements and contractual obligations” portion of this report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of the agreements, obligations and accounting assessments.

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

NDA or BLA submission and review by the FDA

The results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA. The submission of an NDA or BLA requires payment of a substantial User Fee to FDA. The FDA may convene an advisory committee to provide independent expert clinical opinion on application review questions. The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure consistent batch to batch purity, identity, potency, and strength of the product candidate. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes, equipment and facilities are in compliance with cGMP requirements. Once the NDA submission has been accepted for filing (60 days post receipt of the application by the FDA), the FDA typically takes ten months to review the application and respond to the applicant, which can take the form of either a Complete Response Letter or Approval. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA approval of any NDA or BLA submitted by us will be at a time the FDA chooses. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed and require post-marketing requirements such as a Risk Evaluation and Mitigation Procedure or a Phase 4 study. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require Phase 4 post-marketing studies to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-marketing studies.

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

European Union, or EU, member states require both regulatory clearances by the national competent authority and a favorable ethics committee opinion prior to the commencement of a clinical trial. Under the EU regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. The centralized procedure is compulsory for medicines produced by certain biotechnological processes, products with a new active substance indicated for the treatment of certain diseases, such as neurodegenerative disorder or diabetes and products designated as orphan medicinal products and optional for those products which are highly innovative or for which a centralized process is in the interest of patients. The decentralized procedure of approval provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, known as the reference member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials (draft summary of product characteristics, draft labeling and package leaflet) to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The sponsor responds to any inquiries and the final report is issued on the 120th day from submission of application. The final report is forwarded to the EMA for review and approval. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states.

Employees

As of December 31, 2016, we had 163 full-time employees, 25 of whom hold Ph.D. degrees and six of whom hold M.D. degrees. Of the full-time employees, 106 employees are engaged in research and development and 57 are engaged in general administration, business development, sales and marketing. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and selling, general and administrative expenses related to our operations. We expect to incur substantial and increasing losses as we continue to develop and commercialize our product candidates. As of December 31, 2016, we had an accumulated deficit of approximately $918.3 million.

To date, we have financed our operations primarily through sales of our equity securities, collaborations, including a loan from one of our collaboration partners, a sale of a royalty stream from future product sales, sales of commercial and development rights to some of our product candidates, and to a lesser extent, government grants, equipment leases, venture debt and with the benefit of tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidates. We anticipate that we will continue to incur substantial expenses as we:

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we enter into licensing and collaboration agreements with other companies that may include development funding and upfront and milestone payments, which could have a significant impact on our operating results. Accordingly, our future operating results could depend to a material extent on payments under our existing or future licensing, collaboration and royalty arrangements, as well as any potential sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

We are advancing multiple product candidates through the research and clinical development process. The completion of the development and the preparation for commercialization of our product candidates will continue to require substantial funds. As of December 31, 2016, we had $318.8 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

Our BLA for andexanet alfa was not approved by the FDA and although we are still pursuing regulatory approval, we will need to address deficiencies raised by the FDA before we can re-submit our BLA.

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

The results from our APEX clinical trial may cause betrixaban regulatory approval to be delayed, more costly or not be obtained at all.

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

The primary efficacy and safety analysis for APEX consisted of three pre-specified patient groups of increasing sample size: Cohort 1 - patients with elevated D-dimer levels (62% of the overall study population), Cohort 2 - patients with elevated D-dimer levels or age >75 years (91% of the overall study population), and the overall study population. By protocol definition, primary efficacy analysis testing of Cohort 1 was done first and required a p-value of 0.05 or less in order to test Cohort 2, which in turn required a p-value of 0.05 or less in order to test the overall study population. Cohort 1 achieved a p-value of 0.054, which did not meet the threshold.

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

Although APEX did not meet its primary efficacy endpoint for Cohort 1, we continue to pursue an approval pathway with the FDA based on efficacy and safety data we believe was demonstrated by the study as a whole. In December 2016 our betrixaban NDA was accepted for filing by the FDA and granted priority review with a PDUFA date of June 24, 2017. However, the FDA has substantial discretion in the approval process and may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent regulatory approval. For example, as APEX failed to meet the required p value for Cohort 1, the FDA may not be willing to assess efficacy data from Cohort 2 and the overall study population. Even if the FDA does agree to review efficacy and safety data from Cohort 2 and the overall study, the FDA may still determine that the data from the APEX trial are insufficient to support the approval of betrixaban and that one or more additional clinical trials of betrixaban would be required to be successfully conducted by us in order to support any such approval, including with respect to any plan for statistical analysis we identify that we believe may potentially support such approval. If we are required to successfully conduct and complete any additional clinical trials of betrixaban in order to support approval of betrixaban, we would be required to obtain additional capital and there can be no assurances that we would be successful in additional clinical development of betrixaban. Further, the decision to conduct any additional clinical trials would need to be made in the context of the time required to conduct such trials in relation to the remaining patent life of betrixaban, which could make additional trials commercially non-viable even if we believed such trials otherwise carried an acceptable likelihood of success. Any regulatory approval we ultimately obtain may be limited in scope or subject to restrictions or post-approval commitments that render the product not commercially viable.

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

For example, the ANNEXA-4 study of andexanet alfa is our first experience in patients with major bleeding who are receiving a factor Xa inhibitor. Because we have limited first-hand enrollment experience in this patient population, our enrollment forecasts are estimated based on our understanding of enrollment experience of similar studies conducted by others in similar patient populations.  Our current forecasts suggest that enrolling up to 350 patients should ensure that a sufficient number are able to be included in the primary analysis. However, if after enrolling 350 patients, the true number of evaluable patients is less than required, it may be necessary to continue enrolling additional patients beyond the planned 350. Enrollment of additional patients (or slower than anticipated enrollment of the currently planned 270 patients) could increase the cost and duration of the study, and could result in alterations of the clinical plan including, but not limited to, opening of additional sites or geographic regions, both of which would result in increased costs. In addition, our cerdulatinib clinical studies will require enrollment of patients who have failed current therapies or have relapsed due to mutations. Finding and enrolling a sufficient number of patients for our expansion Cohorts could be difficult, time consuming and expensive because enrollment of clinical patients in the oncology space is often highly competitive and we have limited experience enrolling oncology patients in clinical trials.

Even if andexanet alfa is approved by the FDA, this approval may be limited to certain indications, additional clinical studies and regulatory applications may be required to expand andexanet alfa indications and we can provide no assurances that such additional clinical studies or regulatory applications will be successful.

We are developing andexanet alfa as a universal antidote for patients receiving a Factor Xa inhibitor anticoagulant when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery/urgent procedures. Our ANNEXA-4 Phase 4 study is being conducted in patients receiving either a direct or indirect Factor Xa inhibitor who present with an acute major bleed, and our ANNEXA Phase 3 registration-enabling studies have been conducted on healthy volunteers. It is not certain at this time which indications, if any, the FDA will approve based on this data. For example, in the CRL, the FDA stated that we have not provided sufficient information to permit labeling of andexanet alfa for safe and effective use for the proposed indication. The FDA has also asked us for additional data to support the inclusion of edoxaban and enoxaparin in the label, and indicated it needed to finalize its review of the clinical studies required as post-marketing commitments. These observations in the CRL creates greater risk concerning our efforts to obtain U.S. approval for andexanet alfa as a universal antidote for Factor Xa inhibitors as the issues raised and information requested by the FDA may be costly and time-consuming to address and generate. As a result of these observations, we could decide or be required to seek our initial approval on a more narrow indication relating to serious bleeds among patients on the two most broadly used Factor Xa inhibitors, apixaban and rivaroxaban. Our studies have also not included patients requiring emergency surgery or urgent procedures and we do not anticipate obtaining this indication without clinical data. Additional clinical studies will be required to support our targeted indications, which will require additional time and expense and may not prove successful. Limitations in our label for andexanet alfa will reduce the number of patients for whom andexanet alfa is indicated and could reduce the size of the anticipated market and our financial prospects. Further, there is no guarantee that any efforts that we decide to undertake will meet the FDA’s requirements, and we may not receive approval at all for andexanet alfa, even in a more narrow indication despite such efforts.

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

Our commercial manufacturing strategy for andexanet alfa is also subject to substantial uncertainty due to items raised by the FDA in the CRL. Changes to our manufacturing strategy, and addressing the manufacturing items in the CRL, will require additional time and capital and may not be successful. For example, we have suspended our efforts to expand post-approval supply based on an expanded generation 1 Line C manufacturing line at CMC Biologics and are focusing our efforts on expanding post approval through our generation 2 manufacturing process at Lonza. We still intend to seek commercial approval based on generation 1 supply from CMC Biologics using the Line A/B manufacturing process. Line A/B produces the andexanet alfa used in our clinical studies on a small scale and is capable of manufacturing only  limited supply to support a commercial launch in relation to projected demand. We are currently discussing options with the FDA and our commercial manufacturing organizations for expanding commercial supply post-approval. Without material from the Line C manufacturing facility, even if approved, commercial supply of andexanet alfa at launch will likely be limited to our Line A/B supply until such time as we can the obtain approval for the material manufactured at Lonza.

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

We do not own facilities for clinical-scale or commercial manufacturing of our product candidates and we rely on third-party suppliers to manufacture each of our product candidates. For example, we have contracted with CMC Biologics to manufacture andexanet alfa bulk drug substance to support our potential U.S. commercial launch, and we have engaged Lonza to develop a new, higher-capacity and lower cost process for andexanet alfa bulk drug substance in order to support our broader, worldwide commercialization strategy. Following our receipt of the CRL, this manufacturing and commercialization strategy is under review and subject to substantial uncertainty.  We have entered into a manufacturing agreement with Hovione Limited for the manufacture of betrixaban and will likely rely on this manufacturing organization to supply betrixaban for commercial launch. We also rely or expect to rely on other third party providers for raw materials, drug substance and drug product manufacturing, packaging, labeling and supply chain distribution. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug supply necessary for our clinical and commercial needs, or if any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product candidate until a qualified alternative supplier is identified, which could also significantly delay the development of, and impair our ability to commercialize, our product candidates.

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

We are a party to intellectual property license agreements with third parties, including with respect to betrixaban, cerdulatinib, one of our selective Syk inhibitors, and our PCSK9 program, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we may not be able to develop and market any product that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms or our not having sufficient intellectual property rights to operate our business. The occurrence of such events could materially harm our business.

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

While the U.S. Supreme Court upheld the constitutionality of most elements of the Affordable Care Act in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. In addition, Congress has in the past proposed and likely will continue to propose a number of legislative initiatives, including possible repeal of the Affordable Care Act.In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of Affordable Care Act.  The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of Affordable Care Act that are repealed. At this time, it remains unclear whether there will be any changes made to the Affordable Care Act, whether to certain provisions or its entirety. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

Based, in part, on a review of SEC filings, we believe that our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own a significant percentage of our outstanding shares of common stock, based on shares of common stock outstanding as of December 31, 2016. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our executive officers are parties to agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $3.8 million for severance and other benefits and acceleration of vesting of equity awards with a value of approximately $9.0 million as of December 31, 2016, based on the closing price of our common stock of $22.4 on such date in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of equity awards could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is listed on The NASDAQ Global Select Market under the symbol “PTLA”. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ Global select Market:

	Low	High
Fiscal Year ending December 31, 2015
First Quarter	$26.26	$43.63
Second Quarter	$35.00	$49.37
Third Quarter	$39.76	$57.96
Fourth Quarter	$40.89	$52.89
Fiscal Year ending December 31, 2016
First Quarter	$18.20	$51.19
Second Quarter	$20.17	$28.74
Third Quarter	$18.30	$28.60
Fourth Quarter	$15.68	$26.36

On February 21, 2017, the last reported sale price of our common stock as reported on The NASDAQ Global Select Market was $32.66 per share.

As of February 21, 2017, there were 56,557,396 shares of our common stock issued and outstanding with 17 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

STOCK PRICE PERFORMANCE GRAPH

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from May 22, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2016. The figures represented below assume an investment of $100 in our common stock at the closing price of $15.15 on May 22, 2013 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on May 22, 2013 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	May 22, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Portola Pharmaceuticals, Inc.	PTLA	$100.00	$162.08	$176.57	$169.97
NASDAQ Composite Index	IXIC	$100.00	$96.08	$115.99	$125.56
NASDAQ Biotechnology Index	NBI	$100.00	$98.27	$108.90	$120.60

$100 investment in stock or index	Ticker	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Portola Pharmaceuticals, Inc.	PTLA	$170.96	$192.61	$166.86	$186.93
NASDAQ Composite Index	IXIC	$121.24	$127.28	$129.74	$136.75
NASDAQ Biotechnology Index	NBI	$130.83	$142.35	$151.50	$168.38

$100 investment in stock or index	Ticker	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Portola Pharmaceuticals, Inc.	PTLA	$250.56	$300.66	$281.32	$339.60
NASDAQ Composite Index	IXIC	$141.51	$143.99	$133.40	$144.58
NASDAQ Biotechnology Index	NBI	$190.61	$204.79	$167.93	$187.61

$100 investment in stock or index	Ticker	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Portola Pharmaceuticals, Inc.	PTLA	$134.65	$155.78	$149.90	$148.12
NASDAQ Composite Index	IXIC	$144.50	$142.73	$160.41	$146.93
NASDAQ Biotechnology Index	NBI	$140.61	$139.83	$153.38	$155.43

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

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following consolidated selected financial data together with the section of this report entitled “Management’s discussion and analysis of financial condition and results of operations” and our consolidated financial statements and the related notes included in this report. The consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2013 and 2012, and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated statements of operations data:
Collaboration and license revenue	$35,504	$12,070	$9,625	$10,531	$72,042
Operating expenses:
Research and development	246,854	200,376	123,639	79,286	49,717
Selling general and administrative	58,235	38,869	23,552	15,423	11,469
Total operating expenses	305,089	239,245	147,191	94,709	61,186
(Loss) Income from operations	(269,585)	(227,175)	(137,566)	(84,178)	10,856
Interest and other income, net	1,411	305	441	826	510
Interest expense	61	–	–	–	–
(Loss) Income before income taxes	(268,113)	(226,870)	(137,125)	(83,352)	11,366
Income tax benefit	–	(365)	–	–	–
Net (loss) income	$(268,113)	$(226,505)	$(137,125)	$(83,352)	$11,366
Net income attributable to Noncontrolling interest (SRX Cardio)	$(930)	$–	$–	$–	$–
Net (loss) income attributable to Portola	$(269,043)	$(226,505)	$(137,125)	$(83,352)	$–
Net (loss) income per share attributable to Portola stockholders:
Basic and Diluted	$(4.76)	$(4.36)	$(3.19)	$(3.65)	$–
Shares used to compute net (loss) income per share attributable to Portola common stockholders:
Basic and Diluted	56,480,647	51,981,463	42,977,463	22,842,443	1,350,939

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

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated balance sheet data:
Cash, cash equivalents and investments	$318,771	$460,161	$392,303	$319,036	$137,384
Working capital	263,264	414,431	273,946	247,153	116,089
Total assets	343,436	502,924	416,495	325,731	146,001
Convertible preferred stock	–	–	–	–	317,280
Notes Payable	50,061	–	–	–	–
Noncontrolling interest (SRX Cardio)	2,157	2,927	–	–	–
Total stockholders' equity (deficit)	192,689	430,323	347,802	296,335	(191,569)

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic disorders and inflammation for patients who currently have limited or no approved treatment options. We are advancing three programs, including betrixaban, an oral, once-daily fXa inhibitor, andexanet alfa, a recombinant protein designed to reverse the anticoagulant effect in patients treated with an oral or injectable Factor Xa inhibitor and cerdulatinib, a Syk/JAK inhibitor in development to treat hematologic cancers.

Our late stage development programs address significant unmet medical needs in the area of thrombosis, or blood clots. Betrixaban, a U.S. Food and Drug Administration, or FDA,-designated Fast Track novel oral once-daily inhibitor of Factor Xa, is being developed for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, or VTE, in acute medically ill patients for 35 days of in-hospital and post-discharge use. Currently, there is no anticoagulant approved for extended duration VTE prophylaxis in the acute medically ill population. These are patients who are hospitalized for serious common medical conditions, such as heart failure, stroke, infection and pulmonary disease. Our pivotal Phase 3 APEX Study enrolled 7,513 patients at more than 450 clinical sites worldwide and assessed the superiority of extended-duration anticoagulation with oral betrixaban for 35 - 42 days compared with standard-duration injectable enoxaparin for 10+4 days in preventing VTE in high-risk acute medically ill patients. In May 2016, we reported data from our APEX study. The primary efficacy and safety analysis for APEX consisted of three pre-specified patient groups of increasing sample size: Cohort 1 - patients with elevated D-dimer levels (62% of the overall study population), Cohort 2 - patients with elevated D-dimer levels or age ≥75 years (91% of the overall study population), and the overall study population. By protocol definition, primary efficacy analysis testing of Cohort 1 was done first and required a p-value of 0.05 or less in order to test Cohort 2, which in turn required a p-value of 0.05 or less in order to test the overall study population. Cohort 1 achieved a p-value of 0.054, which did not meet the threshold. Cohort 2 and the overall study population achieved p-values of 0.029 and 0.006, respectively. There was no statistical difference in major bleeding between the betrixaban and enoxaparin arms in any of these three patient groups. The number of fatal bleeds was balanced between the two arms, and the number of intracranial hemorrhages was numerically lower in the betrixaban arm. Positive net clinical benefit with betrixaban was observed. Our New Drug Application, or NDA, was accepted by the FDA in December 2016 with a Prescription Drug User Fee Act, or PDUFA, date of June 24, 2017 under priority review. The PDUFA date is the goal date for the FDA to complete its review of the NDA. We were informed in February 2017, as part of our mid-cycle review meeting, that the FDA does not plan to hold an Advisory Committee to facilitate their evaluation of betrixaban. Also, our Marketing Authorization Application or MAA, to the European Medicines Agency or EMA’s Committee for Medicinal Products for Human Use, or CHMP, was accepted in December 2016 under a standard review period.

Our second lead compound, andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a Factor Xa inhibitor. Andexanet alfa has potential indications for patients anticoagulated with a direct or indirect Factor Xa inhibitor when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery or urgent procedures. We have completed Phase 3 registration studies in healthy volunteers and are conducting a Phase 4 confirmatory trial in patients. We filed a Biologics License Application, or BLA, with the FDA in the first quarter of 2016 and a MAA with the EMA in the third quarter of 2016 which has been accepted and is currently under review.

On August 17, 2016, we received a Complete Response Letter, or CRL, regarding our BLA for andexanet alfa from the FDA. In the CRL, the items raised by the FDA primarily relate to the manufacturing process and analytical testing of andexanet alfa. The FDA has also asked us for additional data to support the inclusion of edoxaban and enoxaparin in the label, and indicated it needed to finalize its review of the clinical studies required as post-marketing commitments. We will need to address the items identified by the FDA in a re-submission of our BLA before we can obtain regulatory approval to commercialize andexanet alfa. In addition to the initial regulatory approval of our BLA we will also need additional subsequent approval of our Gen2 manufacturing process before we will be able to produce commercial quantities of andexanet alfa.

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

In addition to our three lead product candidates, we have other early research and development programs including a collaboration with Ora Inc. for the development of Syk-selective inhibitors for allergic conjunctivitis and an exclusive in-license agreement with SRX Cardio LLC to explore a novel approach to develop a drug in the field of hypercholesterolemia.

Collaboration and License agreements

We obtained exclusive rights to research, develop and commercialize certain compounds that inhibit fXa, including betrixaban, from Millennium Pharmaceuticals, Inc., or Millennium, in August 2004. We are required to make certain license fee, milestone, royalty and sublicense sharing payments to Millennium as we develop, commercialize or sublicense betrixaban and other products from the fXa Program.

We have entered into multiple collaboration and license agreements with BMS and Pfizer, Bayer and Janssen, and Daiichi since 2013 aimed at advancing andexanet alfa through late stage development and regulatory approval by the FDA, EMA and Japan. We retained all commercial rights under these agreements, except for the 2016 collaboration and license agreement with BMS and Pfizer that provided them exclusive rights to develop and commercialize andexanet alfa in Japan.

We obtained certain exclusive rights to research, develop and commercialize Syk inhibitors, including cerdulatinib, from Astellas Pharma, Inc., or Astellas, in 2005. In December 2016, we entered into an agreement with Dermavant Sciences GmbH, or Dermavant, whereby they obtained an exclusive worldwide license to develop and commercialize cerdulatinib in topical formulation for all indications, excluding oncology.

See “Collaboration and License Agreements” contained in the section of this report entitled “Business” for a detailed description of historical terms with our collaborators, licensees and licensors. Also see Note 6 and Note 8 in the Notes to Consolidated Financial Statements contained in the section of this report entitled “Financial Statements and Supplementary Data” for a more detailed description of the agreements and accounting assessments associated with these agreements.

Financial operations overview

Revenue

Our revenue to date has been generated from collaboration and license revenue pursuant to our collaboration agreements.  We may be entitled to additional milestone payments and other contingent payments upon the occurrence of specific events primarily related to clinical, manufacturing and regulatory events specified in our collaboration agreements. Due to the nature of these collaboration agreements and the nonlinearity of the earnings process associated with certain payments and milestones, we expect that our revenue will continue to fluctuate in future periods.

In the future, we may receive revenue from sale of our products, if approved. Betrixaban is currently under review by both the FDA and EMA. Andexanet alfa is under review by the EMA and we are in the process of responding to the issues raised in the CRL in order to re-submit a BLA to the FDA.

The following table summarizes the sources of our collaboration and license revenue for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
BMS and Pfizer	$6,583	$1,540	$1,497
Daiichi Sankyo	10,421	4,578	4,287
Bayer and Janssen	8,248	5,740	3,598
Bayer	1,450	–	–
Dermavant	8,750	–	–
Other	52	212	243
Total collaboration and license revenue	$35,504	$12,070	$9,625

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

We expect our research and development expenses to be similar or slightly lower in the future as our late stage thrombosis programs work through the regulatory approval process and we prepare for commercialization. Also, if we receive FDA and EMA approval of andexanet alfa and betrixaban, a substantial portion of our future manufacturing costs will be capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold. Further, expenses incurred for setting up additional manufacturing facilities may be categorized as research and development expense or as manufacturing start-up costs, a component of operating expenses, based on the significance of the process changes and enhancements at the additional manufacturing facility. The timing and amount of expenses incurred will depend upon FDA approval and the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, start-up manufacturing and supply chain costs and any costs associated with the advancement of our preclinical programs.

The following table summarizes our research and development expenses by product candidate:

	Phase of	Year Ended December 31,
	Development	2016	2015	2014
		(in thousands)
Product candidate
Betrixaban	Phase 3	$58,438	$80,425	$64,252
Andexanet alfa	Phase 3 and 4	171,460	106,754	52,576
Cerdulatinib	Phase 1/2a	12,900	10,723	5,861
Syk selective inhibitor	Pre-clinical	172	117	(41)
Other research and development expenses(1)		3,884	2,357	991
Total research and development expenses		$246,854	$200,376	$123,639

(1)	Amounts in all periods include costs for other potential product candidates.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services and sales and marketing expenses related to commercial launch preparation. Personnel costs consist of salaries, benefits and stock-based compensation. In addition, if any of our product candidates receive regulatory approval for commercial sale, we expect to incur significant additional expenses associated with the establishment of a hospital-based sales force in the United States and possibly other major markets, as well as commercial infrastructure initiatives including information technology systems quality and compliance systems, and personnel support for the commercial organization.

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

Our performance obligations under our collaborations include the transfer of intellectual property rights (licenses), obligations to provide research and development services and related clinical drug supply, obligation to provide regulatory approval services and obligations to participate on certain development and/or commercialization committees with the collaborators. If we determine that multiple deliverables exist, the consideration is allocated to one or more units of accounting based upon the best estimate of the selling price of each deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  In order to account for multiple element arrangements, we identify the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in our control. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement shall be combined with the other applicable undelivered items within the arrangement. For a combined unit of accounting, non-refundable upfront payments are recorded as deferred revenue in our consolidated balance sheet and are recognized as collaboration revenue over our estimated period of performance that is consistent with the terms of the research and development obligations contained in each collaboration agreement. We regularly review the estimated periods of performance related to our collaborations based on the progress made under each arrangement. Our estimates of our performance period may change over the course of the collaboration term. Such a change could have a material impact on the amount of revenue we record in future periods.

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

•	estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and
•	periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

•	fees paid to CROs in connection with preclinical and toxicology studies and clinical studies;
•	fees paid to investigative sites in connection with clinical studies;
•	fees paid to CMOs in connection with the production of our product candidates prior to qualifying for capitalization as inventory; and
•	professional service fees for consulting and related services.

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

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the expected term and the price volatility of the underlying stock. The expected term of employee options granted is determined using the simplified method (based on the midpoint between the vesting date and the end of the contractual term). As sufficient trading history does not yet exist for our common stock, therefore our estimate of expected volatility is based on the weighted average volatility of other companies with similar products under development, market, size and other factors and our volatility.

Prior to our IPO in May 2013, stock-based compensation cost was measured at the date of grant, based on the estimated fair value of the award as determined by our board of directors and recognized as expense on a straight-line basis over the requisite service period. Our board of directors, with the assistance of management and, in some cases, an independent third-party valuation specialist, determined the estimated fair value of our common stock. In determining the estimated fair value of our common stock, our board of directors used a combination of the market multiple approach and the IPO value approach to estimate the enterprise value of our company in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The per share common stock value was estimated  by allocating the enterprise value using the probability-weighted expected return method at each valuation date prior to December 2011 and commencing in December 2012. The per share common stock value was estimated by using the option pricing method at each valuation date between December 2011 and December 2012. For the options granted subsequent to our IPO, the exercise price of stock options is equal to the closing market price of the underlying common stock on the grant date.

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

Income taxes

We file U.S. federal income tax returns and California, Maryland, North Carolina, Pennsylvania, and Texas state tax returns. To date, we have not been audited by the Internal Revenue Service or any state income tax authority.

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

As of December 31, 2016, our total deferred tax assets were $377.6 million. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. In 2016, we performed an analysis on annual limitation as a result of ownership changes that may have occurred through December 2015. Our analysis indicates that a change occurred during 2013. As a result of this change, our net operating loss and tax credit carryforwards will not be subject to limitation in total, but we may be subject to a limitation as it relates to the timing of utilization. However, due to a lack of historical earnings and uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets.

Comparison of the years ended December 31, 2016 and 2015

Collaboration and license revenue

	Year Ended December 31,
	2016	2015	Increase	% Increase
	(in thousands, except percentages)
Collaboration and license revenue	$35,504	$12,070	$23,434	194%

The increase in collaboration and license revenue during 2016 compared to 2015 was primarily due to the increase in revenue related to our license agreement with Dermavant of $8.8 million, incremental revenue of $7.0 million from three collaboration and license agreements executed in the first quarter of 2016 to develop and commercialize andexanet alfa in Japan, and the achievement of $10.0 million in milestones related to our collaboration agreements compared to $2.0 million in 2015.

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

Research and development expenses

	Year Ended December 31,
	2016	2015	Increase	% Increase
	(in thousands, except percentages)
Research and development expenses	$246,854	$200,376	$46,478	23%

The increase in 2016 research and development expenses compared to 2015 was primarily due to the following:

•

increased program costs of $64.7 million to advance andexanet alfa, inclusive of $27.3 million one-time charge of CMC Biologics prepaid balance in the third quarter which was intended to be credited against future batch manufacturing costs;

•	decreased program cost of $22.0 million in development costs related to betrixaban following the completion of our APEX clinical trial enrollment in the fourth quarter of 2015;
•	increased program costs of $2.2 million to support cerdulatinib; and
•	increased program costs of $1.6 million to support early research programs that are not related to our primary programs of development.

We expect our research and development expenses to be similar or slightly lower in the future as we continue to advance our late stage thrombosis programs through regulatory approval and prepare for commercialization. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs.

Selling, general and administrative expenses

	Year Ended December 31,
	2016	2015	Increase	% Increase
	(in thousands, except percentages)
Selling, general and administrative expenses	$58,235	$38,869	$19,366	50%

The increase in selling, general and administrative expenses during 2016 compared to 2015 was primarily due to increased headcount- related costs of $12.7 million which includes an increase in stock-based compensation expense of $7.0 million, increased commercial launch preparation activities and business development related costs of $5.2 million, and increased costs associated with professional and accounting fees of $2.0 million.

We expect selling, general and administrative expenses to significantly increase as we continue to support our growing business and prepare for commercialization in 2017.

Interest and other income, net

	Year Ended December 31,
	2016	2015	Increase	% Increase
	(in thousands, except percentages)
Interest and other income, net	$1,472	$305	$1,167	383%

Interest and other income, net increased during 2016 compared to 2015 primarily due to an increase in interest income of $672,000 due to higher investment balances in 2016. We incurred foreign exchange losses of $444,000 in 2016 compared to $1.0 million in 2015 as a result of fluctuations in the Euro and British pound sterling compared to the U.S. dollar and its impact on services we purchase from vendors denominated in foreign currencies.

Comparison of the years ended December 31, 2015 and 2014

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

Interest and other income, net

	Year Ended December 31,
	2015	2014	Decrease	% Decrease
	(in thousands, except percentages)
Interest and other income (expense), net	$305	$441	$(136)	(31%)

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

Liquidity and capital resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the sale of equity securities and payments received from our collaboration partners. Our expenditures are primarily related to research and development activities which include clinical trial costs, manufacturing costs and commercial preparation costs. At December 31, 2016, we had available cash, cash equivalents and investments of $318.8 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Since inception, in connection with our agreements with Novartis, Merck, Biogen Idec, BMS and Pfizer, Bayer and Janssen, Lee’s, Daiichi and Dermavant, we have received payments in the aggregate amount of $285.5 million, as initial upfront payments, contingent consideration and milestone payments. Of this amount, $8.3 million is subject to a refund provision included in our Phase 3 clinical collaboration agreement with BMS and Pfizer and $8.0 million is contingently payable back to Daiichi upon approval of andexanet alfa based on 1% of world-wide net sales. Further, in December 2016, we entered into a supplemental funding support loan agreement with BMS and Pfizer and received $50.0 million, to be used exclusively for the development of andexanet alfa, in exchange for promissory notes that require us to repay an amount in the range of $60.0 million to $65.0 million based on 5% of net sales of andexanet alfa in the U.S. and EU. The maximum repayment of $65.0 million is payable in December 2024 irrespective of our commercial status. See Note 6 and Note 9 in the Notes to Consolidated Financial Statements contained in the section of this report entitled “Financial Statements and Supplementary Data” for a more detailed description of these arrangements.

Additionally, in February 2017, we entered into a $150.0 million royalty agreement with HealthCare Royalty Partners, or HCRP. Under the terms of the agreement, we received $50.0 million at closing and may receive an additional $100.0 million upon FDA approval of andexanet alfa in exchange for a tiered, mid-single-digit royalty based on worldwide net sales of andexanet alfa. The maximum total royalty payments under the agreement is 195% of the amount funded by HCRP. If andexanet alfa is not approved we will not receive the additional $100 million and we will have no obligation to repay the $50 million received previously at closing.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash used in operating activities	$(196,455)	$(207,252)	$(100,706)
Cash provided by/(used in) investing activities	$140,706	$52,945	$(139,152)
Cash provided by financing activities	$57,741	$283,282	$179,599
Net increase (decrease) in cash	$1,992	$128,974	$(60,259)

Cash used in operating activities

Cash used in operating activities was $196.5 million for the year ended December 31, 2016, compared to cash used of $207.2 million for the year ended December 31, 2015. Operating cash flows can differ from our consolidated net loss as a result of differences in the timing of cash receipts and non-cash charges.

Cash used in operating activities for the year ended December 31, 2016 included payments made to our contract manufacturing organizations for the manufacture of andexanet alfa and betrixaban totaling $83.0 million and $22.1 million, respectively, $116.0 million of disbursements to third party vendors to support ongoing research and development and selling, general and administrative operations, and $32.1 million in payroll and related employee costs. These cash outflows were partially offset by cash receipts of $56.3 million. Our cash receipts related primarily to upfront payments due upon entering into new or amended arrangements with collaborators and licensees in 2016 totaling $40.8 million, and the receipt of $13.8 million in cash following achievement of milestones from existing collaboration arrangements.

Cash used in operating activities for the year ended December 31, 2015, was $207.3 million, reflecting a net loss of $226.5 million, which was decreased by non-cash charges of $22.9 million for stock-based compensation, $3.2 million for amortization of premium on investments and $1.3 million for depreciation and amortization. Cash used in operating activities also reflected an increase in net operating assets of $7.7 million, primarily due to an increase in prepaid research and development expense of $15.3 million partially offset by a decrease in prepaid and other long-term assets of $3.6 million related to batch initiation payments for andexanet alfa manufacturing, and amortization of upfront payments for andexanet alfa manufacturing. Prepaid and other current assets decreased by $1.0 million, mainly due to a decrease in interest receivable on our investment portfolio of $547,000 due to the timing and duration of investments. Our receivables from collaborators increased by $1.0 million relating to achievement of a milestone under our Phase 3 collaboration agreement with Bayer and Janssen. Cash used in operating activities also reflected an increase in accrued research and development costs of $11.7 million related to higher clinical study and related costs as we continued to increase our research and development activities, an increase in accrued compensation and employee benefits of $2.1 million related to our increased headcount, an increase in short term deferred rent balance of $594,000 and long term deferred rent balance of $2.3 million related to our corporate office lease. Accounts payable decreased by $4.1 million, due to timely resolution and processing of invoices. Our deferred revenue decreased by $9.6 million due to amortization and recognition of revenue from various Phase 3 collaboration agreements entered into in 2014.

Cash used in operating activities for the year ended December 31, 2014 was $100.7 million, reflecting a net loss of $137.1 million, which was decreased by non-cash charges of $9.3 million for stock-based compensation, $3.7 million for amortization of premium on investments and $1.5 million for depreciation and amortization. Cash used in operating activities also reflected an increase in net operating assets of $21.7 million, primarily due to increases in accounts payable and accrued and other liabilities of $6.7 million related to higher clinical study and related costs as we increased our research and development activities, an increase in deferred revenue of $31.4 million due to an increase in deferred revenue of $13.0 million related to the upfront payments received from Bayer and Janssen, $15.0 million related to the upfront payments received from Daiichi Sankyo and $13.0 million related to the upfront payments received from BMS and Pfizer in the year ended December 31, 2015, partially offset by the recognition of collaboration revenue earned of $9.6 million from our collaboration agreements and an increase in accrued compensation and employee benefits of $1.1 million related to our increased headcount. Cash used in operating activities also reflected an increase in prepaid expenses and other current assets of $2.1 million and an increase of prepaid and other long-term assets of $15.6 million related to our upfront payment for andexanet alfa manufacturing of $14.6 million. Also reflected in cash used in operating activities is a decrease in receivables from collaborations of $0.3 million due to the receipt of research and development expenses reimbursable from Biogen Idec pursuant to our agreement with Biogen Idec.

Cash provided by (used in) investing activities

Cash provided by investing activities of $140.7 million for the year ended December 31, 2016 was primarily related to proceeds from maturities of investments of $394.7 million, offset by purchases of investments of $252.3 million and capital equipment of $1.9 million.

Cash used in investing activities of $52.9 million for the year ended December 31, 2015 was primarily related to purchases of investments of $266.1 million and capital equipment purchases of $4.7 million, and increase in restricted cash (SRX Cardio) of $341,000 and proceeds from maturities of investments of $324.1 million.

Cash used in investing activities of $139.2 million for the year ended December 31, 2014 was primarily related to purchases of investments of $332.2 million and capital equipment purchases of $1.6 million, partially offset by proceeds from sales of investments of $2.6 million and proceeds from maturities of investments of $192.0 million.

Cash provided by financing activities

Cash provided by financing activities of $57.7 million for the year ended December 31, 2016, was primarily related to $50.0 million in proceeds from a supplemental funding support loan agreement that we entered into with BMS and Pfizer and a further $8.0 million in funding from Daiichi.

Cash provided by financing activities for the year ended December 31, 2015 of $283.3 million, was primarily related to proceeds from our public offering, net of underwriting discounts and commissions, of $272.2 million, partially offset by payments of offering costs of $882,000 and proceeds from the exercise of stock options of $11.1 million and proceeds from purchases under our Employee Stock Purchase Plan of $837,000.

Cash provided by financing activities for the year ended December 31, 2014 of $179.6 million, was primarily related to proceeds from our public offering, net of underwriting discounts and commissions, of $175.2 million, partially offset by payments of offering costs of $0.6 million, and proceeds from the exercise of stock options of $5.0 million.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for additional product development and commercialization activities, or may need funds for currently planned activities sooner than planned. We currently have no credit facility or committed sources of capital other than the $100.0 million payment from HCRP contingent upon the FDA’s approval of andexanet alfa and potential milestones receivable under our current collaboration and license agreements. Our future funding requirements will depend on many factors, including the following:

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

If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt or royalty financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, royalty or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Off-balance sheet arrangements and contractual obligations

In December 2016, we entered into an Amended Restated Commercial Supply Agreement, or aCSA, with CMC Biologics which replaced the terms of the original agreement executed in July 2014. The enforceability of the terms of the aCSA were contingent upon certain events that were satisfied in January 2017, and as a result, we were released of any obligation to purchase batches on the 6x2,000 or Line C liter manufacturing line. Pursuant to the terms of the aCSA, we are required to purchase twenty batches on the Line A/B manufacturing line to be manufactured in 2017 and a further ten Line A/B batches to be manufactured in 2018 contingent upon the successful delivery of specified services in the aCSA. See Note 7 in the Notes to Consolidated Financial Statements contained in the section of this report entitled “Financial Statements and Supplementary Data” for a more detailed description of these agreements.

The following table summarizes our future contractual obligations, as of December 31, 2016:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Contractual Obligations:
Batch purchase commitments	$40,576	$17,911	$–	$–	$58,487
Purchase commitments	12,281	894	–	–	13,174
Notes Payable(1)	–	–	–	65,000	65,000
Operating lease obligations	2,603	5,447	696	–	8,746
Total contractual obligations	$55,460	$24,252	$696	$65,000	$145,407

(1)

See Note 9 in the Notes to Consolidated Financial Statements contained in the section of this report entitled “Financial Statements and Supplementary Data” for a more detailed description of the obligation.

We lease our corporate, laboratory and other facilities under an operating lease expiring in March 2020. These leases require us to pay taxes, insurance, maintenance and minimum lease payments. In addition to the above, we have committed to make potential future milestone payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement by us or our sub-licensees of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $265.0 million have not been recorded on our consolidated balance sheet as of December 31, 2016. We are also obligated to pay royalties, ranging generally from 1% to 6% of the selling price of the licensed component. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on future events, the achievement of which is subject to a significant number of risks and uncertainties.

We have also entered into agreements with contract manufacturers to develop approval-enabling validation batches and commercial scale manufacturing batches for andexanet alfa and betrixaban. These agreements include cancellable purchase commitments aggregating approximately $134.1 million over several years. These commitments are 100% cancellable as of December 31, 2016 without any cancellation fee and are not included in the contractual obligations table above as a purchase commitment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2016, we had cash, cash equivalents and investments of $318.8 million consisting of cash and liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development and manufacturing activities with vendors in Europe. Beginning in 2012, we have utilized foreign currency forward contracts to mitigate our exposure to foreign currency gains and losses. The balance of forward contracts was zero at December 31, 2016. We made payments in the aggregate amount of €26.8 million and £6.7 million to our European vendors during the year ended December 31, 2016. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the year ended December 31, 2016, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related disclosures included in Part IV, Item 15 of this annual report are incorporated by reference into this Item 8.

PORTOLA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Portola Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Portola Pharmaceuticals, Inc.  (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Portola Pharmaceuticals, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Portola Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 1, 2017

PORTOLA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$188,480	$186,488
Short-term investments	130,291	257,713
Restricted cash (SRX Cardio)	178	341
Receivables from collaborators	–	1,000
Prepaid research and development	7,299	16,976
Prepaid expenses and other current assets	2,680	3,059
Total current assets	328,928	465,577
Property and equipment, net	6,143	6,243
Intangible asset	3,151	3,151
Long-term investments	–	15,960
Prepaid and other long-term assets	5,214	11,993
Total assets	$343,436	$502,924
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,546	$10,279
Accrued compensation and employee benefits	4,806	5,459
Accrued research and development	23,818	24,195
Accrued and other liabilities	1,696	2,826
Deferred revenue, current portion	20,798	8,387
Total current liabilities	65,664	51,146
Notes payable, long-term	50,061	–
Long term obligation to Collaborator	8,000	–
Deferred revenue, long-term	24,965	18,629
Other long-term liabilities	2,057	2,826
Total liabilities	150,747	72,601
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized at December 31, 2016 and 2015; 56,544,218 shares and 56,359,515 shares issued and outstanding at December 31, 2016 and 2015, respectively	57	57
Additional paid-in capital	1,108,832	1,076,791
Accumulated deficit	(918,345)	(649,302)
Accumulated other comprehensive loss	(12)	(150)
Total Portola stockholders’ equity	190,532	427,396
Noncontrolling interest (SRX Cardio)	2,157	2,927
Total stockholders' equity	192,689	430,323
Total liabilities and stockholders’ equity	$343,436	$502,924

Amounts include the assets and liabilities of SRX Cardio, LLC, a consolidated variable interest entity (“VIE”). Portola's interests and obligations with respect to the VIE's assets and liabilities are limited to those accorded to Portola in its agreement with the VIE. See Note 8, “Asset Acquisition and License Agreements,” to these consolidated financial statements.

See accompanying notes

PORTOLA PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Collaboration and license revenue	$35,504	$12,070	$9,625
Operating expenses:
Research and development	246,854	200,376	123,639
Selling, general and administrative	58,235	38,869	23,552
Total operating expenses	305,089	239,245	147,191
Loss from operations	(269,585)	(227,175)	(137,566)
Interest and other income, net	1,472	305	441
Loss before taxes	$(268,113)	$(226,870)	$(137,125)
Income tax benefit	$–	$365	$–
Net loss	$(268,113)	$(226,505)	$(137,125)
Net income attributable to noncontrolling interest (SRX Cardio)	$(930)	$–	$–
Net loss attributable to Portola	$(269,043)	$(226,505)	$(137,125)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(4.76)	$(4.36)	$(3.19)
Shares used to compute net loss per share attributable to Portola common stockholders:
Basic and diluted	56,480,647	51,981,463	42,977,463

See accompanying notes

PORTOLA PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(268,113)	$(226,505)	$(137,125)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	138	89	(294)
Comprehensive loss	(267,975)	(226,416)	(137,419)
Comprehensive income attributable to noncontrolling interest (SRX Cardio)	(930)	–	–
Total comprehensive loss attributable to Portola	$(268,905)	$(226,416)	$(137,419)

See accompanying notes

PORTOLA PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

					Accumulated
			Additional		Other	Noncontrolling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	(SRX Cardio)	Equity (Deficit)
Balance at December 31, 2013	40,915,130	41	581,911	(285,672)	55	–	296,335
Exercise of employee stock options for cash	652,125	1	4,398	–	–	–	4,399
Lapse of repurchase rights related to common shares issued pursuant to early exercises	500	–	4	–	–	–	4
Issuance of common stock upon cashless exercise of common stock warrants	40,314	–	–	–	–	–	–
Issuance of common stock pursuant to ESPP purchase	28,737	–	579	–	–	–	579
Issuance of common stock in connection with public offering, net of underwriting discounts, commissions and issuance costs	7,130,000	7	174,614	–	–	–	174,621
Employee stock-based compensation expense	–	–	8,514	–	–	–	8,514
Compensation expense relating to stock options granted to consultants	–	–	769	–	–	–	769
Unrealized loss on available-for-sale securities, net of tax	–	–	–	–	(294)	–	(294)
Net loss	–	–	–	(137,125)	–	–	(137,125)
Balance at December 31, 2014	48,766,806	$49	$770,789	$(422,797)	$(239)	$–	$347,802
Exercise of employee stock options for cash	1,095,486	1	11,110	–	–	–	11,111
Lapse of repurchase rights related to common shares issued pursuant to early exercises	125	–	–	–	–	–	–
Issuance of common stock upon cashless exercise of common stock warrants	3,041	–	–	–	–	–	–
Issuance of common stock pursuant to ESPP purchase	30,307	1	836	–	–	–	837
Issuance of common stock in connection with public offering, net of underwriting discounts, commissions and issuance costs	6,463,750	6	271,090	–	–	–	271,096
Employee stock-based compensation expense	–	–	20,172	–	–	–	20,172
Compensation expense relating to stock options granted to consultants	–	–	2,794	–	–	–	2,794
Unrealized gain on available-for-sale securities, net of tax	–	–	–	–	89	–	89
Development Partner's noncontrolling interest upon consolidation	–	–	–	–	–	2,927	2,927
Net loss	–	–	–	(226,505)	–	–	(226,505)
Balance at December 31, 2015	56,359,515	$57	$1,076,791	$(649,302)	$(150)	$2,927	$430,323
Exercise of employee stock options for cash	54,045	–	401	–	–	–	401
Issuance of common stock pursuant to ESPP purchase	62,293	–	1,278	–	–	–	1,278
Issuance of common stock pursuant to RSU and PSU release	68,365	–	–	–	–	–	–
Employee stock-based compensation expense	–	–	30,285	–	–	–	30,285
Compensation expense relating to stock options granted to consultants	–	–	77	–	–	–	77
Unrealized gain on available-for-sale securities, net of tax	–	–	–	–	138	–	138
Net income attributable to Non Controlling interest (SRX Cardio)	–	–	–	–	–	930	930
Dividends to Non Controlling interest (SRX Cardio)'s shareholders	–	–	–	–	–	(1,700)	(1,700)
Net loss	–	–	–	(269,043)	–	–	(269,043)
Balance at December 31, 2016	56,544,218	$57	$1,108,832	$(918,345)	$(12)	$2,157	$192,689

See accompanying notes

PORTOLA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(268,113)	$(226,505)	$(137,125)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,924	1,311	1,542
Amortization of premium on investment securities	1,113	3,174	3,703
Stock-based compensation expense	30,362	22,858	9,333
Non-cash interest	61	–	–
Change in reserve for uncertain tax position	–	(365)	–
Unrealized loss on foreign currency forward contracts	–	–	114
Changes in operating assets and liabilities:
Receivables from collaborations	1,000	(943)	252
Prepaid research and development	9,677	(15,290)	(745)
Prepaid expenses and other current assets	378	1,001	(1,383)
Prepaid and other long-term assets	6,779	3,619	(15,559)
Accounts payable	4,308	(4,061)	10,763
Accrued compensation and employee benefits	(653)	2,054	893
Accrued research and development	(377)	11,650	(3,565)
Accrued and other liabilities	(892)	1,531	(261)
Deferred revenue	18,747	(9,569)	31,374
Other long-term liabilities	(769)	2,281	(42)
Net cash used in operating activities	(196,455)	(207,252)	(100,706)
Investing activities
Purchases of property and equipment	(1,864)	(4,746)	(1,629)
(Increase)/decrease in restricted cash (SRX Cardio)	163	(341)	–
Purchases of investments	(252,323)	(266,068)	(332,171)
Proceeds from sales of investments	–	–	2,603
Proceeds from maturities of investments	394,730	324,100	192,045
Net cash provided by/ (used in) investing activities	140,706	52,945	(139,152)
Financing activities
Proceeds from public offering of common stock, net of underwriters discount	–	272,216	175,185
Payment of public offering costs	(242)	(882)	(564)
Proceeds from issuance of common stock pursuant to equity award plans	1,683	11,948	4,978
Dividends to Noncontrolling interest (SRX Cardio)'s shareholders	(1,700)	–	–
Proceeds from long-term note payables	50,000	–	–
Proceeds from long-term obligation to Collaborator	8,000	–	–
Net cash provided by financing activities	57,741	283,282	179,599
Net increase (decrease) in cash and cash equivalents	1,992	128,974	(60,259)
Cash and cash equivalents at beginning of year	186,488	57,514	117,773
Cash and cash equivalents at end of year	188,480	186,488	57,514
Noncash investing and financing activities:
Net change in accrued offering cost	$(238)	$238	$–
Net change in accounts payable related to purchase of property and equipment	$–	$5	$89

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

Public Offerings

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

2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of Portola and its wholly owned subsidiaries and SRX Cardio,LLC (“SRX Cardio’) that is a variable interest entity (a “VIE”) for which Portola is deemed, under applicable accounting guidance to be the primary beneficiary as of December 31, 2016. For the consolidated VIE, we record net income attributable to noncontrolling interests in our Consolidated Statements of Operations equal to the percentage of the economic or ownership interest retained in such VIE by the respective noncontrolling parties. Unless otherwise specified, references to the Company are references to Portola and its consolidated subsidiaries and VIE. All intercompany transactions and balances have been eliminated upon consolidation.

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

Collaboration Customer Concentration

Collaboration customers who accounted for 10% or more of total collaboration and license revenues were as follows:

	Year Ended December 31,
	2016	2015	2014
Daiichi Sankyo, Inc.	29%	38%	45%
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	27%	48%	37%
Dermavant Sciences GmbH	25%	–	–
Bristol-Myers Squibb Company and Pfizer Inc.	19%	13%	16%

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Specific potential indicators of impairment include a significant decrease in the fair value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that affects the value of an asset, an adverse action or assessment by the FDA or another regulator or a projection or forecast that demonstrates continuing losses associated with an income producing asset. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2016, there have been no such losses.

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

Our performance obligations under our collaborations may include the transfer of intellectual property rights (licenses), obligations to provide research and development services and related clinical drug supply, obligations to provide regulatory approval services and obligations to participate on certain development and/or commercialization committees with the collaborators.  If we determine that multiple deliverables exist, the consideration is allocated to one or more units of accounting based upon the best estimate of the selling price of each deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  In order to account for multiple element arrangements, we identify the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in our control. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement shall be combined with the other applicable undelivered items within the arrangement.  For a combined unit of accounting, non-refundable upfront payments are recognized in a manner consistent with the final deliverable, which has generally been ratably over the period we provide research and development services.  Amounts received in advance of performance are recorded as deferred revenue in our consolidated balance sheet and are recognized as collaboration revenue. We regularly review the estimated periods of performance related to our collaborations based on the progress made under each arrangement. Our estimates of our performance period may change over the course of the collaboration term. Such a change could have a material impact on the amount of revenue we record in future periods.

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

Stock-Based Compensation

Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award.  The compensation cost is recognized as expense on a straight-line basis over the vesting period for options and restricted stock units (“RSUs”) and on an accelerated basis for performance stock options (“PSOs”), market-based performance stock units (“M-PSUs”) and performance-based stock units (“PSUs”). For stock option grants including PSOs, we use the Black-Scholes option pricing model to determine the fair value of stock options. This model requires us to make assumptions such as expected term, dividends, volatility and forfeiture rates that determine the stock options fair value. These key assumptions are based on peer companies compared to historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to increase or decrease compensation expense, which could be material to our results of operations. We are also required to make estimates as to the probability of achieving the specific performance criteria underlying the PSOs and PSUs. For M-PSU awards, we use the Monte-Carlo option pricing model to determine the fair value of awards at the date of issue. The Monte-Carlo option-pricing model uses similar input assumptions as the Black-Scholes model; however, it further incorporates into the fair-value determination the possibility that the performance-based market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is ultimately satisfied. Compensation cost is not reversed if the achievement of the market condition does not occur. For RSUs and PSU awards, we base the fair value of awards on the closing market value of our common stock at the date of grant.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Our effective date for adoption of this guidance is our fiscal year beginning January 1, 2018. We are currently evaluating the effect that this guidance will have on our Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Our effective date for adoption of this guidance is our fiscal year beginning January 1, 2018. We have evaluated the effect that this guidance will have on our Consolidated Financial Statements and related disclosures and determined it will not have a material impact.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This ASU changes how a decision maker treats indirect interests in a managed variable interest entity held through an entity under common control in its primary beneficiary (consolidation) analysis. Our effective date for adoption of this guidance is our fiscal year beginning January 1, 2017. We have evaluated the effect that this guidance will have on our Consolidated Financial Statements and related disclosures and determined it will not have a material impact.

In October 2016, FASB issued ASU No. 2016-16, Income Taxes (topic 740), to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The amendment is intended for entities to recognize the current and deferred income taxes for an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not include new disclosure requirements however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. We are required to make a determination as of December 31, 2016 and for each annual and interim period thereafter, whether there is substantial doubt about our ability to continue as a going concern within one year after the issuance date by considering relevant conditions that are known (and reasonably knowable) at the issuance date. The ASU aligns the interpretation of substantial doubt with the definition of “probable” pursuant to ASC 450, Contingencies, meaning that a company’s inability to meet obligations as they come due within one year after the issuance date must be likely to occur. If substantial doubt exists, we are required to disclose as such and to assess whether our plans will or will not alleviate substantial doubt, the results of such assessment determines other specific disclosure requirements. We adopted this standard in the fourth quarter of 2016, performed the requisite analysis and determined that no additional disclosures are necessary.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standard”) which is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted.

The new revenue standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We plan to adopt the standard in the first quarter of 2018 using the modified retrospective method.  Although we are still evaluating our contracts and assessing all the potential impacts of the standard, we anticipate the adoption may have a material impact on our consolidated financial statements. Specifically, the timing of recognition for certain contingent payments from our collaborators may be impacted by the adoption of the new revenue standard. ASU No. 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments.  Under our current accounting policy, we recognize contingent or milestone payments as revenue in the period that the payment-triggering event occurred or is achieved.  However, under the new revenue standard, it is possible to start to recognize contingent or milestone payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Where quoted prices are available in an active market, securities are classified as Level 1. We classify money market funds as Level 1. When quoted market prices are not available for the specific security, then we estimate fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data. We classify our corporate notes, commercial paper, U.S. Treasuries and government agency securities and foreign currency forward contracts as Level 2. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of any asset or liability must reflect the non-performance risk of the entity and the counterparty to the transaction. Therefore, the impact of the counterparty’s creditworthiness, when in an asset position, and our creditworthiness, when in a liability position, has also been factored into the fair value measurement.

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. Our embedded derivative liabilities are measured at fair value using a Monte Carlo simulation model and are included as a component of Notes payable, long-term on the consolidated balance sheets. The assumptions used in the Monte Carlo simulation model include: 1) our estimates of both the probability and timing of regulatory approval of andexanet alfa in the U.S. and EU; 2) probability weighted net sales of andexant alfa; 3) our risk adjusted discount rate that includes a company specific risk premium; 4) cost of debt; 5) volatility; 6) the probability of a change in control occurring during the term of the note; and 7) probability of an event of default. The valuation of our embedded derivative liabilities is most sensitive to the probability of andexanet alfa achieving regulatory approval given the binary nature of such an approval event and the correlation to other assumptions included in the model.

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3.  Our noncontrolling interest (SRX Cardio) includes the fair value of the contingent future payments, which is valued based on Level 3 inputs. Please refer to Note 8, "Asset Acquisition and License Agreements," for further information.

The following table sets forth the fair value of our financial assets and liabilities (excluding consolidated VIE’s cash), allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$6,254	$–	$–	$6,254
Corporate notes and commercial paper	–	133,099	–	133,099
U.S. government agency securities	–	55,936	–	55,936
Total financial assets	$6,254	$189,035	$–	$195,289
Financial Liabilities:
Embedded derivative liabilities	$–	$–	$246	$246

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$22,074	$–	$–	$22,074
Corporate notes and commercial paper	–	242,033	–	242,033
U.S. government agency securities	–	180,876	–	180,876
Total financial assets	$22,074	$422,909	$–	$444,983

4. Financial Instruments

Cash equivalents and short-term and long-term investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	December 31, 2016				December 31, 2015
				Estimated				Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Money market funds	$6,254	$–	$–	$6,254	$22,074	$–	$–	$22,074
Corporate notes and commercial paper	133,112	1	(14)	$133,099	242,089	3	(59)	242,033
U.S. government agency securities	55,934	5	(3)	$55,936	180,970	1	(95)	180,876
	$195,300	$6	$(17)	$195,289	$445,133	$4	$(154)	$444,983
Classified as:
Cash equivalents				$64,998				$171,310
Short-term investments				130,291				257,713
Long-term investments				–				15,960
Total cash equivalents and investments				$195,289				$444,983

At December 31, 2016, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both December 31, 2016 and 2015.

5. Balance Sheet Components

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Computer equipment	$1,207	$960
Capitalized software	$1,569	865
Equipment	$6,747	5,874
Leasehold improvements	$7,529	7,529
	17,052	15,228
Less accumulated depreciation and amortization	(10,909)	(8,985)
Property and equipment, net	$6,143	$6,243

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Commercial related	$324	$783
Legal and accounting fees	369	506
Deferred rent	799	721
Other	204	816
Total accrued liabilities	$1,696	$2,826

6. Collaboration and License Agreements

Summary of Collaboration and License Revenue

We have recognized revenue from our collaboration and license agreements as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
BMS and Pfizer	$6,583	$1,540	$1,497
Daiichi Sankyo	10,421	4,578	4,287
Bayer and Janssen	8,248	5,740	3,598
Bayer	1,450	–	–
Dermavant	8,750	–	–
Other	52	212	243
Total collaboration and license revenue	$35,504	$12,070	$9,625

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

The contingent milestone payments under the January 2014 agreement are not considered substantive because 50% may be refunded upon certain events. The non-contingent portion of milestone payments received are recognized as collaboration revenue on a straight-line basis over the estimated period of performance and the contingent portion of the milestone payments received are recognized if and when the refundable nature of these amounts lapse based upon the achievement of specified regulatory  events. During the year ended December 31, 2016, we received the two remaining contingent milestone payments totaling $3.5 million.

During the years ended December 31, 2016, 2015 and 2014 we recognized $2.2 million, $1.5 million and $1.5 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of December 31, 2016 and 2015 was $11.2 million and $8.4 million, respectively.

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

We have determined that the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of the milestone will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of December 31, 2016, no amounts had been recognized as collaboration revenue for any of these milestones and all the contingent payments remained eligible for achievement as of December 31, 2016.

During the year ended December 31, 2016 we recognized $4.4 million in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of December 31, 2016 was $10.6 million.

Daiichi Sankyo, Inc. (“Daiichi Sankyo”)

In June 2013, we entered into an agreement with Daiichi Sankyo to include subjects dosed with edoxaban, their fXa inhibitor product, in one of our Phase 2 proof-of-concept studies of andexanet alfa. Daiichi Sankyo paid us an upfront fee of $6.0 million which we recognized over the estimated period of performance which completed in the fourth quarter of 2015.

For the years ended December 31, 2015 and 2014, we recognized $1.0 million and $2.5 million in collaboration revenue associated with the contingent and the non-contingent element of the arrangement, respectively. There was no deferred revenue balance under this agreement as of December 31, 2016 and 2015.

In July 2014, we entered into an agreement with Daiichi Sankyo to study the safety and efficacy of andexanet alfa as a reversal agent to edoxaban, in our Phase 3 and Phase 4 studies. We are responsible for the cost of conducting these clinical studies. Pursuant to our agreement with Daiichi Sankyo we are obligated to provide research, development and regulatory services and to participate in a JCC in exchange for an upfront nonrefundable fee of $15.0 million, up to two contingent payments totaling $5.0 million which are payable upon the initiation of our Phase 3 study and achievement of certain events associated with scaling up our manufacturing process to support a commercial launch, and up to four payments totaling $20.0 million which are payable upon acceptance of filing and regulatory approval of andexanet alfa as a reversal agent to edoxaban by the FDA and EMA.

In October 2016, we amended this agreement to expedite the expansion of our Phase 4 trial in exchange for an upfront fee of $15.0 million, $8.0 million of which is payable back to Daiichi Sanko based solely on quarterly royalty payments of 1% of world-wide net sales of andexanet alfa. We are also eligible to receive up to three contingent payments totaling $10.0 million payable upon achieving specified clinical site activation and patient enrollment targets. Additionally, the $2.5 million contingent payment associated with scaling up our manufacturing process from the original agreement has been removed by this amendment.

We concluded that the July 2014 agreement and the October 2016 amendment are linked and should be accounted as a combined agreement. We identified the following non-cancellable performance deliverables under the combined agreement: 1) the obligation to provide research and development services, which include manufacturing and supplying andexanet alfa and providing various reports, 2) the obligation to provide regulatory approval services, and 3) the obligation to participate on the JCC. We considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the combined agreement. We determined that none of the deliverables have standalone value; all of these obligations will be delivered throughout the estimated period of performance and therefore are accounted for as a single unit of accounting. The $7.0 million nonrefundable portion of the upfront payment received pursuant to the amendment is being recognized as revenue on a straight-line basis over the estimated period of performance through the third quarter of 2018. The $8.0 million refundable portion of the upfront consideration represents an obligation to collaborator and will be relieved as we make royalty payments or written off should we fail to commercialize andexanet alfa.

We have determined all but one of the future contingent payments meets the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. We recognized $5.0 million as collaboration revenue during the year ended December 31, 2016 associated with the achievement of milestones and seven of the contingent payments remained eligible for achievement as of December 31, 2016.

During the years ended December 31, 2016, 2015 and 2014 we recognized a total of $9.2 million, $3.5 million and $1.8 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of December 31, 2016 and 2015 was $12.6 million and $9.7 million, respectively.

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

We concluded that the March 2016 agreement should each be accounted for as a standalone agreement. We identified the following non-cancellable performance deliverables under the March 2016 agreement: 1) the obligation to provide research and development services 2) the obligation to provide regulatory approval services, 3) the obligation to manufacture and provide clinical supply of andexanet alfa, and 4) the obligation to participate in the JCC. We considered the provisions of the multiple-element arrangement guidance and determined that none of the deliverables have standalone value and accordingly will be accounted for as a single unit of accounting. The total upfront consideration received under this agreement is being recognized as collaboration revenue on a straight-line basis over the estimated performance period associated with our participation in the JCC through the first quarter of 2019.

We have determined that the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment term within the agreement are commensurate with our performance to achieve the milestones after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestones are achieved and collectability is reasonably assured. As of December 31, 2016, no amounts had been recognized as collaboration revenue for any of these milestones and the contingent payments remained eligible for achievement as of December 31, 2016.

During the year ended December 31, 2016 we recognized $1.3 million in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of December 31, 2016 was $3.7 million.

Bayer Pharma, AG (“Bayer”) and Janssen Pharmaceuticals, Inc. (“Janssen”)

In February 2013, we entered into a three-way agreement with Bayer and Janssen to include subjects dosed with rivaroxaban, their fXa inhibitor product, in one of our Phase 2 proof-of-concept studies of andexanet alfa. Bayer and Janssen paid us an upfront fee of $5.0 million and $500,000 upon delivery of the final written study report.

We recognized the consideration under this agreement over the estimated period of performance which completed in the fourth quarter of 2015. For the years ended December 31, 2015 and 2014, we recognized $500,000 and $1.1 million in collaboration revenue, respectively. There was no deferred revenue under this agreement as of December 31, 2016 or 2015.

In January 2014, we entered into a three-way agreement with Bayer and Janssen to study the safety and efficacy of andexanet alfa as a reversal agent to rivaroxaban in our Phase 3 studies. We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with Bayer and Janssen we are obligated to provide research, development and regulatory services and to participate in a JCC in exchange for an upfront nonrefundable fee of $10.0 million, up to three contingent payments totaling $7.0 million which are payable upon achievement of certain events associated with scaling up our manufacturing process to support a commercial launch, and up to three payments totaling $8.0 million which are payable upon initiation of our Phase 3 study and regulatory approval of andexanet alfa as a reversal agent to rivaroxaban by the FDA and EMA.

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

We have determined all but one of the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. For the year ended December 31, 2016, we recognized $5.0 million in collaboration revenue associated with achievement of milestones.The contingent payment of $3.0 million was not considered to be a substantive milestone and was received in the third quarter of 2014 and is being recognized as collaboration revenue on a straight-line basis over the estimated remaining performance period through the first quarter of 2018. One remaining contingent payment remained eligible for achievement as of December 31, 2016.

During the years ended December 31, 2016 and 2015, we recognized $8.2 million and $5.2 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of December 31, 2016 and 2015 was $4.0 million and $7.2 million, respectively.

Bayer

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

We have determined that the future contingent payment meets the definition of a milestone and that such milestone is substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. Accordingly, revenue for the achievement of the milestone will be recognized in the period when the milestone is achieved and collectability is reasonably assured. As of December 31, 2016, no amounts had been recognized as collaboration revenue for this milestone and the contingent payment remained eligible for achievement as of December 31, 2016.

During the year ended December 31, 2016 we recognized $1.5 million in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of December 31, 2016 was $3.5 million.

Dermavant Sciences GmbH (“Dermavant”)

In December 2016, we granted an exclusive, worldwide license to Dermavant to develop and commercialize cerdulatinib in topical formulation for all indications, excluding oncology, in exchange for a non-refundable upfront payment of $8.8 million and contingent development and regulatory milestones of $36.3 million and up to $100.0 million in commercial milestone payments based on worldwide annual net sales. Additionally, Dermavant is required to pay us a 9% royalty on worldwide net sales of all products commercialized under the agreement throughout the license term, which continues on a country-by-country basis until the later of the 10th anniversary of the first commercial sale or the expiration of the last valid patent.

We identified the following non-contingent deliverables under the agreement, all of which had been satisfied as of December 31, 2016:  1) grant of an exclusive license to develop and commercialize cerdulatinib in topical formulation, excluding oncology; 2) obligation to transfer scientific knowledge and know-how; and 3) obligation to transfer manufacturing knowledge and know-how.  Other deliverables referenced in the agreement were either contingent or deemed to be inconsequential and perfunctory; Dermavant has sole responsibility to develop, manufacture and commercialize the product.

During the year ended December 31, 2016 we recognized $8.8 million in revenue under this agreement as we completed our obligations under these deliverables.

Refer to Note 8 “Asset Acquisition and License Agreements” for discussion regarding sublicensing fees due to Astellas Pharma, Inc. (“Astellas”) resulting from this agreement.

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

All costs we incur in connection with this agreement will be recognized as research and development expenses. During the years ended December 31, 2016 and 2015 costs of $629,000 and $206,000 have been incurred related to this agreement.

7. Purchase Commitments

Commercial Supply Agreement (“CSA”)

In July 2014, we entered into a CSA with CMC ICOS Biologics, Inc. (“CMC ”), a subsidiary of CMC Biologics S.à.r.l., a privately-held contract manufacturing organization, pursuant to which CMC will manufacture clinical and commercial supply of andexanet alfa. The terms of the CSA required us to purchase an aggregate fixed number of batches of andexanet alfa from CMC beginning in 2015 through 2021. The fixed commitment to purchase batches was divided between two manufacturing lines at CMC: (i) the 2,500 liter manufacturing line which has been used since inception of the program to supply clinical drug product, referred to as “Line A/B”; and (ii) the 6x2,000 liter manufacturing line referred to as “Line C” which was intended to satisfy the drug product requirements of our initial commercial launch.

In February 2016, we filed a Biologics License Application (“BLA”) based on the Line A/B manufacturing process and on August 17 2016, we received a Complete Response Letter (“CRL”) from the FDA that focused primarily on Line A/B manufacturing.  Given the time and effort required to address the deficiencies raised in the CRL and re-submit the BLA, we made the decision to suspend manufacturing activities on Line C in order to focus on getting andexanet alfa approved using Line A/B. We recorded a charge of $27.3 million in research and development expense in the third quarter of 2016 due to this decision and related uncertainty about whether we would receive future benefits related to advance payments made for Line C manufacturing since inception of the CSA.

In December 2016, we entered into an Amended Restated Commercial Supply Agreement (“aCSA”) with CMC that amends and restates the terms of the original CSA. The aCSA increases the number of batches to be manufactured on Line A/B, releases both parties from any obligations related to Line C, and details other services to be provided by CMC to support our regulatory applications in the United States and European Union. Under the aCSA, the batch price is fixed at $1.0 million, and we are required to purchase twenty batches to be manufactured in 2017 and a further ten batches to be manufactured in 2018 contingent upon the successful delivery of specified services in the aCSA.

Pursuant to the terms of the aCSA, we received a $33.7 million credit, which may be applied to either satisfy or partially offset specified amounts owed to CMC for services rendered under the aCSA, existing obligations/payables to CMC as of the execution date and future services to be rendered through December 31, 2017. The credit received will have the effect of reducing the cash outlay for 2017 batches by 50% but is not eligible to be applied to the contingent 2018 batches.

The term of the aCSA is two years and may be earlier terminated by either party for the other party’s uncured material breach or insolvency. We may terminate the aCSA unilaterally if our applications for regulatory approval for andexanet alfa in the United States and European Union are rejected, for any other safety, efficacy or commercial reasons that lead to the discontinuation, reduction in market demand or commercial infeasibility of andexanet alfa.

Under the consolidation guidance, we determined that CMC is a VIE and we are not the primary beneficiary and therefore consolidation of CMC is not required. As of December 31, 2016, we have not provided financial or other support to CMC that was not previously contractually required. We have recorded $1.5 million of accounts payable and $4.0 million of accrued research and development in the consolidated balance sheet as of December 31, 2016. The original CSA and aCSA does not require us to fund operations at CMC and therefore, historically we have quantified our maximum exposure to loss as the aggregate value of prepaid manufacturing services as of each reporting date. Following the charge to research and development expense recorded in the third quarter of 2016, we have no further financial exposure to losses at December 31, 2016. Further, we believe that our total exposure to losses associated with the fixed pricing terms of this agreement is de minimis given the cost per batch, number of batches and time frame over which the batches will be manufactured, pursuant to the amended agreement.

Betrixaban Manufacturing Agreement

In April 2016, we entered into a Manufacturing Agreement (“the Hovione Agreement”) with Hovione, Limited, (“Hovione”), pursuant to which Hovione will manufacture active pharmaceutical ingredient (“API”) for betrixaban at commercial scale and perform process validation during the term of the agreement.

Pursuant to the Hovione Agreement, as amended in September 2016, we have made advance payments of $20.9 million. The unamortized advance payments are recorded as $6.3 million in prepaid research and development and $5.0 million in prepaid and other long-term assets as of December 31, 2016.  We will make up to $23.1 million of additional cancellable payments throughout the term of the Hovione Agreement ending June 2018.  The additional payments can be cancelled with notice being provided by dates indicated in the Hovione Agreement. Further, if the regulatory approval timeline for betrixaban is delayed for regulatory reasons, there is no cancellation right, however the timing of manufacturing and payments under the Hovione Agreement will be adjusted up to one year to align with such new regulatory approval timeline. The Hovione Agreement may be early terminated by either party for the other party’s uncured material breach or insolvency. Also, we may terminate the Hovione Agreement if the FDA does not approve betrixaban or the regulatory application for betrixaban with the FDA is withdrawn by us or the FDA.

8. Asset Acquisition and License Agreements

Agreement SRX Cardio, LLC (“SRX Cardio”)

In December 2015, we entered into an option agreement with SRX Cardio to explore a novel approach to develop a drug in the field of hypercholesterolemia. This agreement provided us an option to enter into an exclusive license agreement as well as responsibility to lead and fund the development effort during the option period.

In September 2016, we exercised our right to enter into an exclusive license agreement. Pursuant to the terms of the agreement, we made an upfront payment of $2.2 million to acquire the license and are obligated to pay up to $152.5 million in research and development milestones related to the advancement of the program and royalties in the range of 2% to 6% of worldwide net sales. We may terminate the license agreement upon 90 days notice for convenience and the agreement may also be terminated by either party for a material breach by the other party.

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

We concluded that the responsibilities assigned to us under the option agreement and as continued via the exclusive license agreement provided us control over those activities most significant to SRX Cardio, and therefore we are considered to be the primary beneficiary of SRX Cardio. Accordingly, SRX Cardio is subject to consolidation and we have consolidated the financial statements of SRX Cardio since inception of the agreement on December 1, 2015 by (a) eliminating all intercompany balances and transactions; and (b) allocating income or loss attributable to the noncontrolling interest in SRX Cardio to net income or loss attributable to noncontrolling interest in our consolidated statement of operations and reflecting noncontrolling interest on our consolidated balance sheet. Our interest in SRX Cardio is limited to the development of the intellectual property asset. The upfront payments of $500,000 and $2.2 million and the obligation to fund the development plan represent our maximum exposure to loss under the agreement. We did not acquire any equity interest in SRX Cardio, any interest in SRX Cardio's cash and cash equivalents or any control over their activities that do not relate to the exclusive license agreement. SRX Cardio does not have any right to the Company's assets except as provided in the exclusive license agreement.

At the inception of the agreement, the identifiable assets, assumed liabilities and non-controlling interest of SRX Cardio were recorded at their estimated fair value upon the initial consolidation of SRX Cardio, including the in-process research and development intangible asset. We estimated the fair value of these indefinite lived intangible assets to be $3.2 million and the noncontrolling interest to be $2.9 million. The fair value was estimated using present-value models on potential contingent milestones and royalty payments (“contingent future payments”), based on assumptions regarding the probability of achieving the development milestones, estimate of time to develop the drug candidate, estimates of future cash flows from potential product sales and assumptions regarding the appropriate discount rate.

As of December 31, 2016, we have not provided financial or other support to SRX Cardio that was not previously contracted or required. We recorded SRX Cardio’s $178,000 of cash as restricted cash because (a) we do not have any interest in or control over SRX Cardio's cash and (b) the agreement does not provide for these assets to be used for the development of the intellectual property assets developed pursuant to this agreement. We recorded $930,000 as net income attributable to noncontrolling interest (SRX Cardio) on our consolidated statements of operations, reflecting SRX Cardio’s net income for the reporting period after adjusting for the decrease in fair value of contingent future payments. For the year ended December 31, 2016, the fair value of contingent future payments decreased by $870,000 primarily due to changes in our estimated development timeline and market interest rates. Should the development program make substantive advancement, we expect to record increases in the fair value of the contingent milestone and royalty payments with a corresponding increase to net loss or decrease to net income attributable to Portola Shareholders.

Millennium Pharmaceuticals, Inc. (“Millennium”)

In August 2004, we entered into an agreement to license from Millennium certain exclusive rights to research, develop and commercialize certain compounds that inhibit Factor Xa, including betrixaban. The license agreement requires us to make license fee, milestone, royalty and sublicense sharing payments to Millennium as we develop, commercialize or sublicense betrixaban. The license agreement will continue in force, on a country-by-country basis, until the expiration of the relevant patents or ten years after the launch, whichever is later, or termination by either party pursuant to the agreement. This license agreement may be terminated by either party for the other party’s uncured material breach. In addition, we may terminate this agreement for convenience with 30 days’ advance written notice.

Under the agreement, milestone payments are determined based on the indication included in our filing and become payable upon acceptance of our NDA and regulatory approval in the United States and Europe. In December 2016, the FDA accepted our NDA for betrixaban for extended-duration prophylaxis of venous thromboembolism, triggering a $2.0 million milestone payment to Millennium which is recorded as a research and development expense in the consolidated statement of operations. Should betrixaban receive approval in the United States and/or Europe, another $5.0 million will become payable for each such approval event and a tiered single-digit royalty rate would apply to net product sales thereafter.

A further $23.0 million in milestone payments would become due if betrixaban was approved for other indications specified in the agreement in the United States and Europe.

Astellas Pharma, Inc. (“Astellas”)

In December 2010, we amended and restated the original license agreement with Astellas executed in August 2005. The amended and restated license agreement provides us certain exclusive rights to research, develop and commercialize Syk inhibitors. Pursuant to the agreement, we may be required to pay Astellas up to $71.5 million in milestone payments upon the achievement of certain regulatory, approval and sales events for each Syk inhibitor we develop. Additionally, in the event that we enter into an agreement with a third party to develop and commercialize Syk inhibitors, we would be required to pay Astellas 20% of any payments (excluding royalties) received under the collaboration. These payments would be creditable against the aforementioned milestone payments. In addition, we are required to pay Astellas royalties for worldwide sales for any commercial Syk inhibitor product.

In December 2016, we out-licensed exclusive rights to cerdulatinb in topical formulation, excluding oncology, to Dermavant Sciences GmbH (“Dermavant”). Twenty percent of the upfront payment received from Dermavant, $1.8 million, is payable to Astellas and was recorded to research and development expense in the consolidated statement of operations for the period ended December 31, 2016.

9. Notes Payable

In December 2016, we entered into a supplemental funding support agreement with BMS and Pfizer whereby we received $50.0 million in exchange for two promissory notes totaling $65.0 million that become due in December 2024. The use of funds is restricted to development activities needed for regulatory approval of andexant alfa by the FDA and EMA as provided for in the agreement.

Pursuant to the terms of the agreement, we are required to pay down the note each quarter in an amount equal to 5% of net sales of andexanet alfa in the USA and the EU. Should the initial regulatory approval of andexanet alfa in the USA and EU not be achieved by January 1, 2019, one hundred percent of payments due to us under the Japan License agreement and fifty percent of all other andexanet alfa license fees and milestone payments received from third party collaborators will be applied to the notes payable. In addition, if the approval of andexanet alfa in the USA and EU is not achieved by January 1, 2019, we are able to reduce the repayment amount to $60.0 million if such amount is paid by December 31, 2021 and regardless of the timing of regulatory approval, we may reduce the repayment amount to $62.5 million if such amount is paid by December 31, 2023.  Any unpaid amounts shall become immediately due upon: 1) our change of control; 2) event of default; and 3) termination for breach. We have the right to prepay the repayment amount at any time without any penalty.

The accounting for such funding agreement requires us to make certain estimates and assumptions, including timing of andexanet alfa approval, timing of royalty payments due to BMS and Pfizer, the expected rate of return to BMS and Pfizer, the split between current and long-term portions of the obligation and accretion of related interest expense.

The upfront cash receipt of $50.0 million is recorded as notes payable, long term at issuance. The Company is accruing for interest over the term of the related note at issuance. The carrying value of the notes payable at December 31, 2016, including accrued interest of $60,000, is $49.8 million.

We evaluated the features of the notes payable and determined that certain features require acceleration of payments such as pursuant to a change of control or an event of default, as well as the terms that adjust the total amount of interest required to be paid based upon the timing of initial regulatory approval in the U.S. and EU require bifurcation and fair value recognition. We determined the fair value of each derivative using a Monte Carlo simulation model taking into account the probability of these events occurring and potential repayment amounts and timing of such payments that would result under various scenarios (see Note 3). The aggregate fair value of the embedded derivatives was $246,000 at issuance and was included in long-term notes payable as of December 31, 2016.

The estimated fair value of the Notes payable at December 31, 2016 was $54.9 million and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 3.

10. Commitments and Contingencies

We conduct product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. We have contractual arrangements with these organizations; however, these contracts are cancelable on 30 days’ notice and our obligations under these contracts are largely based on services performed with the exception of our contract manufacturers. Non-cancelable purchase commitments with contract manufacturing organizations exclusive of the commercial supply agreement disclosed in Note 7 amount to $52.9 million, $18.4 million and $447,000 in services to be performed in 2017, 2018 and 2019 respectively.

Facility Leases We lease our corporate, laboratory and other facilities under an operating lease, which has been subject to several amendments necessary to secure additional space and extend the lease term through March 2020. These amendments provided for aggregate tenant improvement allowances of $6.3 million, which are amortized as a reduction to rent expense on a straight-line basis over the lease term. The facility lease agreement, as amended, provides for an early termination right effective March 2018 with nine months advance notice and a termination fee of $1.0 million. The facility lease agreement, as amended, contains scheduled rent increases over the lease term. The related rent expense for this lease is calculated on a straight-line basis, with the difference recorded as deferred rent.

At December 31, 2016, our future minimum commitments under our non-cancelable operating leases were as follows (in thousands):

Year ending December 31:
2017	$2,603
2018	2,683
2019	2,764
2020	696
Total	$8,746

Rent expense was $1.8 million, $1.7 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

11. Stock Based Compensation

Equity Incentive Plan

In January 2013, our Board of Directors adopted our 2013 Equity Incentive Plan, or the 2013 Plan, which became effective upon the closing of our IPO in May 2013. As of December 31, 2016, we are authorized to issue 12,205,425 shares of common stock under the 2013 Plan. The 2013 Plan had 2,391,556  shares of common stock available for future issuance as of December 31, 2016, subject to automatic annual increases each January 1st and will continue through January 1, 2023. The automatic annual share increase is equal to 5 % of the total number of outstanding shares of our common stock on December 31st of the preceding fiscal year, unless the Board of Directors elects to forego or reduce such increase. Further, all remaining shares available under the 2003 Equity Incentive Plan, or the 2003 Plan, were transferred to the 2013 Plan upon adoption. The 2013 Plan provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards 2016 to employees, officers, directors and consultants.

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

The following table summarizes stock option activity, under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Stock Options	Price Per Share
Balance at December 31, 2015	4,731,483	$24.19
Options granted	1,649,836	29.03
Options exercised	(54,045)	7.42
Options canceled	(510,158)	29.45
Balance at December 31, 2016	5,817,116	$25.26

Additional information related to the status of stock options at December 31, 2016, is as follows (aggregate intrinsic value in thousands):

		Weighted-
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Shares	Per Share	Life	Intrinsic Value
Outstanding	5,817,116	$25.26	6.9	$22,295
Vested and expected to vest	5,680,016	$25.11	6.9	$22,267
Vested	3,310,206	$20.29	5.7	$21,966

The aggregate intrinsic values of stock options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the stock options and the fair value of our common stock as of December 31, 2016. The aggregate intrinsic value of stock options exercised was $964,000, $35.9 million and $12.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2016, 2015 and 2014 was $17.15, $22.84 and $15.73 per share, respectively. The total estimated grant date fair value of stock options vested during the years ended December 31, 2016, 2015 and 2014 was $20.8 million, $12.0 million and $9.0 million, respectively.

We recognized stock-based compensation expenses of $21.2 million, $15.8 and $8.3 million in 2016, 2015 and 2014 respectively relating to the employee stock options. As of December 31, 2016, total unamortized employee and nonemployee stock-based compensation was $41.8 million, which is expected to be recognized over the remaining estimated vesting period of 2.6 years.

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

We recognized stock-based compensation expense of $463,000 in 2016 relating to these PSOs. As of December 31, 2016 there was $2.12 million of unrecognized compensation costs related to these PSOs, which could be recognized over an estimated weighted-average period of 1.7 years.

The following table summarizes PSO activity under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Stock Options	Price Per Share
Balance at December 31, 2015	–	$–
Options granted	271,122	23.76
Options exercised	–	–
Options canceled	(90,370)	23.76
Balance at December 31, 2016	180,752	$23.76

The remaining contractual life of these PSOs is 9.3 years. The aggregate intrinsic value of the outstanding PSOs as of December 31, 2016 is zero.

Restricted stock units (“RSUs”)

In January 2015, the Compensation Committee of our Board of Directors approved the commencement of granting restricted stock units to our employees. RSUs are share awards that entitle the holder to receive freely tradable shares of our Common Stock upon vesting. The RSUs cannot be transferred, and until they vest, the awards are subject to forfeiture if employment terminates prior to the release of the vesting restrictions. The RSUs, generally vest in equal amounts on each of the first three year anniversaries of the grant date, provided the employee remains continuously employed with us. The fair value of the RSUs is equal to the closing price of our Common Stock on the grant date.

The following table summarizes RSU activity, under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average grant date
	RSU's	fair value per share
Balance at December 31, 2015	167,750	$30.86
RSUs granted	495,806	28.01
RSUs released	(55,195)	30.88
RSUs canceled	(61,854)	29.94
Balance at December 31, 2016	546,507	$28.38

The total grant date fair value and the total vest date fair value of RSUs vested in 2016 was $1.7 million. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2016 and 2015 was $28.01 and $30.74 per share respectively.

We recognized stock-based compensation expenses of $5.3 million and $1.5 million in 2016 and 2015, respectively, relating to these RSUs. As of December 31, 2016, there was $9.9 million of unrecognized compensation costs related to these RSUs, which is expected to be recognized over an estimated weighted-average period of 1.9 years.

Performance stock units (“PSUs”)

In January 2015, the Compensation Committee of our Board of Directors approved the commencement of granting performance stock units to our employees. PSUs are share awards that entitle the holder to receive freely tradable shares of our Common Stock upon achievement of specified market or performance conditions. In January 2016, the Compensation Committee of our Board of Directors approved a program to award up to 102,906 PSUs to the management team based on the achievement of certain commercial and regulatory goals related to andexanet alfa and betrixaban, respectively.

The following table summarizes PSU activity, under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average grant date
	PSU's	fair value per share
Balance at December 31, 2015	205,261	$29.33
PSUs granted	102,906	33.49
PSU's released	(13,170)	50.00
PSUs canceled	(9,131)	49.36
Balance at December 31, 2016	285,866	$29.24

The total grant date fair value and the total vest date fair value of PSUs vested in 2016 was $658,000 and $397,000 respectively. None of the PSUs vested in 2015 and 2014.The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2016 and 2015 was $33.49 and $29.35 per share respectively.

We recognized stock-based compensation expenses of $2.5 million and $2.3 million in 2016 and 2015 respectively relating to these PSUs. As of December 31, 2016, there was $704,000 of unrecognized compensation costs related to these PSUs, which is expected to be recognized over an estimated weighted-average period of 2.0 years.

Employee Stock Purchase Plan (“ESPP”)

The Board of Directors adopted the 2013 ESPP, effective upon the completion of Portola’s initial public offering of its common stock. As of December 31, 2016, we reserved a total of 1,818,314 shares of common stock for issuance under the 2013 ESPP. The reserve for shares available under the ESPP automatically increases on January 1st each year, beginning in 2014, by an amount equal to 2% of the total number of outstanding shares of our common stock on December 31st of the preceding fiscal year unless the Board of Directors elects to forego or reduce such increases. In 2015, the Board of Directors elected to completely forego the automatic 2016 increase of shares available under the ESPP. The ESPP had 1,696,977 shares of common stock available for future issuance as of December 31, 2016. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of our Common Stock on the first or last day of the offering period.

Options Granted to Nonemployees

We have granted options to purchase shares of common stock to consultants in exchange for services performed. We granted options to purchase 52,000, 66,041 and 33,888 shares with average exercise prices of $24.85, $40.85 and $25.41 per share, respectively, during the years ended December 31, 2016, 2015 and 2014, respectively. These options vest upon grant or various terms up to four years. We recognized non-employees stock compensation expense of $77,000, $2.79 million and $769,000 during the years ended December 31, 2016, 2015 and 2014, respectively. The fair value of non-employees’ options was measured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported years, other than the expected life assumption, which is assumed to be the remaining contractual life of the option.

Stock-Based Compensation

Stock-based compensation expense, net of estimated forfeitures, is reflected in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$12,905	$11,653	$4,551
Selling, general and administrative	17,457	11,205	4,782
Total stock-based compensation	$30,362	$22,858	$9,333

Valuation Assumptions

The Fair value of our stock options including performance stock options and purchase rights under our ESPP were determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The risk-free rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms of the awards. The expected term of employee options granted is determined using the simplified method (based on the midpoint between the vesting date and the end of the contractual term). As sufficient trading history does not yet exist for our common stock,  our estimate of expected volatility is based on the weighted average volatility of other companies with similar products under development, market, size and other factors and our volatility. To date, we have not declared or paid any cash dividends and do not have any plans to do so in the future. Therefore, we used an expected dividend yield of zero.

The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of these awards:

Year Ended December 31,
	2016	2015	2014
Risk-free interest rate
Stock options	1.01%-2.10%	1.54%-1.93%	1.81%-1.89%
Performance stock options	1.34%-1.50%	–	–
ESPP	0.26%-0.50%	0.14%	0.08%
Expected term
Stock options	5.0 -6.1 years	6.0 years	6.0 years
Performance stock options	5.4 -6.4 years	–	–
ESPP	0.5 years	0.5 years	0.5 years
Expected volatility
Stock options	62% - 66%	64% - 66%	69% - 80%
Performance stock options	65%-66%	–	–
ESPP	54%-99%	62%	73%
Dividend yield
Stock options	–	–	–
Performance stock options	–	–	–
ESPP	–	–	–

12. Net Loss per Share Attributable to Portola Common Stockholders

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to Portola common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2016	2015	2014
Stock options to purchase Common Stock	5,817,116	4,731,483	4,249,168
Performance stock options	180,752	–
Restricted stock units	546,507	167,750	–
Performance stock units	285,866	205,261	–
Employee stock purchase plan	37,368	15,606	13,040
Common stock warrants	1,500	1,500	6,240

13. Employee Benefit Plan

We sponsor a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. We match employee contributions up to a maximum of 3% of employee salary for the years ended December 31, 2016 and 2015 and $2,000 per employee for the year ended December 31, 2014. During the years ended December 31, 2016, 2015 and 2014, we recognized total expense of $819,000, $525,000 and $153,000, respectively.

14. Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2016	2015
Current:
Federal	$–	$–
State	–	(365)
Foreign	–	–
	–	(365)
Deferred:
Federal	$–	$–
State	–	–
Foreign	–	–
	–	–
Total provision (benefit) for income taxes	$-	$(365)

We did not record an income tax expense for the year ended December 31, 2016.  We recorded an income tax benefit of $365,000 for the year ended December 31, 2015.  The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.0%	-6.6%	11.2%
Federal and state credits	9.5%	2.5%	2.7%
Stock based compensation	-0.1%	0.0%	-1.6%
FIN 48 release	0.0%	0.2%	0.0%
Other	0.1%	0.0%	-0.1%
Change in valuation allowance	-38.6%	-29.9%	-46.2%
Foreign Rate Differential	-4.9%	0.0%	0.0%
Total tax benefit	0.0%	0.2%	0.0%

The components of U.S. deferred tax assets and (liabilities) are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Federal and state net operating loss carryforwards	$235,015	$207,898
Federal and state research tax credit carryforwards	17,927	18,744
Federal Orphan Drug Credit	60,822	–
Deferred revenue	15,566	9,192
Stock options	18,734	10,197
Capitalized acquisition costs	819	974
Other	16,298	3,942
Net deferred tax assets before valuation allowance	365,181	250,947
Valuation allowance	(365,181)	(250,947)
Net deferred tax assets	$–	$–

The Company received orphan designation and was eligible to claim a federal orphan drug credit starting in 2015 and reported the credit in 2016.

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence, including the fact that we have incurred significant losses in almost every year since our inception, management believes it is more likely than not that our deferred tax assets are not recognizable. Accordingly, deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $114.2 million and approximately $67.0 million for the year ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, we had net operating loss carryforwards for federal income tax purposes of approximately $694.8 million and federal research tax credits of approximately $16.5 million and orphan drug credit of $71.6 million, which expire at various dates in the period from 2024 to 2036. We also have California net operating loss carry forwards of approximately $223.5 million which expire at various dates in the period from 2017 to 2032 and California research tax credits of approximately $6.4 million. Our federal and state net operating loss carryforwards as of December 31, 2016 include amounts resulting from exercises and sales of stock option awards to employees and non-employees. When we realize the tax benefit associated with these stock option exercises as a reduction to taxable income in our returns, we will account for the tax benefit as credit to stockholders' equity rather than as reduction of our income tax provision in our consolidated financial statements. Our federal net operating losses listed above include $41.9 million of excess stock option benefits that will be creditable to stockholder’s equity when realized.

Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company.  In the event that we had a change of ownership, utilization of the net operating loss and tax credit carryforwards may be limited under section 382.

Uncertain Tax Positions

We are subject to taxation in the United States. We have not been audited by the Internal Revenue Service or any state tax authority. The Company is no longer subject to audit by the Internal Revenue Service for income tax returns filed before 2014, and by the material state and local tax authorities for tax returns filed before 2013. However, carryforward tax attributes that were generated prior to these years may still be adjusted upon examination by tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefits, beginning of period	$3,228	$2,906	$2,048
Increases due to current period positions	6,919	1,091	858
Decreases due to current period positions	–	–	–
Increase due to prior period positions	4,266	–	–
Decreases due to prior period positions	(548)	(404)	–
Decreases due to the lapse of statutes of limitations	–	(365)	–
Unrecognized tax benefits, end of period	$13,866	$3,228	$2,906

The amount of unrecognized income tax benefits that, if recognized, would affect our effective tax rate was $0 as of December 31, 2016 and December 31, 2015. If the $13.8 million and $3.2 million of unrecognized income tax benefits as of December 31, 2016 and 2015, respectively, is recognized, there would be no impact to the effective tax rate as any change will fully offset the valuation allowance. The Company does not expect that the unrecognized tax benefit will change within the next 12 months.

15. Related Party Transactions

Our former President and Chief Executive Officer, who is currently a member of our board of directors, is also a co-founder and member of the board of directors of Global Blood Therapeutics, Inc. (“Global Blood”), and a member of the board of directors of MyoKardia, Inc. (“MyoKardia”). In November 2012, we entered into Master Services Agreements with Global Blood and MyoKardia under which we provide certain consulting, preclinical, laboratory and clinical research related services to each of these companies. For the years ended December 31, 2016 and 2015, we recorded a reduction in research and development expense of $313,000 and $352,000 respectively, related to amounts owed to us by Global Blood under the Master Services Agreement and for the year ended December 31, 2014, we recorded a reduction in research and development expense of $ 594,000 related to amounts owed to us by Global Blood and MyoKardia under the Master Services Agreement.

As of December 31, 2016 and 2015, receivables from these related parties in the amount of $44,000 and $19,000, respectively, are included in prepaid expenses and other current assets on the consolidated balance sheet.

16. Subsequent Events

In February 2017, we entered into a purchase and sale agreement with HealthCare Royalty Partners (“HCRP”) whereby HCRP acquired a royalty interest in future worldwide net sales of andexanet alfa. We received $50.0 million upon closing and have the right to receive an additional $100.0 million if U.S. regulatory approval of andexanet alfa is received prior to October 2018.

We are required to pay HCRP a royalty based on tiered net worldwide sales of andexanet alfa of 2.0% if a total of $50 million is funded by HCRP, or if a total of $150 million is funded, a tiered royalty rate ranging from 7.85% to 3.58%, with the applicable rate decreasing starting at worldwide net sales levels above $150 million. Total royalty payments are capped at 195% of the funded amount, however, the royalty rates are subject to increase if approval from the FDA is not received before October 2018. If andexanet alfa is not approved for commercial sale the Company has no repayment obligations under this Agreement.

17. Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly financial information. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	2016				2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Collaboration and license revenue	$8,258	$4,231	$9,322	$13,693	$2,359	$2,385	$2,912	$4,414
Operating expenses	$(73,564)	$(61,867)	$(100,765)	$(68,893)	$(48,863)	$(61,212)	$(58,476)	$(70,694)
Net loss	$(64,974)	$(57,339)	$(91,036)	$(54,764)	$(46,913)	$(58,329)	$(55,158)	$(66,105)
Net income attributable to non controlling interest (SRX Cardio)	$–	$–	$(1,853)	$923	$–	$–	$–	$–
Net loss attributable to Portola	$(64,974)	$(57,339)	$(92,889)	$(53,841)	$(46,913)	$(58,329)	$(55,158)	$(66,105)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(1.15)	$(1.02)	$(1.64)	$(0.95)	$(0.95)	$(1.12)	$(1.05)	$(1.23)

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016 as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Portola Pharmaceuticals, Inc.

We have audited Portola Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Portola Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Portola Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Portola Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016 of Portola Pharmaceuticals, Inc. and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 1, 2017

PART III

Certain information required by Part III is omitted from this annual report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2016.

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

ITEM 16. Form 10–K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 1st day of March 2017.

PORTOLA PHARMACEUTICALS, INC.

By:	/s/ WILLIAM LIS
William Lis Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Lis and Mardi C. Dier, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re substitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/ S / WILLIAM LIS	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017
William Lis
/ S / MARDI C. DIER	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2017
Mardi C. Dier
/ S / HOLLINGS C. RENTON	Chairman of the Board of Directors	March 1, 2017
Hollings C. Renton
Director
Jeffrey W. Bird, M.D., Ph.D.
/ S / Laura A. Brege	Director	March 1, 2017
Laura A. Brege.
/ S / Dennis Fenton, Ph.D.	Director	March 1, 2017
Dennis Fenton, Ph.D.
/ S / CHARLES J. HOMCY, M.D.	Director	March 1, 2017
Charles J. Homcy, M.D
/ S / John H. Johnson	Director	March 1, 2017
John H. Johnson
/ S / David C. Stump, M.D.	Director	March 1, 2017
David C. Stump, M.D.
/ S / H. Ward Wolff	Director	March 1, 2017
H. Ward Wolff

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.2	Warrant to Purchase Shares of Series A Preferred Stock by and between the registrant and General Electric Capital Corporation, dated January 21, 2005.	10-Q	001-35935	4.4	11/6/13

4.4	Warrant to Purchase Shares of Series B Preferred Stock by and between the registrant and Comerica Incorporated, dated September 26, 2006.	10-Q	001-35935	4.6	11/6/13

4.5	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006.	10-Q	001-35935	4.7	11/6/13

4.6	Warrant to Purchase Shares of Common Stock by and between the registrant and HCP Life Science Assets TRS, LLC, dated December 15, 2006.	10-Q	001-35935	4.8	11/6/13

4.7	Warrant to Purchase Shares of Common Stock by and between the registrant and Bristow Investments, L.P., dated December 15, 2006.	10-Q	001-35935	4.9	11/06/13

4.8	Reference is made to Exhibits 3.1 and 3.2.

10.1	Form of Indemnity Agreement between the Registrant and its directors and officers.	S-1	333-187901	10.1	4/12/2013

10.2+	Portola Pharmaceuticals, Inc. 2003 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-187901	10.2	4/12/2013

10.3+	Portola Pharmaceuticals, Inc. 2013 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.	S-1	333-187901	10.3	4/12/2013

10.4+	Form of Executive Severance Benefits Agreement (amends and restates Form of 2006 Executive Change in Control Severance Benefits Agreement)	10-Q	001-35935	10.4	8/6/2014

10.5+	Amended Non-Employee Director Compensation Policy.	10-Q	001-35935	10.5	5/6/2016

10.7†	License and Collaboration Agreement by and between the registrant and Biogen Idec MA Inc., dated as of October 26, 2011.	S-1	333-187901	10.7	5/7/2013

10.8†	License Agreement by and between the registrant and Millennium Pharmaceuticals, Inc., dated as of August 4, 2004.	S-1	333-187901	10.8	4/12/2013

10.9†	Asset Purchase Agreement by and between the registrant and Millennium Pharmaceuticals, Inc., dated as of November 7, 2003.	S-1	333-187901	10.9	4/12/2013

10.10†	Letter by and between the registrant and Millennium Pharmaceuticals, Inc., dated as of December 6, 2005.	S-1	333-187901	10.10	4/12/2013

10.11†	Second Amended and Restated License Agreement by and between the registrant and Astellas Pharma, Inc., dated as of December 20, 2010.	S-1	333-187901	10.11	4/12/2013

10.12†	Clinical Collaboration Agreement by and among the registrant, Bristol-Myers Squibb Company and Pfizer Inc., dated as of October 16, 2012.	S-1	333-187901	10.12	4/12/2013

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.13	Lease by and between the registrant and Britannia Pointe Grand Limited Partnership, dated as of December 15, 2006.	S-1	333-187901	10.13	4/12/2013

10.14	First Amendment to Lease by and between the registrant and Britannia Pointe Grand Limited Partnership, dated as of May 21, 2010.	S-1	333-187901	10.14	4/12/2013

10.15	Offer Letter by and between the Registrant and William Lis, dated as of April 29, 2008.	S-1	333-187901	10.15	4/12/2013

10.16	Offer Letter by and between the Registrant and John T. Curnutte, M.D., Ph.D., dated as of January 6, 2011.	S-1	333-187901	10.16	4/12/2013

10.17	Offer Letter by and between the Registrant and Mardi C. Dier, dated as of July 28, 2006.	S-1	333-187901	10.17	4/12/2013

10.19	Portola Pharmaceuticals, Inc. 2013 Employee Stock Purchase Plan.	S-1	333-187901	10.19	4/12/2013

10.20	Master Contract Services Agreement for Preclinical and Clinical Services by and between the Registrant and PPD Development, LP, dated as of January 2, 2012, as amended by Amendment No.1 between the registrant and PPD Development, LLC (formerly PPD Development, LP).	S-1	333-187901	10.20	4/12/2013

10.22	Second Amendment to Lease made and entered into as of the 14th day of March 2014, by and between Portola Pharmaceuticals, Inc. and Britannia Pointe Grand Limited Partnership.	8-K	001-35935	10.22	3/19/2014

10.23†	First Amendment of the License and Collaboration Agreement made and effective as of April 7, 2014 by and between Biogen Idec MA Inc. and Portola Pharmaceuticals, Inc.	10-Q	001-35935	10.23	5/13/2014

10.24†	Commercial Supply (Manufacturing Services) Agreement between CMC ICOS Biologics, Inc. and Portola Pharmaceuticals, Inc. effective as of July 1, 2014.	10-Q	001-35935	10.24	11/10/2014

10.25+	Form of Restricted Stock Unit Award Grant Notice and Award Agreement—2013 Equity Incentive Plan.	10-K	001-35935	10.25	3/2/2015

10.26+	Form of Performance Stock Unit Award Grant Notice and Award Agreement—2013 Equity Incentive Plan.	10-K	001-35935	10.27	2/29/2016

10.27+	Offer Letter by and between Portola Pharmaceuticals, Inc. and Tao Fu, dated as of May 8, 2015.	10-Q	001-35935	10.27	8/5/15

10.28+	Form of Stock Option Grant Notice for Non-Employees —2013 Equity Incentive Plan.	10-Q	001-35935	10.28	8/9/16

10.29+	Form of Performance Stock Option Grant Notice —2013 Equity Incentive Plan.	10-Q	001-35935	10.29	8/9/16

10.30+	Form of Restricted Stock Unit Award Grant Notice and Award Agreement for Directors—2013 Equity Incentive Plan.	10-Q	001-35935	10.30	8/9/16

10.31+	Form of Restricted Stock Unit Award Grant Notice for Officers —2013 Equity Incentive Plan.	10-Q	001-35935	10.31	8/9/16

10.32+	Form of Performance Stock Unit Award Grant Notice —2013 Equity Incentive Plan.	10-Q	001-35935	10.32	8/9/16

10.33+	Market Based Performance Stock Unit Award Grant Notice—2013 Equity Incentive Plan.	10-Q	001-35935	10.33	8/9/16

10.34+	Amended and Restated Offer Letter by and between Portola and John T. Curnutte, M.D., Ph.D., dated as of January 25, 2017.	8-K	001-35935	10.1	2/3/17

10.35‡*	Supplemental Funding Support Loan Agreement among Portola, Bristol-Myers Squibb Company and Pfizer Inc. dated as of December 16, 2016.

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.36‡*	Amended and Restated Commercial Supply (Manufacturing Services) Agreement between Portola and CMC ICOS Biologics, Inc., dated as of December 9, 2016.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101.INS	XBRL Instance Document. (2)

101.SCH	XBRL Taxonomy Extension Schema Document. (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

†	Confidential Treatment Granted
‡	Confidential Treatment Requested
+	Management contract or compensatory plan
*	Filed herewith
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