Form 10-Q
period 2017-03-31
PORTOLA PHARMACEUTICALS INC
filed 2017-05-09
CIK 1269021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 57,020,110.

PORTOLA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$135,669	$188,480
Short-term investments	182,528	130,291
Restricted cash (SRX Cardio)	174	178
Prepaid research and development	5,898	7,299
Prepaid expenses and other current assets	3,312	2,680
Total current assets	327,581	328,928
Property and equipment, net	5,795	6,143
Intangible asset	3,151	3,151
Prepaid and other long-term assets	4,168	5,214
Total assets	$340,695	$343,436

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,487	$14,546
Accrued compensation and employee benefits	3,399	4,806
Accrued research and development	11,169	23,818
Accrued and other liabilities	3,283	1,696
Deferred revenue, current portion	20,798	20,798
Total current liabilities	48,136	65,664
Notes payable, long-term	50,485	49,815
Long term debt	47,803	—
Long term obligation to Collaborator	8,000	8,000
Deferred revenue, long-term	19,837	24,965
Other long-term liabilities	2,707	2,303
Total liabilities	176,968	150,747

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized at March 31, 2017 and December 31, 2016; 57,009,237 and 56,544,218 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	58	57
Additional paid-in capital	1,121,628	1,108,832
Accumulated deficit	(959,980)	(918,345)
Accumulated other comprehensive income/(loss)	(91)	(12)
Total stockholders’ equity	161,615	190,532
Noncontrolling interest (SRX Cardio)	2,112	2,157
Total stockholders' equity	163,727	192,689
Total liabilities and stockholders’ equity	$340,695	$343,436

Amounts include the assets and liabilities of SRX Cardio, LLC, a consolidated variable interest entity (“VIE”). Portola’s interests and obligations with respect to the VIE’s assets and liabilities are limited to those accorded to Portola in its agreement with the VIE. See Note 7, “Asset Acquisition and License Agreements,” to these condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Collaboration and license revenue	$5,128	$8,258
Operating expenses:
Research and development	30,645	58,813
Selling, general and administrative	15,021	14,751
Total operating expenses	45,666	73,564
Loss from operations	(40,538)	(65,306)
Interest and other income, net	413	332
Interest expense	(1,639)	—
Net loss	(41,764)	(64,974)
Net loss attributable to noncontrolling interest (SRX Cardio)	45	—
Net loss attributable to Portola	$(41,719)	$(64,974)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(0.74)	$(1.15)
Shares used to compute net loss per share attributable to Portola common stockholders:
Basic and diluted	56,692,788	56,397,881

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(41,764)	$(64,974)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	(79)	216
Comprehensive loss	(41,843)	(64,758)
Comprehensive loss attributable to noncontrolling interest (SRX Cardio)	45	—
Total comprehensive loss attributable to Portola	$(41,798)	$(64,758)

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(41,764)	$(64,974)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	504	457
Amortization of premium on investment securities	161	474
Non-cash interest expense	1,639	—
Stock-based compensation expense	9,034	7,069
Changes in operating assets and liabilities:
Prepaid research and development	1,401	6,122
Prepaid expenses and other current assets	(632)	(236)
Prepaid and other long-term assets	1,046	816
Accounts payable	(5,123)	3,344
Accrued compensation and employee benefits	(1,407)	(2,750)
Accrued research and development	(12,649)	(6,621)
Accrued and other liabilities	1,587	137
Deferred revenue	(5,128)	17,992
Other long-term liabilities	(205)	(166)
Net cash used in operating activities	(51,536)	(38,336)

Investing activities
Purchases of property and equipment	(113)	(1,335)
Decrease in restricted cash (SRX Cardio)	4	79
Purchases of investments	(147,781)	(52,544)
Proceeds from maturities of investments	95,304	115,684
Net cash (used in) provided by investing activities	(52,586)	61,884

Financing activities
Proceeds from debt issuance, net	48,000	—
Payment of public offering cost	—	(242)
Debt issuance costs paid	(536)	—
Proceeds from issuance of common stock pursuant to equity award plans	3,847	910
Net cash provided by financing activities	51,311	668

Net (decrease) increase in cash and cash equivalents	(52,811)	24,216
Cash and cash equivalents at beginning of period	188,480	186,488
Cash and cash equivalents at end of period	$135,669	$210,704

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

2. Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of Portola and its wholly-owned subsidiaries and a development partner that is a variable interest entity (a “VIE”) for which Portola is deemed, under applicable accounting guidance, to be the primary beneficiary as of March 31, 2017. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed on March 1, 2017 with the SEC.

Reclassification

Certain immaterial reclassifications have been made to prior period amounts to conform to current period presentation. This reclassification did not have an impact on our results of operations or financial condition as of December 31, 2016.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses in the condensed consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, fair value of assets and liabilities including short-term and long-term classification, embedded derivative liabilities, income taxes, in-process research and development, the consolidation of VIEs and deconsolidation of VIEs and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In-process Research and Development Asset

In-process research and development asset relates to our consolidated VIE and is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If the project is completed, which generally occurs if and when regulatory approval to market a product is obtained, the carrying value of the related intangible asset is amortized as a part of cost of product revenues over the remaining estimated life of the asset beginning in the period in which the project is completed. If the asset becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. The in-process research and development asset is tested for impairment on an annual basis, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. See Note 7, “Asset Acquisition and License Agreements,” to these condensed consolidated financial statements for further information.

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

Collaboration Customer Concentration

Collaboration customers who accounted for 10% or more of total collaboration and license revenues were as follows:

	Three Months Ended March 31,
	2017	2016
Daiichi Sankyo, Inc.	43%	41%
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	16%	40%
Bristol-Myers Squibb Company and Pfizer Inc.	34%	15%

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Amounts received from our collaboration and license agreements are recognized as revenue if the collaboration arrangement involves the sale of services associated with the development and commercialization of our products at amounts that exceed our cost. Under certain collaboration arrangements, we receive reimbursement for a portion of our research and development costs. Such funding is recognized as a reduction in research and development expense when we engage in a research and development project jointly with another entity, with both entities participating in project activities and sharing costs and potential benefits of the arrangement.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Our effective date for adoption of this guidance is our fiscal year beginning January 1, 2018. We have evaluated the effect that this guidance will have on our condensed consolidated financial statements and related disclosures and determined it will not have a material impact.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Our effective date for adoption of this guidance is our fiscal year beginning January 1, 2018. We have evaluated the effect that this guidance will have on our condensed consolidated financial statements and related disclosures and determined it will not have a material impact.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This ASU changes how a decision maker treats indirect interests in a managed variable interest entity held through an entity under common control in its primary beneficiary (consolidation) analysis. Our effective date for adoption of this guidance is our fiscal year beginning January 1, 2017. We have evaluated the effect that this guidance will have on our condensed consolidated financial statements and related disclosures and determined it will not have a material impact.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies certain aspects of the accounting for share-based payment transactions, including income tax requirements, forfeitures, and presentation on the balance sheet and the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and for the interim periods therein. We adopted the standard as of January 1, 2017, with a cumulative-effect adjustment to increase our deferred tax assets by $14.0 million with a corresponding increase to our valuation allowance. In addition, we made an accounting policy election to account for forfeitures as they occur.

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

The new revenue standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We plan to adopt the standard in the first quarter of 2018 using the modified retrospective method.  Although we are still evaluating our contracts and assessing all the potential impacts of the standard, we anticipate the adoption may have a material impact on our condensed consolidated financial statements. Specifically, the timing of recognition for certain contingent payments from our collaborators may be impacted by the adoption of the new revenue standard. ASU No. 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments.  Under our current accounting policy, we recognize contingent or milestone payments as revenue in the period that the payment-triggering event occurred or is achieved.  However, under the new revenue standard, it is possible to start to recognize contingent or milestone payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. Our embedded derivative liabilities are measured at fair value using a Monte Carlo simulation model and are included as a component of other long-term liabilities on the condensed consolidated balance sheets. The assumptions used in the Monte Carlo simulation model include: 1) our estimates of both the probability and timing of regulatory approval of andexanet alfa by geographical region and other related events; 2) probability weighted net sales of andexanet alfa; 3) our risk adjusted discount rate that includes a company specific risk premium; 4) cost of debt; 5) volatility; 6) the probability of a change in control occurring during the term of the note; and 7) probability of an event of default. The valuation of our embedded derivative liabilities is most sensitive to the probability of andexanet alfa achieving regulatory approval given the binary nature of such an approval event and the correlation to other assumptions included in the model.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Our noncontrolling interest includes the fair value of the contingent milestone and royalty payments, which is valued based on Level 3 inputs.  See Note 7, "Asset Acquisition and License Agreements," to these condensed consolidated financial statements for further information.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that were measured on a recurring basis (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$14,888	$—	$—	$14,888
Corporate notes and commercial paper	—	172,173	—	172,173
U.S. government agency securities	—	99,251	—	99,251
Total financial assets	$14,888	$271,424	$—	$286,312
Financial Liabilities:
Embedded derivatives liabilities	$—	$—	$855	$855

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$6,254	$—	$—	$6,254
Corporate notes and commercial paper	—	133,099	—	133,099
U.S. government agency securities	—	55,936	—	55,936
Total financial assets	$6,254	$189,035	$—	$195,289
Financial Liabilities:
Embedded derivatives liabilities	$—	$—	$246	$246

We estimate the fair values of our corporate notes and commercial paper and U.S government agency securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs.

There were no transfers between any of the levels of the fair value hierarchy during the periods presented.

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	March 31, 2017				December 31, 2016
				Estimated				Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Money market funds	$14,888	$—	$—	$14,888	$6,254	$—	$—	$6,254
Corporate notes and commercial paper	172,213	1	(41)	172,173	133,112	1	(14)	$133,099
U.S. government agency securities	99,302	3	(54)	99,251	55,934	5	(3)	$55,936
	$286,403	$4	$(95)	$286,312	$195,300	$6	$(17)	$195,289
Classified as:
Cash equivalents				$103,784				$64,998
Short-term investments				182,528				130,291
Long-term investments				—				—
Total cash equivalents and investments				$286,312				$195,289

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At March 31, 2017 and December 31, 2016, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized losses on available-for-sale securities for the periods presented.

5. Collaboration and License Agreements

Summary of Collaboration-Related Revenue

We have recognized revenue from our collaboration and license agreements as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
BMS and Pfizer	$1,758	$1,254
Daiichi Sankyo	2,181	3,385
Bayer and Janssen	799	3,307
Bayer	390	260
Other	—	52
Total collaboration and license revenue	$5,128	$8,258

Bristol-Myers Squibb Company (“BMS”) and Pfizer Inc. (“Pfizer”)

In 2014 we entered into an agreement with BMS and Pfizer to study andexanet alfa as a reversal agent to apixaban in our Phase 3 studies. As of March 31, 2017, we have no further milestone payments eligible for achievement under this agreement and continue to recognize the non-contingent payments received on a straight-line basis over the period of performance, which is estimated to be through the first quarter of 2018. During the three months ended March 31, 2017 and 2016, we recognized $0.6 million and $0.5 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of March 31, 2017 was $10.6 million.

In 2016 we entered into an agreement with BMS and Pfizer whereby they obtained exclusive rights to develop and commercialize andexanet alfa in Japan and we are responsible for certain research, development and manufacturing activities. As of March 31, 2017, we have milestone payments totaling up to $20.0 million that remain eligible for achievement upon certain regulatory events and up to $70.0 million which may be earned upon the achievement of specified annual net sales volumes in Japan in addition to royalties ranging from 5% to 15% on net sales of andexanet alfa in Japan. We continue to recognize non-contingent consideration received under the agreement on a straight-line basis over the period of performance, which is estimated to be through the first quarter of 2019. During the three months ended March 31, 2017 and 2016 we recognized $1.2 million and $0.8 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of March 31, 2017 was $9.5 million.

Daiichi Sankyo, Inc. (“Daiichi Sankyo”)

In 2014, as amended in 2016, we entered into an agreement with Daiichi Sankyo to study andexanet alfa as a reversal agent to edoxaban. As of March 31, 2017, we have milestone payments totaling up to $12.5 million that remain eligible for achievement upon the occurrence of certain clinical events and patient enrollment targets.  We continue to recognize non-contingent consideration received under the agreement on a straight-line basis over the period of performance, which is estimated to be through the third quarter of 2018. The $8.0 million refundable portion of the upfront consideration is recorded as an obligation to collaborator and will be relieved as we make royalty payments or written off should we fail to commercialize andexanet alfa. During the three months ended March 31, 2017 and 2016, we recognized $1.8 million and $3.4 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of March 31, 2017 was $10.8 million.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In 2016 we entered into an agreement with Daiichi Sankyo associated with the pursuit of regulatory approval of andexanet alfa as a reversal agent to edoxaban in Japan. As of March 31, 2017, we have milestone payments totaling up to $10.0 million eligible for achievement upon initial and final regulatory approval of andexanet alfa as a reversal agent to edoxaban in Japan. We continue to recognize non-contingent consideration received under the agreement on a straight-line basis over the period of performance, which is estimated to be through the first quarter of 2019. During the three months ended March 31, 2017 we recognized $0.4 million in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of March 31, 2017 was $3.3 million.

Bayer Pharma, AG (“Bayer”) and Janssen Pharmaceuticals, Inc. (“Janssen”)

In 2014 we entered into an agreement with Bayer and Janssen to study andexanet alfa as a reversal agent to rivaroxaban in our Phase 3 studies. As of March 31, 2017, we have milestone payments totaling up to $5.0 million that remain eligible for achievement upon the occurrence of certain events associated with scaling up our manufacturing process. We continue to recognize non-contingent consideration received under the agreement on a straight-line basis over the period of performance, which is estimated to be through the first quarter of 2018. During the three months ended March 31, 2017 and 2016, we recognized $0.8 million and $3.3 million in collaboration revenue including milestone payment under this agreement, respectively. The deferred revenue balance under this agreement as of March 31, 2017 was $3.2 million.

Bayer Pharma, AG (“Bayer”)

In 2016 we entered into an agreement with Bayer associated with the pursuit of regulatory approval of andexanet alfa as a reversal agent to rivaroxaban in Japan. As of March 31, 2017, the $10.0 million milestone payment associated with regulatory approval of andexanet alfa as a reversal agent to rivaroxaban in Japan remains eligible for achievement. We continue to recognize non-contingent consideration received under the agreement on a straight-line basis over the period of performance, which is estimated to be through the first quarter of 2019. During the three months ended March 31, 2017 and 2016, we recognized $0.4 million and $0.3million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of March 31, 2017 was $3.2 million.

6. Purchase Commitments

Commercial Supply Agreement

In 2016, we entered into an Amended Restated Commercial Supply Agreement (“aCSA”) with CMC ICOS Biologics, Inc. (“CMC ”), a subsidiary of AGC Asahi Glass, that amends and restates the terms of the original Commercial Supply Agreement. We have made firm orders to manufacture 20 batches in 2017 and are required to make a non-refundable manufacturing reservation payment of $2.5 million for ten batches to be manufactured in 2018 contingent upon CMC’s successful delivery of services related to our BLA re-submission to the FDA.

Pursuant to the terms of the aCSA, we received a $33.7 million credit, which may be applied to either satisfy or partially offset specified amounts owed to CMC for services rendered under the aCSA, existing obligations/payables to CMC as of the execution date and future services to be rendered through December 31, 2017. For the three months ended March 31, 2017, the Company utilized $3.8 million of these credits as a reduction of R&D expense to settle accounts payable and accrued liabilities related to specified services rendered by CMC.

Under the consolidation guidance, we determined that CMC is a VIE and we are not the primary beneficiary and therefore consolidation of CMC is not required. As of March 31, 2017, we have not provided financial or other support to CMC that was not previously contractually required. We have recorded $1.0 million of accounts payable, $0.1 million of accrued research and development and $2.3 million of prepaid manufacturing services in our condensed consolidated balance sheet as of March 31, 2017. Our agreement with CMC does not require us to fund operations at CMC and therefore, we quantify our maximum exposure to loss as the aggregate value of prepaid manufacturing services as of March 31, 2017. Further, we believe that our total exposure to losses associated with the fixed pricing terms of this agreement is de minimis given the cost per batch, number of batches and time frame over which the batches will be manufactured, pursuant to the amended agreement.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Betrixaban Manufacturing Agreement

In 2016 we entered into a Manufacturing Agreement, as amended, with Hovione, Limited, (“Hovione”), pursuant to which Hovione will manufacture active pharmaceutical ingredient for betrixaban at commercial scale and perform process validation during the term of the agreement. As of March 31, 2017, we have recorded as $2.0 million in prepaid research and development and $4.1 million in prepaid and other long-term assets under the agreement, and will make up to $22.1 million of additional cancellable payments throughout the term of the Hovione Agreement, ending June 2018.

7. Asset Acquisition and License Agreements

SRX Cardio, LLC

In 2016 we entered into an exclusive license agreement with SRX Cardio, LLC (“SRX Cardio”) to explore a novel approach to develop a drug in the field of hypercholesterolemia. We determined that SRX Cardio is, and as of March 31, 2017, continues to be a variable interest entity that requires consolidation. Accordingly, we have consolidated the financial statements of SRX Cardio since inception of the agreement on December 1, 2015 by (a) eliminating all intercompany balances and transactions; and (b) allocating loss attributable to the noncontrolling interest in SRX Cardio to net loss attributable to noncontrolling interest in our consolidated statement of operations and reflecting noncontrolling interest on our consolidated balance sheet. Our interest in SRX Cardio is limited to the development of the intellectual property asset.

As of March 31, 2017, we have not provided financial or other support to SRX Cardio that was not previously contracted or required. We recorded SRX Cardio’s $0.2 million of cash as restricted cash because (a) we do not have any interest in or control over SRX Cardio's cash and (b) the agreement does not provide for these assets to be used for the development of the intellectual property assets developed pursuant to this agreement. We recorded $45,000 as net loss attributable to noncontrolling interest (SRX Cardio) on our condensed consolidated statements of operations, reflecting a change in fair value of our contingent payment liability to SRX Cardio as of March 31, 2017. Should the development program make substantive advancement, we expect to record increases in the fair value of the contingent milestone and royalty payments with a corresponding increase to net loss or decrease to net income attributable to Portola.

8. Long-term Debt

Note Payable

In December 2016, we entered into a supplemental funding support agreement with BMS and Pfizer whereby we received $50.0 million in exchange for two promissory notes totaling $65.0 million that become due in December 2024. The use of funds is restricted to development activities needed for regulatory approval of andexant alfa by the FDA and European Medicines Agency (“EMA”) as provided for in the agreement.

Pursuant to the terms of the agreement, we are required to pay down the note each quarter in an amount equal to 5% of net sales of andexanet alfa in the United States and European Union(“EU”). Should the initial regulatory approval of andexanet alfa in the USA and EU not be achieved by January 1, 2019, one hundred percent of payments due to us under the Japan License agreement and fifty percent of all other andexanet alfa license fees and milestone payments received from third party collaborators will be applied to the notes payable. In addition, if the approval of andexanet alfa in the United States and EU is not achieved by January 1, 2019, we are able to reduce the repayment amount to $60.0 million if such amount is paid by December 31, 2021 and regardless of the timing of regulatory approval, we may reduce the repayment amount to $62.5 million if such amount is paid by December 31, 2023.  Any unpaid amounts shall become immediately due upon: 1) a change of control of our company; 2) an event of default; and 3) termination for breach. We have the right to prepay the repayment amount at any time without any penalty.

The accounting for such funding agreement requires us to make certain estimates and assumptions, including timing of andexanet alfa approval, timing of royalty payments due to BMS and Pfizer, the expected rate of return to BMS and Pfizer, the split between current and long-term portions of the obligation and accretion of related interest expense.

The upfront cash receipt of $50.0 million is recorded as notes payable, long term at issuance. We are accruing for interest over the term of the related note. The carrying values of the notes payable at March 31, 2017 and December 31, 2016, including accrued interest of $0.7 million and $0.1 million, are $50.5 million and $49.8 million, respectively.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We evaluated the features of the notes payable and determined that certain features which require acceleration of payments such as pursuant to a change of control or an event of default, as well as the terms that adjust the total amount of interest required to be paid based upon the timing of initial regulatory approval in the United States and EU require bifurcation and fair value recognition. We determined the fair value of each derivative using a Monte Carlo simulation model taking into account the probability of these events occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 3 to the condensed consolidated financial statements. The aggregate fair value of the embedded derivatives at issuance date was $0.3 million included in other long-term liabilities. The Company will remeasure the embedded derivatives to fair value each reporting period until the repayment, termination or maturity of the long-term note payable.  For the three months ended March 31, 2017, the remeasurement gain(loss) of embedded derivatives was insignificant.

The estimated fair value of the note payable at March 31, 2017 was $54.7 million and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 3.

Royalty-based Financing

In February 2017, we entered into a purchase and sale agreement (the “Royalty Sales Agreement”) with HealthCare Royalty Partners and its affiliates. (“HCR”) whereby HCR acquired a royalty interest in future worldwide net sales of andexanet alfa. We received $50.0 million upon closing and have the right to receive an additional $100.0 million if U.S. regulatory approval of andexanet alfa is received prior to October 2018.

We are required to pay HCR a royalty of 2.0% based on tiered net worldwide sales of andexanet alfa. If the additional $100.0 million is received from HCR, the tiered royalty rate will increase to a range of 7.85% to 3.58%, as the applicable rate decreases starting at worldwide net sales levels above $150 million. Total royalty payments are capped at 195% of the funded amount, however, the royalty rates are subject to increase if the timing of marketing and manufacturing approvals from the FDA is not received before the dates within 2018 specified in the Royalty Sales Agreement. If andexanet alfa is not approved for commercial sale the Company has no repayment obligations under this agreement. We have evaluated the terms of the Royalty Sales Agreement and concluded that the features of the funded amount are similar to those of a debt instrument.  Accordingly, we have accounted for the transaction as long-term debt.

As the repayment of the funded amount is contingent upon the sales volumes of andexanet alfa, the repayment term may be shortened or extended depending on the actual sales of andexanet alfa. The repayment period is commencing from the first commercial sale of andexanet alfa in any country and expiring on the date when HCR has received cash payments totaling an aggregate of 195% of the funded amount~~s~~.

We evaluated the terms of the debt and determined that certain features, such as the increase in the repayment amount up to $125.0 million upon a change of control and the variability in the royalty payments based upon the timing of initial regulatory approval in the United States and EU, are embedded derivatives that require bifurcation from the debt instrument and fair value recognition. We determined the fair value of each derivative using a Monte Carlo simulation model taking into account the probability of these events occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 3 to these condensed consolidated financial statements. The aggregate fair value of the embedded derivatives at issuance date was $0.6 million and is included in other long-term liabilities. The Company will remeasure the embedded derivatives to fair value each reporting period until the time the features lapse and/or termination of the Royalty Sales Agreement.

The effective interest rate as of March 31, 2017 was 13.8%. For the three months ended March 31, 2017, accrued interest in the amount of $0.9 million was added to the principal balance of the debt.

In connection with the Royalty Sales Agreement, we paid HCR a fee of $2.0 million and incurred additional debt issuance costs totaling $0.6 million, which includes expenses that we paid on behalf of HCR and expenses incurred directly by us. Debt issuance costs have been netted against the debt as of March 31, 2017 and are being amortized over the estimated term of the debt using the effective interest method. For the three months ended March 31, 2017, we recognized interest expense, including amortization of the debt discount, related to the debt of $0.9 million. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized. The carrying value of the debt as of March 31, 2017 was $47.8 million, inclusive of payment-in-kind interest expense of $0.9 million and net of unamortized debt discount of $2.5 million.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The estimated fair value of long-term debt at March 31, 2017 was $43.3 million and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 3.

9. Stock Based Compensation

In January 2013, our Board of Directors adopted our 2013 Equity Incentive Plan (the “2013 Plan”), which became effective upon of the closing of our initial public offering in May 2013. On January 1, 2017, the number of shares available for issuance under the 2013 Plan automatically increased by a number of shares equal to 5% of the total common stock outstanding at December 31, 2016. As of March 31, 2017, there were 15,032,633 shares reserved under the 2013 Plan for the future issuance of equity awards.

Stock Options

The following table summarizes stock option activity under our 2013 Plan and related information during the three months ended March 31, 2017:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Options	Price Per Share
Balance at December 31, 2016	5,817,116	$25.26
Options granted	1,036,100	27.04
Options exercised	(196,871)	15.86
Options canceled	(71,202)	33.34
Balance at March 31, 2017	6,585,143	$25.73

Performance Stock Options (“PSOs”)

In May 2016, the Compensation Committee of our Board of Directors approved the commencement of granting performance stock option awards to our executive and senior officers. PSOs represent a contingent right to purchase our Common Stock upon achievement of specified conditions. The PSOs granted in May 2016 will vest upon the achievement of certain regulatory and manufacturing goals related to our lead programs. As of March 31, 2017, there was $2.0 million of unrecognized compensation costs related to the PSOs which management currently estimates to be probable of vesting and which we estimate will be recognized over a weighted-average period of 1.4 years.

The following table summarizes PSO activity under our 2013 Plan and related information during the three months ended March 31, 2017:

Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Options	Price Per Share
Balance at December 31, 2016	180,752	$23.76
Options granted	—	—
Options exercised	—	—
Options canceled	—	—
Balance at March 31, 2017	180,752	$23.76

Restricted Stock Units (“RSUs”)

In January 2015, the Compensation Committee of our Board of Directors approved the commencement of granting restricted stock units, to our employees. RSUs are share awards that entitle the holder to receive freely tradable shares of our Common Stock upon vesting.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes RSU activity, under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average grant date
	RSUs	fair value per share
Balance at December 31, 2016	546,507	$28.38
RSUs granted	306,050	25.54
RSUs released	(211,882)	28.26
RSUs canceled	(8,932)	27.37
Balance at March 31, 2017	631,743	$27.06

Performance Stock Units (“PSUs”)

In January 2015, the Compensation Committee of our Board of Directors approved the commencement of granting performance stock units to our employees. PSUs are share awards that entitle the holder to receive freely tradable shares of our Common Stock upon achievement of specified conditions. In January 2016, the Compensation Committee of our Board of Directors approved a program to award up to 102,906 PSUs to the management team based on the achievement of certain commercial and regulatory goals related to andexanet alfa and betrixaban, respectively. In January 2017, the Compensation Committee of our Board of Directors approved a program to award up to 143,750 PSUs to the management team based on the achievement of certain regulatory goals related to andexanet alfa.

As of March 31, 2017, there was $0.3 million of unrecognized compensation costs related to the PSUs which management currently estimates to be probable of vesting and which we currently estimate will be recognized over a weighted-average period of 0.6 years.

The following table summarizes PSU activity, under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average grant date
	PSUs	fair value per share
Balance at December 31, 2016	285,866	$29.24
PSUs granted	143,750	25.54
PSUs released	(8,917)	50.30
PSUs canceled	(51,581)	33.53
Balance at March 31, 2017	369,118	$26.69

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$4,150	$3,030
Selling, general and administrative	4,884	4,039
Total stock-based compensation	$9,034	$7,069

10. Net Loss per Share Attributable to Portola Common Stockholders

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following common stock equivalent shares were excluded from the computation of diluted net loss per share attributable to Portola Common Stockholders for the three months ended March 31, 2017 and 2016 because including them would have been anti-dilutive:

	2017	2016
Stock options to purchase common stock	6,585,143	5,615,484
Performance stock options	180,752	—
Common stock warrants	1,500	1,500
Restricted stock units	631,743	318,228
Performance stock units	369,118	293,694
Employee stock purchase plan	5,816	8,867

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic disorders and inflammation for patients who currently have limited or no approved treatment options. We are advancing three programs, including betrixaban, an oral once-daily anticoagulant fXa inhibitor, andexanet alfa, a recombinant protein designed to reverse the anticoagulant effect in patients treated with an oral or injectable Factor Xa inhibitor and cerdulatinib, a Syk/JAK inhibitor in development to treat hematologic cancers.

Our late stage development programs address significant unmet medical needs in the area of thrombosis, or blood clots. Betrixaban, a U.S. Food and Drug Administration, or FDA,-designated Fast Track novel oral once-daily inhibitor of Factor Xa, is being developed for extended duration prophylaxis, or preventive treatment, of a form of thrombosis known as venous thromboembolism, or VTE, in acute medically ill patients for 35 days of in-hospital and post-discharge use. Currently, there is no anticoagulant approved for extended duration VTE prophylaxis in the acute medically ill population. These are patients who are hospitalized for serious common medical conditions, such as heart failure, stroke, infection and pulmonary disease. Our pivotal Phase 3 APEX Study enrolled 7,513 patients at more than 450 clinical sites worldwide and assessed the superiority of extended-duration anticoagulation with oral betrixaban for 35 - 42 days compared with standard-duration injectable enoxaparin for 10+4 days in preventing VTE in high-risk acute medically ill patients. Our New Drug Application, or NDA, was accepted by the FDA in December 2016 with a Prescription Drug User Fee Act, or PDUFA, date of June 24, 2017 under priority review. Also, our Marketing Authorization Application or MAA, to the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicine Agency, or EMA, was accepted in December 2016 under a standard review period.

Our second lead compound, andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a Factor Xa inhibitor. Andexanet alfa has potential indications for patients anticoagulated with a direct or indirect Factor Xa inhibitor when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery or urgent procedures. We have completed Phase 3 registration studies in healthy volunteers and are conducting a Phase 4 confirmatory trial in patients. We filed a Biologics License Application, or BLA, with the FDA in the first quarter of 2016 and a MAA with the EMA in the third quarter of 2016 which has been accepted and is currently under review. We remain focused on addressing the items communicated by the FDA in the Complete Response Letter, or CRL, received in August 2016 in order to re-submit the BLA, while, at the same time, we continue to advance our generation 2 manufacturing process that will enable us to produce commercial quantities of andexanet alfa.

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

In the future, we may receive revenue from the sale of our products, if approved. Betrixaban is currently under review by both the FDA and EMA. Andexanet alfa is under review by the EMA and we are in the process of responding to the items communicated in the CRL in order to re-submit a BLA to the FDA.

The following table summarizes the sources of our collaboration and license revenue (in thousands):

	Three Months Ended March 31,
	2017	2016
BMS and Pfizer	$1,758	$1,254
Daiichi Sankyo	2,181	3,385
Bayer and Janssen	799	3,307
Bayer	390	260
Other	—	52
Total collaboration and license revenue	$5,128	$8,258

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

We expect our research and development expenses to be similar or slightly lower in the near term as our late stage thrombosis programs work through the regulatory approval process and we prepare for commercialization. Also, if we receive FDA and EMA approval of andexanet alfa and betrixaban, a substantial portion of our future manufacturing costs will be capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold. Further, expenses incurred for setting up additional manufacturing facilities may be categorized as research and development expense or as manufacturing start-up costs, a component of operating expenses, based on the significance of the process changes and enhancements at the additional manufacturing facility. The timing and amount of expenses incurred will depend upon FDA approval and the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, start-up manufacturing and supply chain costs and any costs associated with the advancement of our preclinical programs.

The following table summarizes our research and development expenses incurred by product candidate:

	Phase of	Three Months Ended March 31,
	Development	2017	2016
		(in thousands)
Product candidate		(unaudited)
Betrixaban	Phase 3	$14,477	$15,435
Andexanet alfa	Phase 2/3/4	13,233	40,341
Cerdulatinib	Phase 1/2a	1,872	2,362
Syk selective inhibitor	Pre-clinical	40	20
Other research and development expenses(1)		1,023	655
Total research and development expenses		$30,645	$58,813

(1)	Amounts in all periods include costs for other potential product candidates.

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

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of interest received on our cash, cash equivalents and investments.

Interest expense

Interest expense consists of amounts accrued pursuant to our long-term debt and notes payable balances outstanding during the period.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017.

Results of operations

Comparison of the three months ended March 31, 2017 and 2016

Revenue

	Three Months Ended March 31,
	2017	2016	Decrease	% Decrease
	(in thousands, except percentages)
Collaboration and license revenue	$5,128	$8,258	$(3,130)	(38%)

The decrease in collaboration and license revenue during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to not earning any milestone payments in 2017 compared to $5.0 million received from our collaboration partners in 2016, partially offset by incremental revenue of $1.8 million from three collaboration and license agreements executed in the first quarter of 2016 to develop and commercialize andexanet alfa in Japan and an amendment to our existing phase 3 collaboration with Daiichi Sankyo.

Research and development expenses

	Three Months Ended March 31,
	2017	2016	Decrease	% Decrease
	(in thousands, except percentages)
Research and development expenses	$30,645	$58,813	$(28,168)	(48%)

The decrease in research and development expenses during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to:

•

decreased program costs of $27.1 million related to andexanet alfa. This decrease was largely attributable to manufacturing activities with CMC Biologics given our decision in the third quarter of 2016 to discontinue the 6x2000 liter, or Line C, manufacturing process as well as decreased expense associated with our generation 2 manufacturing process as our validation batches were substantially complete prior to 2017.

•

decreased program costs of $1.0 million related to betrixaban. This decrease was largely due to the completion and close out of the APEX clinical trial in 2016, partially offset by an increase in manufacturing costs to produce betrixaban active pharmaceutical ingredient incurred in 2017; and

•	decreased program costs of $0.5 million related to cerdulatinib.

Selling, general and administrative expenses

	Three Months Ended March 31,
	2017	2016	Increase	% Increase
	(in thousands, except percentages)
Selling, general and administrative expenses	$15,021	$14,751	$270	2%

The increase in selling, general and administrative expenses during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily related to increased headcount-related costs.

Interest and other income (expense), net

	Three Months Ended March 31,
	2017	2016	Increase	% Increase
	(in thousands, except percentages)
Interest and other income, net	$413	$332	$81	24%

Interest and other income (expense), net during the three months ended March 31, 2017 was consistent with the three months ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016	Increase	% Increase
	(in thousands, except percentages)
Interest expense	$1,639	$-	$1,639	100%

The increase in interest expense during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due to new debt incurred in the fourth quarter of 2016 and first quarter of 2017.

Liquidity and capital resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have financed our operations primarily through sales of our equity securities, collaborations, including loans from our collaboration partners, a royalty-based financing arrangement, and sales of commercial and development rights to some of our product candidates. Our expenditures are primarily related to research and development activities, including clinical trial and manufacturing related costs, and commercial preparation costs. At March 31, 2017, we had available cash, cash equivalents and investments of $318.2 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

The following table summarizes our cash flows for the periods indicated:

	March 31,		Increase /	% Increase /
	2017	2016	(Decrease)	(Decrease)
	(in thousands, except percentages)
Cash used in operating activities	$(51,536)	$(38,336)	$13,200	34%
Cash provided by (used in) investing activities	$(52,586)	$61,884	$(114,470)	(185%)
Cash provided by financing activities	$51,311	$668	$50,643	7581%
Net (decrease) increase in cash	$(52,811)	$24,216	$(77,027)	(318%)

Cash used in operating activities

Cash used in operating activities was $51.5 million for the three months ended March 31, 2017, compared to cash used of $38.3 million for the same period in 2016. Operating cash flows can differ from our condensed consolidated net loss as a result of differences in the timing of cash receipts and non-cash charges.

Cash used in operating activities for the three months ended March 31, 2017 includes payments made to our contract manufacturing organizations for the manufacture of andexanet alfa and betrixaban totaling $14.4 million and $1.0 million, respectively, $21.5 million of disbursements to third party vendors to support routine research and development and selling and general and administrative operations, and $14.6 million in payroll and related employee costs.

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

Cash provided by (used in) investing activities

Cash used in investing activities was $52.6 million for the three months ended March 31, 2017, compared to $61.9 million of cash provided for the same period in 2016.

Cash used in investing activities for the three months ended March 31, 2017 was primarily related to purchase of investment of $147.8 million and fixed assets purchase of $0.1 million, partially offset by proceeds from maturities of investments of $95.3 million.

Cash provided by investing activities for the three months ended March 31, 2016 was primarily related to proceeds from maturities of investments of $115.6 million, partially offset by purchases of investments of $52.5 million and fixed assets purchases of $1.3 million.

Cash provided by financing activities

Cash provided by financing activities was $51.3 million for the three months ended March 31, 2017, compared to $0.7 million of cash provided for the same period in 2016.

Cash provided by financing activities of $51.3 million for the three months ended March 31, 2017 was related to net proceeds from debt issuance of $48.0 million and proceeds from purchases under our Employee Stock Purchase Plan of $0.9 million and exercises of stock options of $2.9 million. These cashflows were partially offset by payments of debt issuance costs of $0.5 million.

Cash provided by financing activities of $0.7 million for the three months ended March 31, 2016 was related to proceeds from purchases under our Employee Stock Purchase Plan of $0.7 million and proceeds from the exercise of stock options of $0.2 million, partially offset by payments of deferred offering costs of $0.2 million relating to December 2015 public offering.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than the $100.0 million payment from HCR contingent upon the FDA’s approval of andexanet alfa and potential milestones receivable under our current collaboration and license agreements. Our future funding requirements will depend on many factors, including the following:

•	the cost, timing and outcomes of regulatory approvals;
•

the cost of manufacturing our product candidates, including process improvements in order to manufacture product candidates at commercial scale, and establishing commercial supplies of our product candidates;

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

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2017, we had cash, cash equivalents and investments of $318.2 million consisting of cash and liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development, manufacturing, regulatory and commercialization activities with vendors in Europe.  We made payments in the aggregate amount of €6.5 million and €7.3 million to our European vendors during the three months ended March 31, 2017 and 2016, respectively. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the three months ended March 31, 2017, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In assessing these risks, you should also refer to other information contained in this quarterly report on Form 10-Q, including our Condensed Consolidated Financial Statements and related Notes. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our annual report on Form 10-K for the year ended December 31, 2016.

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have incurred significant losses, and expect to incur substantial and increasing losses as we continue to develop and commercialize our product candidates.

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and selling, general and administrative expenses related to our operations. We expect to incur substantial and increasing losses as we continue to develop and commercialize our product candidates. As of March 31, 2017, we had an accumulated deficit of approximately $960.0 million.

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

We are advancing multiple product candidates through the research and clinical development process. The completion of the development and the preparation for commercialization of our product candidates will continue to require substantial funds. As of March 31, 2017, we had $318.2 million in cash, cash equivalents and investments. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

We have invested a significant portion of our efforts and financial resources into the development of betrixaban, andexanet alfa and, to a lesser extent, cerdulatinib and our selective Syk inhibitor program. Our ability to generate product revenue, which will not occur until after regulatory approval, if ever, will depend on the successful development, regulatory approval and eventual commercialization of one of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	our ability to reach agreement with the FDA and other regulatory authorities on the appropriate regulatory path for approval of our product candidates;
•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States for our product candidates;
•	obtaining product indications and other labeling information that is acceptable to the medical community, third-party payors and patients;
•	our ability to manufacture product commercially at acceptable costs;
•	acceptance of any approved product by the medical community, third-party payors and patients;
•	establishing and maintaining commercial manufacturing arrangements with third parties;
•	commercializing any product candidate that may be approved, whether alone or in collaboration with others;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of the product following approval;
•	successful enrollment in, and completion of, clinical studies; and
•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

Even if the outstanding items identified in the CRL are resolved to the satisfaction of the FDA, the agency retains the right not to approve the BLA or to require additional information, or to raise additional issues to support regulatory approval of andexanet alfa, which could further delay or prevent its approval or limit the approved indications for andexanet alfa. In addition, either the substance of the items identified by the FDA in the CRL, or the CRL itself, could have an adverse impact on our efforts to obtain marketing authorization for andexanet alfa from the EMA and other regulatory authorities. Also, in response to the CRL, we have suspended our efforts to expand post-approval supply based on an expanded Gen1 manufacturing process on the 6x2,000 liter Line C manufacturing line at CMC Biologics and are focusing our efforts on expanding post approval through our generation 2 manufacturing process at the 10,000 liter scale at Lonza. As a result, even if we obtain commercial marketing approval for andexanet alfa, our ability to market andexanet may be adversely impacted by limited supply or treatment indications.

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

For example, the ANNEXA-4 study of andexanet alfa is our first experience in patients with major bleeding who are receiving a factor Xa inhibitor. Because we have limited first-hand enrollment experience in this patient population, our enrollment forecasts are estimated based on our understanding of enrollment experience of similar studies conducted by others in similar patient populations.  Our current forecasts suggest that enrolling up to 350 patients should ensure that a sufficient number are able to be included in the primary analysis. However, if after enrolling 350 patients, the true number of evaluable patients is less than required, it may be necessary to continue enrolling additional patients beyond the planned 350. Enrollment of additional patients (or slower than anticipated enrollment) could increase the cost and duration of the study, and could result in alterations of the clinical plan including, but not limited to, opening of additional sites or geographic regions, both of which would result in increased costs. In addition, our cerdulatinib clinical studies will require enrollment of patients who have failed current therapies or have relapsed due to mutations. Finding and enrolling a sufficient number of patients for our expansion Cohorts could be difficult, time consuming and expensive because enrollment of clinical patients in the oncology space is often highly competitive and we have limited experience enrolling oncology patients in clinical trials.

Even if andexanet alfa is approved by the FDA, this approval may be limited to certain indications, additional clinical studies and regulatory applications may be required to expand andexanet alfa indications and we can provide no assurances that such additional clinical studies or regulatory applications will be successful.

We are developing andexanet alfa as a universal antidote for patients receiving a Factor Xa inhibitor anticoagulant when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery/urgent procedures. Our ANNEXA-4 Phase 4 study is being conducted in patients receiving either a direct or indirect Factor Xa inhibitor who present with an acute major bleed, and our ANNEXA Phase 3 registration-enabling studies have been conducted on healthy volunteers. It is not certain at this time which indications, if any, the FDA will approve based on this data. For example, in the CRL, the FDA stated that we have not provided sufficient information to permit labeling of andexanet alfa for safe and effective use for the proposed indication. The FDA has also asked us for additional data to support the inclusion of edoxaban and enoxaparin in the label, and indicated it needed to finalize its review of the clinical studies required as post-marketing commitments. These observations in the CRL create greater risk concerning our efforts to obtain U.S. approval for andexanet alfa as a universal antidote for Factor Xa inhibitors as the issues raised and information requested by the FDA may be costly and time-consuming to address and generate. As a result of these observations, we could decide or be required to seek our initial approval on a more narrow indication relating to serious bleeds among patients on the two most broadly used Factor Xa inhibitors, apixaban and rivaroxaban. Our studies have also not included patients requiring emergency surgery or urgent procedures and we do not anticipate obtaining this indication without clinical data. Additional clinical studies will be required to support our targeted indications, which will require additional time and expense and may not prove successful. Limitations in our label for andexanet alfa will reduce the number of patients for whom andexanet alfa is indicated and could reduce the size of the anticipated market and our financial prospects. Further, there is no guarantee that any efforts that we decide to undertake will meet the FDA’s requirements, and we may not receive approval at all for andexanet alfa, even in a more narrow indication despite such efforts.

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

There are risks associated with scaling up manufacturing to commercial volumes including, among others, cost overruns, technical problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. Even if efficacy and safety data from our clinical trials would otherwise support regulatory approval for any product candidate, there is no assurance that our manufacturer will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities of betrixaban or andexanet alfa for commercialization, either on a timely basis or at all, our commercialization efforts would be impaired, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have experienced particular uncertainties and risks associated with scaling up the manufacturing for andexanet alfa. Andexanet alfa is a recombinant biological molecule, or biologic, rather than a small molecule chemical compound like our other product candidates. The manufacture of biologics involves complex processes, typically including developing cell lines or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. The cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process is more complex and can be difficult to reproduce. There is no guarantee we will be successful in obtaining regulatory approval for our generation 2 commercial-scale manufacturing process for andexanet alfa. Due to the high cost to manufacture andexanet alfa and the inherent uncertainty related to manufacturing costs, there is a relatively greater risk that andexanet alfa may not be commercially viable.

Our initial commercial manufacturing strategy for andexanet alfa is also subject to substantial uncertainty due to items identified by the FDA in the CRL. Changes to our manufacturing strategy, and addressing the manufacturing items in the CRL, will require additional time and capital and may not be successful. For example, we have suspended our efforts to expand post-approval supply based on an expanded generation 1 manufacturing and are focusing our efforts on expanding post approval through our generation 2 manufacturing process. We still intend to seek commercial approval based on generation 1 supply from CMC Biologics. Our generation 1 manufacturing process was designed to produce andexanet alfa for our clinical studies on a small scale and is capable of manufacturing only limited supply to support a commercial launch in relation to projected demand. We are currently discussing options with the FDA and our commercial manufacturing organizations for expanding commercial supply post-approval. Without material from an expanded capacity manufacturing facility, even if approved, commercial supply of andexanet alfa at launch will likely be limited to our generation 1 supply until such time as we can the obtain approval for generation 2 material.

In addition, in order to obtain FDA approval of generation 2 material produced by Lonza, the vendor’s manufacturing facility will need to pass a pre-approval regulatory inspection and we will need to demonstrate that such material is comparable to the clinical material we previously used and material produced in our generation 1 process.  Demonstrating comparability can require significant pre-clinical and clinical studies. The material may also be considered a new biological entity and a new clinical program, possibly commencing with Phase 1, and a full BLA submission may be required for approval, resulting in additional time and expense. If we are not able to establish a commercial-scale manufacturing process for andexanet alfa, our business, financial condition, results of operations and growth prospects would be materially adversely affected.

For betrixaban, even if approved by the FDA, we expect the regulatory process relating to manufacturing to continue post-approval as we seek to qualify an additional manufacturing facility at our primary supplier. As a part of our commercial scale-up plan, we are in the process of moving commercial production to a different production facility at Hovione with greater manufacturing capacity. Before we can use material from this other facility we will be required to demonstrate a successful process transfer and obtain post-marketing regulatory approval. If we are unable to successfully transfer the betrixaban manufacturing process we may be constrained by commercial shortages after launch. A commercial shortage of betrixaban, even if temporary, could materially adversely affect the commercial launch of betrixaban and our business, financial condition, results of operations and growth prospects.

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

We do not own facilities for clinical-scale or commercial manufacturing of our product candidates and we rely on third-party suppliers to manufacture each of our product candidates. For example, we have contracted with CMC Biologics to manufacture andexanet alfa bulk drug substance to support our potential U.S. commercial launch, and we have engaged Lonza to develop a new, higher-capacity and lower cost process for andexanet alfa bulk drug substance in order to support our broader, worldwide commercialization strategy. Following our receipt of the CRL, this manufacturing and commercialization strategy is under review and subject to substantial uncertainty.  We have entered into a manufacturing agreement with Hovione Limited for the manufacture of betrixaban and expect to rely on this manufacturing organization to supply betrixaban for commercial launch. We also rely or expect to rely on other third party providers for raw materials, drug substance and drug product manufacturing, packaging, labeling and supply chain distribution. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug supply necessary for our clinical and commercial needs, or if any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product candidate until a qualified alternative supplier is identified, which could also significantly delay the development of, and impair our ability to commercialize, our product candidates.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unresolved. In recent years patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. On March 16, 2013, under the America Invents Act, the United States moved to a first to file system.

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

While the U.S. Supreme Court upheld the constitutionality of most elements of the Affordable Care Act in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. In addition, Congress has in the past proposed and likely will continue to propose a number of legislative initiatives, including possible repeal of the Affordable Care Act. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of Affordable Care Act.  The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of Affordable Care Act that are repealed. At this time, it remains unclear whether there will be any changes made to the Affordable Care Act, whether to certain provisions or its entirety. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

Based, in part, on a review of SEC filings, we believe that our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own a significant percentage of our outstanding shares of common stock, based on shares of common stock outstanding as of March 31, 2017. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our executive officers are parties to agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $3.9 million for severance and other benefits and acceleration of vesting of equity awards with a value of approximately $26.8 million as of March 31, 2017, based on the closing price of our common stock on such date in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of equity awards could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

PORTOLA PHARMACEUTICALS, INC.

Date: May 8, 2017	By:	/s/ William Lis
William Lis
Chief Executive Officer

Date: May 8, 2017	By:	/s/ Mardi C. Dier
Mardi C. Dier
Chief Financial Officer

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.3	Third Amended and Restated Investor Rights Agreement, dated as of November 11, 2011, by and among Portola Pharmaceuticals, Inc., and certain of its stockholders.	S-1	333-187901	10.6	4/12/2013

4.4	Warrant to Purchase Shares of Series A Preferred Stock by and between the registrant and General Electric Capital Corporation, dated January 21, 2005.	10-Q	001-35935	4.4	11/06/2013

4.6	Warrant to Purchase Shares of Series B Preferred Stock by and between Portola Pharmaceuticals, Inc., and Comerica Incorporated, dated September 29, 2006.	10-Q	001-35935	4.6	11/06/2013

4.7	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006.	10-Q	001-35935	4.7	11/06/2013

4.8	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and HCP Life Science Assets TRS, LLC, dated December 15, 2006.	10-Q	001-35935	4.8	11/06/2013

4.9	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and Bristow Investments, L.P., dated December 15, 2006.	10-Q	001-35935	4.9	11/06/2013

10.34+	Amended and Restated Offer Letter by and between Portola Pharmaceuticals, Inc. and John T. Curnutte, M.D., Ph.D., dated January 25, 2017.	8-K	001-35935	10.1	2/03/2017

10.37‡*	Purchase and Sale Agreement dated as of February 2, 2017 between Portola Pharmaceuticals, Inc., and certain entities managed by Healthcare Royalty Management, LLC.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

32.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
‡	Confidential Treatment Requested

+	Management contract or compensatory plan
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