Form 10-Q
period 2017-06-30
PORTOLA PHARMACEUTICALS INC
filed 2017-08-09
CIK 1269021

so

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 57,662,566.

PORTOLA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$123,837	$188,480
Short-term investments	145,861	130,291
Restricted cash (SRX Cardio)	172	178
Prepaid research and development	3,487	7,299
Prepaid expenses and other current assets	12,330	2,680
Total current assets	285,687	328,928
Property and equipment, net	5,576	6,143
Intangible assets	8,151	3,151
Prepaid and other long-term assets	6,277	5,214
Total assets	$305,691	$343,436

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,938	$14,546
Accrued compensation and employee benefits	5,560	4,806
Accrued research and development	22,050	23,818
Accrued and other liabilities	3,038	1,696
Deferred revenue, current portion	15,187	20,798
Total current liabilities	57,773	65,664
Notes payable, long-term	51,627	49,815
Long term debt	50,117	—
Long term obligation to Collaborator	8,000	8,000
Deferred revenue, long-term	21,661	24,965
Other long-term liabilities	3,146	2,303
Total liabilities	192,324	150,747

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2017 and December 31, 2016; 57,576,731 shares and 56,544,218 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	59	57
Additional paid-in capital	1,140,660	1,108,832
Accumulated deficit	(1,029,634)	(918,345)
Accumulated other comprehensive loss	(70)	(12)
Total Portola stockholders’ equity	111,015	190,532
Noncontrolling interest (SRX Cardio)	2,352	2,157
Total stockholders’ equity	113,367	192,689
Total liabilities and stockholders’ equity	$305,691	$343,436

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

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Collaboration and license revenue	$3,787	$4,231	$8,915	$12,489
Operating expenses:
Research and development	49,292	44,823	79,937	103,636
Selling, general and administrative	20,329	17,044	35,350	31,795
Total operating expenses	69,621	61,867	115,287	135,431
Loss from operations	(65,834)	(57,636)	(106,372)	(122,942)
Interest and other income (expense), net	(124)	297	289	629
Interest expense	(3,456)	—	(5,095)	—
Net loss	(69,414)	(57,339)	(111,178)	(122,313)
Net income attributable to noncontrolling interest (SRX Cardio)	(240)	—	(195)	—
Net loss attributable to Portola	$(69,654)	$(57,339)	$(111,373)	$(122,313)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(1.22)	$(1.02)	$(1.96)	$(2.17)
Shares used to compute net loss per share attributable to Portola common stockholders:
Basic and diluted	57,050,523	56,399,535	56,872,644	56,434,644

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(69,414)	$(57,339)	$(111,178)	$(122,313)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	21	27	(58)	243
Comprehensive loss	(69,393)	(57,312)	(111,236)	(122,070)
Comprehensive income attributable to noncontrolling interest (SRX Cardio)	(240)	—	(195)	—
Total comprehensive loss attributable to Portola	$(69,633)	$(57,312)	$(111,431)	$(122,070)

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(111,178)	$(122,313)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,002	926
Amortization of premium on investment securities	250	759
Non-cash interest expense	5,095	—
Stock-based compensation expense	22,291	14,691
Remeasurement loss on embedded derivatives liabilities	666	—
Loss on assets disposal	26	—
Changes in operating assets and liabilities:
Prepaid research and development	3,812	(5,502)
Prepaid expenses and other current assets	(9,650)	(2,204)
Prepaid and other long-term assets	(1,063)	(4,025)
Accounts payable	(2,765)	(5,443)
Accrued compensation and employee benefits	754	(824)
Accrued research and development	(1,768)	(3,688)
Accrued and other liabilities	1,342	777
Deferred revenue	(8,915)	22,011
Other long-term liabilities	(432)	(371)
Net cash used in operating activities	(100,533)	(105,206)

Investing activities
Purchases of property and equipment	(304)	(1,803)
Decrease in restricted cash (SRX Cardio)	6	196
Purchase of intangible assets	(5,000)	—
Purchases of investments	(186,407)	(155,436)
Proceeds from maturities of investments	170,529	214,378
Net cash (used in) provided by investing activities	(21,176)	57,335

Financing activities
Proceeds from debt issuance, net	48,000	—
Payment of public offering cost	—	(242)
Debt issuance costs paid	(557)	—
Proceeds from issuance of common stock pursuant to equity award plans	9,623	972
Net cash provided by financing activities	57,066	730

Net decrease in cash and cash equivalents	(64,643)	(47,141)
Cash and cash equivalents at beginning of period	188,480	186,488
Cash and cash equivalents at end of period	$123,837	$139,347

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

On June 23, 2017, we received marketing approval from the U.S. Food and Drug Administration, or FDA, for Bevyxxa® (betrixaban), an oral once-daily inhibitor of Factor Xa, for the prophylaxis of venous thromboembolism, or VTE, in adult patients hospitalized for an acute medical illness who are at risk for thromboembolic complications due to moderate or severe restricted mobility and other risk factors for VTE. Our second compound, andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a Factor Xa inhibitor. Our third compound, cerdulatinib, is being developed for hematologic, or blood, cancers and inflammatory disorders. Cerdulatinib is an orally available dual kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and janus kinases, or JAK, enzymes that regulate important signaling pathways. We also have an early stage program of highly selective Syk inhibitors, one of which is partnered with Ora, Inc., or Ora, and another early stage program to develop a drug in the field of hypercholesterolemia.

2. Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of Portola and its wholly-owned subsidiaries and a development partner that is a variable interest entity (a “VIE”) for which Portola is deemed, under applicable accounting guidance, to be the primary beneficiary as of June 30, 2017. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted.

These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and contemplate the need to raise additional capital as we continue to incur net operating losses. In light of estimated costs to support the launch of our recently approved product, Bevyxxa, we now estimate our existing capital resources, together with interest thereon, to be sufficient to meet our projected operating requirements into the first quarter of 2018. In order to support the launch as well as to continue advancing our other product candidates on a long-term basis, we plan to supplement anticipated cash receipts, including a committed $100.0 million payment from HCR contingent upon the FDA’s approval of andexanet alfa, through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and/or other marketing and distribution arrangements. In the opinion of management these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses in the condensed consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, fair value of assets and liabilities including short-term and long-term classification, embedded derivative liabilities, interest expense, income taxes, in-process research and development, the consolidation of VIEs and deconsolidation of VIEs and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

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

Intangible Assets

In-process research and development asset relates to our consolidated VIE and is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If the project is completed, which generally occurs if and when regulatory approval to market a product is obtained, the carrying value of the related intangible asset is amortized as a part of cost of product revenues over the remaining estimated life of the asset beginning in the period in which the project is completed. If the asset becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. The in-process research and development asset is tested for impairment on an annual basis, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Intangible assets with finite useful lives are amortized over their estimated useful lives, on a straight-line basis, and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. See Note 7, “Asset Acquisition and License Agreements,” to these condensed consolidated financial statements for further information.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Collaboration Customer Concentration

Collaboration customers who accounted for 10% or more of total collaboration and license revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Daiichi Sankyo, Inc.	53%	31%	47%	37%
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	14%	19%	15%	33%
Bristol-Myers Squibb Company and Pfizer Inc.	27%	41%	31%	24%

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Expense

Notes payable and long-term debt are eligible to be repaid based on royalties from our yet to be marketed product, andexanet alfa. The recognition of interest expense requires us to estimate the total amount of future royalty payments to be generated from product sales by jurisdiction over the life of the agreement. Consequently, we impute interest on the carrying value of the notes payable and long-term debt and record interest expense using an imputed effective interest rate. We reassess the expected royalty payments each reporting period and account for any changes through an adjustment to the effective interest rate on a prospective basis, with a corresponding impact to the classification of our debt and note payable liabilities.

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU includes guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2017, with early adoption permitted. We have evaluated the effect that this guidance will have on our condensed consolidated financial statements and related disclosures and have determined it will not have a material impact.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Our effective date for adoption of this guidance is our fiscal year beginning January 1, 2018. We have evaluated the effect that this guidance will have on our condensed consolidated financial statements and related disclosures and determined it will not have a material impact.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. Our embedded derivative liabilities are measured at fair value using a Monte Carlo simulation model and are included as a component of other long-term liabilities on the condensed consolidated balance sheets. The embedded derivative liabilities are subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income (expense), net, in our condensed consolidated statements of operations. The assumptions used in the Monte Carlo simulation model include: 1) our estimates of both the probability and timing of regulatory approval of andexanet alfa by geographical region and other related events; 2) probability weighted net sales of andexanet alfa; 3) our risk adjusted discount rate that includes a company specific risk premium; 4) cost of debt; 5) volatility; 6) the probability of a change in control occurring during the term of the note; and 7) probability of an event of default. The valuation of our embedded derivative liabilities is most sensitive to the probability of andexanet alfa achieving regulatory approval given the binary nature of such an approval event and the correlation to other assumptions included in the model.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that were measured on a recurring basis (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$18,046	$—	$—	$18,046
Corporate notes and commercial paper	—	134,677	—	134,677
U.S. government agency securities	—	86,745	—	86,745
Total financial assets	$18,046	$221,422	$—	$239,468
Financial Liabilities:
Embedded derivatives liabilities	$—	$—	$1,521	$1,521

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$6,254	$—	$—	$6,254
Corporate notes and commercial paper	—	133,099	—	133,099
U.S. government agency securities	—	55,936	—	55,936
Total financial assets	$6,254	$189,035	$—	$195,289
Financial Liabilities:
Embedded derivatives liabilities	$—	$—	$246	$246

Level 3 liabilities are comprised of embedded derivatives liabilities as described in Note 8. The following table sets forth a summary of the changes in the estimated fair value of the Company’s embedded derivatives liabilities, which were measured at fair value on a recurring basis (in thousands):

Balance as of December 31, 2016	$246
Issuance of embedded derivatives	609
Net increase in fair value included in other income (expense)	666
Balance as of June 30, 2017	$1,521

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	June 30, 2017				December 31, 2016
				Estimated				Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Money market funds	$18,046	$—	$—	$18,046	$6,254	$—	$—	$6,254
Corporate notes and commercial paper	134,702	—	(25)	134,677	133,112	1	(14)	$133,099
U.S. government agency securities	86,790	—	(45)	86,745	55,934	5	(3)	$55,936
	$239,538	$—	$(70)	$239,468	$195,300	$6	$(17)	$195,289
Classified as:
Cash equivalents				$93,607				$64,998
Short-term investments				145,861				130,291
Long-term investments				—				—
Total cash equivalents and investments				$239,468				$195,289

At June 30, 2017 and December 31, 2016, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized losses on available-for-sale securities for the periods presented.

5. Collaboration and License Agreements

Summary of Collaboration-Related Revenue

We have recognized revenue from our collaboration and license agreements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
BMS and Pfizer	$1,027	$1,733	$2,785	$2,987
Daiichi Sankyo	2,012	1,297	4,194	4,681
Bayer and Janssen	538	807	1,336	4,115
Bayer	210	394	600	654
Other	—	—	—	52
Total collaboration and license revenue	$3,787	$4,231	$8,915	$12,489

Bristol-Myers Squibb Company (“BMS”) and Pfizer Inc. (“Pfizer”)

In 2014, we entered into an agreement with BMS and Pfizer to study andexanet alfa as a reversal agent to apixaban in our Phase 3 studies. As of June 30, 2017, we have no further milestone payments eligible for achievement under this agreement and continue to recognize the non-contingent payments received on a straight-line basis over the period of performance, which is estimated to be through the third quarter of 2018. In the second quarter of 2017, we updated our estimated period of performance from the first quarter of 2018 to the third quarter of 2018 to reflect a modification to our clinical development and regulatory plans. The effect of this change in estimate was not significant. During the three and six months ended June 30, 2017 and 2016, we recognized $0.4 million and $1.0 million, and $0.6 million and $1.0 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of June 30, 2017 was $10.2 million.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In 2016, we entered into an agreement with BMS and Pfizer whereby they obtained exclusive rights to develop and commercialize andexanet alfa in Japan and we are responsible for certain research, development and manufacturing activities. As of June 30, 2017, we have milestone payments totaling up to $20.0 million that remain eligible for achievement upon certain regulatory events and up to $70.0 million which may be earned upon the achievement of specified annual net sales volumes in Japan in addition to royalties ranging from 5% to 15% on net sales of andexanet alfa in Japan. We continue to recognize non-contingent consideration received under the agreement on a straight-line basis over the period of performance, which is estimated to be through the fourth quarter of 2020. In the second quarter of 2017, we updated our estimated period of performance from the first quarter of 2019 to the fourth quarter of 2020 to reflect a modification to our clinical development and regulatory plans. The effect of this change in estimate was not significant. During the three and six months ended June 30, 2017 and 2016, we recognized $0.6 million and $1.8 million, and $1.2 million and $2.0 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of June 30, 2017 was $8.9 million.

Daiichi Sankyo, Inc. (“Daiichi Sankyo”)

In 2014, as amended in 2016, we entered into an agreement with Daiichi Sankyo to study andexanet alfa as a reversal agent to edoxaban. As of June 30, 2017, we have milestone payments totaling up to $12.5 million that remain eligible for achievement upon the occurrence of certain clinical events and patient enrollment targets.  We continue to recognize non-contingent consideration received under the agreement on a straight-line basis over the period of performance, which is estimated to be through the third quarter of 2018. The $8.0 million refundable portion of the upfront consideration is recorded as an obligation to collaborator and will be relieved as we make royalty payments or written off should we fail to commercialize andexanet alfa. During the three and six months ended June 30, 2017 and 2016, we recognized $1.8 million and $3.6 million, and $0.9 million and $4.3 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of June 30, 2017 was $9.0 million.

In 2016 we entered into an agreement with Daiichi Sankyo associated with the pursuit of regulatory approval of andexanet alfa as a reversal agent to edoxaban in Japan. As of June 30, 2017, we have milestone payments totaling up to $10.0 million eligible for achievement upon initial and final regulatory approval of andexanet alfa as a reversal agent to edoxaban in Japan. We continue to recognize non-contingent consideration received under the agreement on a straight-line basis over the period of performance, which is estimated to be through the fourth quarter of 2020. In the second quarter of 2017, we updated our estimated period of performance from the first quarter of 2019 to the fourth quarter of 2020 to reflect a modification to our clinical development and regulatory plans. The effect of this change in estimate was not significant. During the three and six months ended June 30, 2017 and 2016, we recognized $0.2 million and $0.6 million, and $0.4 million and $0.4 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of June 30, 2017 was $3.1 million.

Bayer Pharma, AG (“Bayer”) and Janssen Pharmaceuticals, Inc. (“Janssen”)

In 2014, we entered into an agreement with Bayer and Janssen to study andexanet alfa as a reversal agent to rivaroxaban in our Phase 3 studies. As of June 30, 2017, we have milestone payments totaling up to $5.0 million that remain eligible for achievement upon the occurrence of certain events associated with scaling up our manufacturing process. We continue to recognize non-contingent consideration received under the agreement on a straight-line basis over the period of performance, which is estimated to be through the third quarter of 2018. In the second quarter of 2017 we updated our estimated period of performance from the first quarter of 2018 to the third quarter of 2018 to reflect a modification to our clinical development and regulatory plans. The effect of this change in estimate was not significant. During the three and six months ended June 30, 2017 and 2016, we recognized $0.5 million and $1.3 million, and $0.8 million and $4.1 million in collaboration revenue including milestone payment under this agreement, respectively. The deferred revenue balance under this agreement as of June 30, 2017 was $2.7 million.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Bayer Pharma, AG (“Bayer”)

In 2016, we entered into an agreement with Bayer associated with the pursuit of regulatory approval of andexanet alfa as a reversal agent to rivaroxaban in Japan. As of June 30, 2017, the $10.0 million milestone payment associated with regulatory approval of andexanet alfa as a reversal agent to rivaroxaban in Japan remains eligible for achievement. We continue to recognize non-contingent consideration received under the agreement on a straight-line basis over the period of performance, which is estimated to be through the fourth quarter of 2020. In the second quarter of 2017, we updated our estimated period of performance from the first quarter of 2019 to the fourth quarter of 2020 to reflect a modification to our clinical development and regulatory plans. The effect of this change in estimate was not significant. During the three and six months ended June 30, 2017 and 2016, we recognized $0.2 million and $0.6 million, and $0.4 million and $0.7million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of June 30, 2017 was $3.0 million.

6. Purchase Commitments

Commercial Supply Agreement

In 2016, we entered into an Amended Restated Commercial Supply Agreement (“aCSA”) with CMC ICOS Biologics, Inc. (“CMC”), a subsidiary of AGC Asahi Glass, that amends and restates the terms of the original Commercial Supply Agreement. We have made firm orders to manufacture 20 batches in 2017 and are required to make a non-refundable manufacturing reservation payment of $2.5 million for ten batches to be manufactured in 2018 contingent upon CMC’s successful delivery of services related to our BLA re-submission to the FDA.

Pursuant to the terms of the aCSA, we received a $33.7 million credit, which may be applied to either satisfy or partially offset specified amounts owed to CMC for services rendered under the aCSA, existing obligations/payables to CMC as of the execution date and future services to be rendered through December 31, 2017. For the three and six months ended June 30, 2017, the Company utilized $1.5 million and $5.3 million of these credits as a reduction of R&D expense to settle accounts payable and accrued liabilities related to specified services rendered by CMC.

Under the consolidation guidance, we determined that CMC is a VIE and we are not the primary beneficiary and therefore consolidation of CMC is not required. As of June 30, 2017, we have not provided financial or other support to CMC that was not previously contractually required. We have recorded $0.3 million of accounts payable and $1.0 million of prepaid manufacturing services in our condensed consolidated balance sheet as of June 30, 2017. Our agreement with CMC does not require us to fund operations at CMC and therefore, we quantify our maximum exposure to loss as the aggregate value of prepaid manufacturing services as of June 30, 2017. Further, we believe that our total exposure to losses associated with the fixed pricing terms of this agreement is de minimis given the cost per batch, number of batches and time frame over which the batches will be manufactured, pursuant to the amended agreement.

Betrixaban Manufacturing Agreement

In 2016 we entered into a Manufacturing Agreement, as amended, with Hovione, Limited, (“Hovione”), pursuant to which Hovione will manufacture active pharmaceutical ingredient for betrixaban at commercial scale and perform process validation during the term of the agreement. As of June 30, 2017, we have recorded $6.2 million in prepaid expenses and other current assets and $6.3 million in prepaid and other long-term under the agreement, and will make up to $15.2 million of additional cancellable and non-cancellable payments throughout the term of the Hovione Agreement, ending June 2018.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Asset Acquisition and License Agreements

SRX Cardio, LLC

In 2016 we entered into an exclusive license agreement with SRX Cardio, LLC (“SRX Cardio”) to explore a novel approach to develop a drug in the field of hypercholesterolemia. We determined that SRX Cardio is, and as of June 30, 2017, continues to be a variable interest entity that requires consolidation. Accordingly, we have consolidated the financial statements of SRX Cardio since inception of the agreement on December 1, 2015 by (a) eliminating all intercompany balances and transactions; and (b) allocating loss attributable to the noncontrolling interest in SRX Cardio to net loss attributable to noncontrolling interest in our consolidated statement of operations and reflecting noncontrolling interest on our consolidated balance sheet. Our interest in SRX Cardio is limited to the development of the intellectual property asset.

As of June 30, 2017, we have not provided financial or other support to SRX Cardio that was not previously contracted or required. We recorded SRX Cardio’s $0.2 million of cash as restricted cash because (a) we do not have any interest in or control over SRX Cardio's cash and (b) the agreement does not provide for these assets to be used for the development of the intellectual property assets developed pursuant to this agreement. We recorded $0.2 million as net income attributable to noncontrolling interest (SRX Cardio) for the three and six months ended June 30, 2017 on our condensed consolidated statements of operations, reflecting a change in fair value of our contingent payment liability to SRX Cardio as of June 30, 2017. Should the development program make substantive advancement, we expect to record increases in the fair value of the contingent milestone and royalty payments with a corresponding increase to net loss or decrease to net income attributable to Portola.

Millennium Pharmaceuticals, Inc. (“Millennium”)

In August 2004, we entered into an agreement to license from Millennium certain exclusive rights to research, develop and commercialize certain compounds that inhibit Factor Xa, including betrixaban. The license agreement requires us to make license fee, milestone, royalty and sublicense sharing payments to Millennium as we develop, commercialize or sublicense betrixaban. The license agreement will continue in force, on a country-by-country basis, until the expiration of the relevant patents or ten years after the launch, whichever is later, during such time a tiered single-digit royalty rate will apply to net product sales. This license agreement may be terminated by either party for the other party’s uncured material breach. In addition, we may terminate this agreement for convenience with 30 days’ advance written notice.

Under the agreement, milestone payments are determined based on the indication included in our filing and become payable upon acceptance of our new drug application, or NDA, and regulatory approval in the United States and Europe. In December 2016, the FDA accepted our NDA for betrixaban for extended-duration prophylaxis of venous thromboembolism, triggering a $2.0 million milestone payment to Millennium which is recorded as a research and development expense in our consolidated statement of operations. In June 2017, betrixaban received regulatory approval in the United States, triggering a $5.0 million milestone payment to Millennium which is recorded as finite-lived intangible assets in our condensed consolidated balance sheet and will be amortized on a straight-line basis over the remaining estimated useful life. Amortization expense was immaterial for the three and six months ended June 30, 2017. Should betrixaban receive regulatory approval in Europe, another $5.0 million will become payable for such approval event.

An additional $23.0 million in milestone payments would become due if betrixaban was approved in the United States and Europe for other indications specified in the agreement.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to the terms of the agreement, we are required to pay down the note each quarter in an amount equal to 5% of net sales of andexanet alfa in the United States and European Union (“EU”). Should the initial regulatory approval of andexanet alfa in the USA and EU not be achieved by January 1, 2019, one hundred percent of payments due to us under the Japan License agreement and fifty percent of all other andexanet alfa license fees and milestone payments received from third party collaborators will be applied to the notes payable. In addition, if the approval of andexanet alfa in the United States and EU is not achieved by January 1, 2019, we are able to reduce the repayment amount to $60.0 million if such amount is paid by December 31, 2021 and regardless of the timing of regulatory approval, we may reduce the repayment amount to $62.5 million if such amount is paid by December 31, 2023.  Any unpaid amounts shall become immediately due upon: 1) a change of control of our company; 2) an event of default; and 3) termination for breach. We have the right to prepay the repayment amount at any time without any penalty.

The accounting for such funding agreement requires us to make certain estimates and assumptions, including timing of andexanet alfa approval, timing of royalty payments due to BMS and Pfizer, the expected rate of return to BMS and Pfizer, the split between current and long-term portions of the obligation and accretion of related interest expense.

The upfront cash receipt of $50.0 million is recorded as notes payable, long term at issuance. We are accruing for interest over the term of the related note. The carrying values of the notes payable at June 30, 2017 and December 31, 2016, including accrued interest of $1.9 million and $0.1 million, are $51.6 million and $49.8 million, respectively.

We evaluated the features of the notes payable and determined that certain features which require acceleration of payments such as pursuant to a change of control or an event of default, as well as the terms that adjust the total amount of interest required to be paid based upon the timing of initial regulatory approval in the United States and EU require bifurcation and fair value recognition. We determined the fair value of each derivative using a Monte Carlo simulation model taking into account the probability of these events occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 3 to the condensed consolidated financial statements. The aggregate fair value of the embedded derivatives at issuance date was $0.3 million included in other long-term liabilities. We will remeasure the embedded derivatives to fair value each reporting period until the repayment, termination or maturity of the long-term note payable.  For the three and six months ended June 30, 2017, we recognized a gain of $22,000 and $57,000, respectively, upon remeasurement of the embedded derivatives.

The estimated fair value of the note payable at June 30, 2017 was $57.5 million and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 3.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We evaluated the terms of the debt and determined that certain features, such as the increase in the repayment amount up to $125.0 million upon a change of control and the variability in the royalty payments based upon the timing of initial regulatory approval in the United States and EU, are embedded derivatives that require bifurcation from the debt instrument and fair value recognition. We determined the fair value of each derivative using a Monte Carlo simulation model taking into account the probability of these events occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 3 to these condensed consolidated financial statements. The Company will remeasure the embedded derivatives to fair value each reporting period until the time the features lapse and/or termination of the Royalty Sales Agreement. For the three and six months ended June 30, 2017, we recognized a loss of $0.7 million upon remeasurement of the embedded derivatives.

The effective interest rate as of June 30, 2017 was 18.1%. For the three and six months ended June 30, 2017, accrued interest in the amount of $2.0 million and $3.3 million were added to the principal balance of the debt.

In connection with the Royalty Sales Agreement, we paid HCR a fee of $2.0 million and incurred additional debt issuance costs totaling $0.6 million, which includes expenses that we paid on behalf of HCR and expenses incurred directly by us. Debt issuance costs have been netted against the debt as of June 30, 2017 and are being amortized over the estimated term of the debt using the effective interest method. For the three and six months ended June 30, 2017, we recognized interest expense, including amortization of the debt discount, related to the debt of $2.0 million and $3.3 million. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized. The carrying value of the debt as of June 30, 2017 was $50.1 million, inclusive of accrued interest expense of $3.3 million and net of unamortized debt discount of $2.5 million.

The estimated fair value of long-term debt at June 30, 2017 was $47.6 million and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 3.

9. Stock Based Compensation

In January 2013, our Board of Directors adopted our 2013 Equity Incentive Plan (the “2013 Plan”), which became effective upon  the closing of our initial public offering in May 2013. On January 1, 2017, the number of shares available for issuance under the 2013 Plan automatically increased by a number of shares equal to 5% of the total common stock outstanding at December 31, 2016. As of June 30, 2017, there were 15,032,633 shares reserved under the 2013 Plan for the future issuance of equity awards.

Stock Options

The following table summarizes stock option activity under our 2013 Plan and related information during the six months ended June 30, 2017:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Options	Price Per Share
Balance at December 31, 2016	5,817,116	$25.26
Options granted	1,259,150	29.05
Options exercised	(757,573)	11.42
Options canceled	(142,391)	33.90
Balance at June 30, 2017	6,176,302	$27.53

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Performance Stock Options (“PSOs”)

In May 2016, the Compensation Committee of our Board of Directors approved the commencement of granting performance stock option awards to our executive and senior officers. PSOs represent a contingent right to purchase our Common Stock upon achievement of specified conditions. The PSOs granted in May 2016 will vest upon the achievement of certain regulatory and manufacturing goals related to our lead programs. As of June 30, 2017, there was $0.7 million of unrecognized compensation costs related to the PSOs which management currently estimates to be probable of vesting and which we estimate will be recognized over a weighted-average period of 0.42 years.

The following table summarizes PSO activity under our 2013 Plan and related information during the six months ended June 30, 2017:

Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Options	Price Per Share
Balance at December 31, 2016	180,752	$23.76
Options granted	—	—
Options exercised	—	—
Options canceled	—	—
Balance at June 30, 2017	180,752	$23.76

Restricted Stock Units (“RSUs”)

In January 2015, the Compensation Committee of our Board of Directors approved the commencement of granting restricted stock units, to our employees. RSUs are share awards that entitle the holder to receive freely tradable shares of our Common Stock upon vesting.

The following table summarizes RSU activity, under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average grant date
	RSUs	fair value per share
Balance at December 31, 2016	546,507	$28.38
RSUs granted	335,050	26.41
RSUs released	(211,882)	28.26
RSUs canceled	(23,022)	27.42
Balance at June 30, 2017	646,653	$27.43

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

As of June 30, 2017, there was $0.2 million of unrecognized compensation costs related to the PSUs which management currently estimates to be probable of vesting and which we currently estimate will be recognized over a weighted-average period of 0.16 years.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes PSU activity, under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average grant date
	PSUs	fair value per share
Balance at December 31, 2016	285,866	$29.24
PSUs granted	143,750	25.54
PSUs released	(8,917)	50.30
PSUs canceled	(52,281)	33.76
Balance at June 30, 2017	368,418	$26.64

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$6,670	$3,066	$10,820	$6,096
Selling, general and administrative	6,587	4,556	11,471	8,595
Total stock-based compensation	$13,257	$7,622	$22,291	$14,691

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

The following common stock equivalent shares were excluded from the computation of diluted net loss per share attributable to Portola Common Stockholders for the three and six months ended June 30, 2017 and 2016 because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options to purchase common stock	6,176,302	5,969,370	6,176,302	5,969,370
Performance stock options	180,752	271,122	180,752	271,122
Common stock warrants	1,500	1,500	1,500	1,500
Restricted stock units	646,653	585,989	646,653	585,989
Performance stock units	368,418	290,756	368,418	290,756
Employee stock purchase plan	22,982	25,457	22,982	25,457

11. Subsequent events

In July 2017, the Board of Directors approved the Portola Pharmaceuticals, Inc. Inducement Plan, including a share reserve of 1.5 million shares of common stock. The Inducement Plan allows for stock options and restricted stock units to be granted to new employees on substantially the same terms for those awards as our 2013 Equity Incentive Plan. The Inducement Plan was principally adopted to accommodate a reserve of additional shares of common stock for issuance to new employees hired to support commercial operations following the FDA’s approval of Bevyxxa.

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

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic disorders and inflammation for patients who currently have limited or no approved treatment options. We are advancing three programs, including Bevyxxa® (betrixaban), an oral once-daily anticoagulant Factor Xa, or fXa, inhibitor, andexanet alfa (proposed tradename AndexXa®), a recombinant protein designed to reverse the anticoagulant effect in patients treated with an oral or injectable fXa inhibitor, and cerdulatinib, a spleen tyrosine kinase, or Syk, and Janus kinases, or JAK, inhibitor in development to treat hematologic cancers.

On June 23, 2017, we received marketing approval from the U.S. Food and Drug Administration, or FDA, for Bevyxxa, for the prophylaxis of venous thromboembolism, or VTE, in adult patients hospitalized for an acute medical illness who are at risk for thromboembolic complications due to moderate or severe restricted mobility and other risk factors for VTE. We expect to launch Bevyxxa in the United States between September and November 2017. During this period, we will complete salesforce hiring and training, drug manufacturing validation and inventory buildup. Our Marketing Authorization Application or MAA, for betrixaban to the Committee for Medicinal Products for Human Use of the European Medicine Agency, or EMA, was accepted in December 2016 under a standard review period.

Our second lead compound, andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a fXa inhibitor. Andexanet alfa has potential indications for patients anticoagulated with a direct or indirect fXa inhibitor when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery or urgent procedures. We have completed Phase 3 registration studies in healthy volunteers and are conducting a Phase 4 confirmatory trial in patients. In August 2017, we re-submitted a Biologics License Application, or BLA, with the FDA after addressing issues communicated to us in a Complete Response Letter, or CRL from the FDA, received in August 2016. While the BLA is under review, we are building reserves of bulk drug substance from our first generation manufacturing process and continuing to advance our generation 2 manufacturing process which will enable us to produce commercial quantities of andexanet alfa. Our MAA was filed with the EMA in the third quarter of 2016 and is currently under review.

Our third product candidate, cerdulatinib, is an orally available dual kinase inhibitor that inhibits spleen tyrosine kinase, or Syk, and Janus kinases, or JAK, enzymes that regulate important signaling pathways that promote cell growth in certain cancers. Cerdulatinib is being developed for hematologic, or blood, cancers and inflammatory disorders. We are currently evaluating the safety and efficacy of cerdulatinib in a Phase 2a proof-of-concept study in patients with non-Hodgkin’s lymphoma, or NHL, or chronic lymphocytic leukemia, who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations. On June 15, 2017, we announced the presentation of the interim results of this Phase 2a study demonstrating evidence of activity of cerdulatinib in patients with relapsed/refractory chronic lymphocytic leukemia, or CLL, follicular lymphoma, and peripheral T cell lymphoma.

In addition to our three lead product candidates, we have other early research and development programs, including a collaboration with Ora Inc. for the development of Syk-selective inhibitors for allergic conjunctivitis and an exclusive in-license agreement with SRX Cardio LLC to explore a novel approach to develop a drug in the field of hypercholesterolemia.

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

In the future, we may receive revenue from the sale of Bevyxxa in the United States or our other product candidates, if approved. Betrixaban and andexanet alfa are currently under review by the EMA. We recently re-submitted a Biologics License Application, or BLA, with the FDA for andexanet alfa.

The following table summarizes the sources of our collaboration and license revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
BMS and Pfizer	$1,027	$1,733	$2,785	$2,987
Daiichi Sankyo	2,012	1,297	4,194	4,681
Bayer and Janssen	538	807	1,336	4,115
Bayer	210	394	600	654
Other	—	—	—	52
Total collaboration and license revenue	$3,787	$4,231	$8,915	$12,489

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

We expect our research and development expenses to be similar or slightly lower in the near term as our late stage thrombosis programs work through the regulatory approval process and we prepare for commercialization. Also, if or when we receive regulatory approval of our product candidates, associated manufacturing costs will be capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold. Further, expenses incurred for setting up additional manufacturing facilities may be categorized as research and development expense or as manufacturing start-up costs, a component of operating expenses, based on the significance of the process changes and enhancements at the additional manufacturing facility. The timing and amount of expenses incurred will depend upon FDA approval and the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, start-up manufacturing and supply chain costs and any costs associated with the advancement of our preclinical programs.

The following table summarizes our research and development expenses incurred by product candidate:

	Phase of	Three Months Ended June 30,		Six Months Ended June 30,
	Development	2017	2016	2017	2016
		(in thousands)		(in thousands)
Product candidate		(unaudited)		(unaudited)
Betrixaban	Phase 3	$14,450	$10,794	$28,908	$26,228
Andexanet alfa	Phase 2/3/4	30,495	30,552	43,718	70,893
Cerdulatinib	Phase 1/2a	3,333	2,186	5,185	4,548
Syk selective inhibitor	Pre-clinical	50	68	89	88
Other research and development expenses(1)		964	1,223	2,037	1,879
Total research and development expenses		$49,292	$44,823	$79,937	$103,636

(1)	Amounts in all periods include costs for other potential product candidates.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services and sales and marketing expenses related to commercial launch preparation. Personnel costs consist of salaries, benefits and stock-based compensation. In addition, we will incur significant additional expenses associated with the establishment of a hospital-based sales force in the United States and possibly other major markets, as well as commercial infrastructure initiatives including information technology systems quality and compliance systems, and personnel support for commercial operations.

Interest and other income (expense), net

Interest and other income (expense), net, consists primarily of interest received on our cash, cash equivalents and investments.

Interest expense

Interest expense consists of amounts accrued pursuant to our long-term debt and notes payable balances outstanding during the period.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except as noted below, there have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017.

Interest expense

In the fourth quarter of 2016 and first quarter of 2017, we entered into two financing arrangements that, under relevant accounting literature, are required to be recorded as debt (see Note 8, Long-Term Debt). Both arrangements are eligible to be repaid based on royalties from our yet to be marketed product candidate, andexanet alfa. The recognition of interest expense requires us to estimate the total amount of future royalty payments to be generated from product sales by jurisdiction over the life of the agreements. The sum of the amounts paid to our financing partners less the net proceeds we received will be recorded as interest expense over the life of the agreements. Consequently, we impute interest on the carrying value of the notes payable and long-term debt and record interest expense using an imputed effective interest rate. We reassess the expected royalty payments each reporting period and account for any changes through an adjustment to the effective interest rate on a prospective basis, with a corresponding impact to the classification of our debt and note payable liabilities.

Results of operations

Comparison of the three and six months ended June 30, 2017 and 2016

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Decrease	% Decrease	2017	2016	Decrease	% Decrease
	(in thousands, except percentages)
Collaboration and license revenue	$3,787	$4,231	$(444)	(10%)	$8,915	$12,489	$(3,574)	(29%)

The decrease in collaboration and license revenue during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily attributable to extending our estimated performance period for collaboration agreements to reflect a modification to our clinical development and regulatory plans.

The decrease in collaboration and license revenue during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was mainly due to $5.0 million in milestone revenues recognized in 2016 partially offset by $1.8 million of revenues recognized in 2017 associated with an amendment we entered into during the fourth quarter of 2016 to our existing phase 3 collaboration with Daiichi Sankyo.

Research and development expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Increase	% Increase	2017	2016	Decrease	% Decrease
	(in thousands, except percentages)
Research and development expenses	$49,292	$44,823	$4,469	10%	$79,937	$103,636	$(23,699)	(23%)

The increase in research and development expenses during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily attributable to:

•

increased program costs of $3.6 million related to betrixaban,  largely due to an increase in manufacturing costs to produce betrixaban active pharmaceutical ingredient incurred in 2017 and prior to FDA approval; and

•	increased program costs of $1.1 million related to cerdulatinib.

The decrease in research and development expenses during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily attributable to:

•

decreased program costs of $27.1 million related to andexanet alfa. This decrease was largely attributable to lower manufacturing costs following the discontinuation of the 6x2000 liter, or Line C, manufacturing process, as well as decreased generation 2 manufacturing expenses, as our validation batches were substantially complete prior to 2017.

Selling, general and administrative expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Increase	% Increase	2017	2016	Increase	% Increase
	(in thousands, except percentages)
Selling, general and administrative expenses	$20,329	$17,044	$3,285	19%	$35,350	$31,795	$3,555	11%

The increase in selling, general and administrative expenses during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily attributable to increased headcount-related costs of $2.2 million, inclusive of an increase in stock-based compensation expense of $2.0 million, as well as increased commercial launch preparation activities and business development related costs of $1.3 million.

The increase in selling, general and administrative expenses during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily attributable to increased headcount-related costs of $3.4 million, inclusive of an increase in stock-based compensation expense of $2.8 million, as well as increased commercial launch preparation activities and business development related costs of $1.1 million. These increases were partially offset by decreased costs associated with professional, accounting fees and other expense of $0.8 million.

Interest and other income (expense), net

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Decrease	% Decrease	2017	2016	Decrease	% Decrease
	(in thousands, except percentages)
Interest and other income (expense), net	$(124)	$297	$(421)	(142%)	$289	$629	$(340)	(54%)

The decrease in interest and other income (expense), net during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to the remeasurement of the embedded derivatives of $0.7 million associated with certain terms in our two financing arrangements, partially offset by a decrease in foreign exchange losses of $0.2 million as a result of fluctuations in the Euro and Pound sterling compared to the U.S. dollar and its impact on services we purchase from vendors denominated in foreign currencies.

The decrease in interest and other income (expense), net, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to remeasurement of the embedded derivatives liabilities of $0.7 million, partially offset by a decrease in foreign exchange losses of $0.3 million and an increase in interest income of $0.1 million due to higher investment balances in 2017.

Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Increase	% Increase	2017	2016	Increase	% Increase
	(in thousands, except percentages)
Interest expense	$3,456	$—	$3,456	100%	$5,095	$—	$5,095	100%

The increase in interest expense during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was due to new debt incurred in the fourth quarter of 2016 and first quarter of 2017.  We had no outstanding debt during the first half of 2016.

Liquidity and capital resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have financed our operations primarily through sales of our equity securities, collaborations, including loans from our collaboration partners, a royalty-based financing arrangement, and sales of commercial and development rights to some of our product candidates. Our expenditures are primarily related to research and development activities, including clinical trial and manufacturing related costs, and commercial preparation costs. At June 30, 2017, we had available cash, cash equivalents and investments of $269.7 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

In light of estimated costs to support the launch of our recently approved product, Bevyxxa, we now estimate our existing capital resources, together with interest thereon, to be sufficient to meet our projected operating requirements into the first quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than the $100.0 million payment from HCR contingent upon the FDA’s approval of andexanet alfa and potential milestones receivable under our current collaboration and license agreements. In order to support the launch as well as to continue advancing our other product candidates on a long-term basis, we plan to supplement anticipated cash receipts through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and/or other marketing and distribution arrangements. Our future funding requirements will depend on many factors, including the following:

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

When we seek to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,		Increase /	% Increase /
	2017	2016	(Decrease)	(Decrease)
	(in thousands, except percentages)
Cash used in operating activities	$(100,533)	$(105,206)	$(4,673)	(4%)
Cash provided by (used in) investing activities	$(21,176)	$57,335	$(78,511)	(137%)
Cash provided by financing activities	$57,066	$730	$56,336	7717%
Net (decrease) increase in cash	$(64,643)	$(47,141)	$(17,502)	37%

Cash used in operating activities

Cash used in operating activities was $100.5 million for the six months ended June 30, 2017, compared to cash used of $105.2 million for the same period in 2016. Operating cash flows can differ from our condensed consolidated net loss as a result of differences in the timing of cash receipts and non-cash charges.

Cash used in operating activities for the six months ended June 30, 2017 includes payments made to our contract manufacturing organizations for the manufacture of andexanet alfa and betrixaban totaling $20.5 million and $9.0 million, respectively, $50.3 million of disbursements to third party vendors to support routine research and development and selling and general and administrative operations, and $19.3 million in payroll and related employee costs.

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

Cash provided by (used in) investing activities

Cash used in investing activities was $21.2 million for the six months ended June 30, 2017, compared to $57.3 million of cash provided for the same period in 2016.

Cash used in investing activities for the six months ended June 30, 2017 was primarily related to investments of $186.4 million, intangible assets purchase of $5.0 million and fixed assets purchase of $0.3 million, partially offset by proceeds from maturities of investments of $170.5 million.

Cash provided by investing activities for the six months ended June 30, 2016 was primarily related to proceeds from maturities of investments of $214.4 million, partially offset by purchases of investments of $155.4 million and fixed assets purchases of $1.8 million.

Cash provided by financing activities

Cash provided by financing activities was $57.1 million for the six months ended June 30, 2017, compared to $0.7 million of cash provided for the same period in 2016.

Cash provided by financing activities of $57.1 million for the six months ended June 30, 2017 was related to net proceeds from debt issuance of $48.0 million and proceeds from purchases under our Employee Stock Purchase Plan of $1.0 million and exercises of stock options of $8.7 million. These cashflows were partially offset by payments of debt issuance costs of $0.6 million.

Cash provided by financing activities of $0.7 million for the six months ended June 30, 2016 was related to proceeds from purchases under our Employee Stock Purchase Plan of $0.7 million and proceeds from the exercise of stock options of $0.2 million, partially offset by payments of deferred offering costs of $0.2 million relating to our December 2015 public offering.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2017, we had cash, cash equivalents and investments of $269.7 million consisting of cash and liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development, manufacturing, regulatory and commercialization activities with vendors in Europe.  We made payments in the aggregate amount of €11.1 million and €0.9 million to our European vendors during the six months ended June 30, 2017 and 2016, respectively. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the six months ended June 30, 2017, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

*We have incurred significant losses and expect to incur substantial additional losses as we continue to develop and commercialize our product candidates.

We are an early stage commercial biopharmaceutical company preparing to launch our first commercial product. Bevyxxa is our only approved product, and we continue to continue incur significant expenses related to the planned commercialization of Bevyxxa, the funding of our ongoing and planned future clinical studies and other research and development activities, and selling, general and administrative activities. As of June 30, 2017, we had an accumulated deficit of approximately $1.0 billion.

To date, we have financed our operations primarily through sales of our equity securities, collaborations, including a loan from one of our collaboration partners, the sale of a royalty stream from future product sales, sales of commercial and development rights to some of our product candidates and, to a lesser extent, government grants, equipment leases, venture debt and the benefit of tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to research and development, including clinical studies. We anticipate that we will continue to incur substantial expenses as we:

•

establish and scale-up manufacturing capabilities and a sales, marketing and distribution infrastructure to commercialize Bevyxxa and other products for which we may obtain regulatory approval, including process improvements in order to manufacture andexanet alfa at commercial scale;

•	initiate or continue clinical studies of betrixaban and our two most advanced product candidates;
•	continue the research and development of our product candidates;
•	seek to discover or in-license additional product candidates;
•	seek regulatory approvals for our product candidates that successfully complete clinical studies; and
•

enhance operational, compliance, financial, quality and information management systems and hire more personnel, including personnel to support development of our product candidates and support our commercialization efforts.

To be profitable in the future, we must succeed in commercializing Bevyxxa and developing and commercializing other products with significant market potential. This will require us to be successful in a range of activities, including advancing our product candidates, completing clinical studies of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling Bevyxxa and those products for which we may obtain regulatory approval. We are only in the preliminary stages of some of these activities. We may not succeed in these activities and may never generate revenue that is sufficient to be profitable in the future. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product candidates, market our product candidates, if approved, or continue our operations.

*Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the recent approval by the FDA of Bevyxxa and the absence of historical sales data, Bevyxxa sales will be difficult to predict from period to period and as a result, you should not rely on Bevyxxa sales results in any period as being indicative of future performance and sales of Bevyxxa may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors relating to Bevyxxa, and andexanet alfa and cerdulatinib if approved, including:

•	the level of demand;
•	the extent to which coverage and reimbursement is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors;
•	the timing, cost and level of investment in our marketing efforts to support sales;
•	the timing, cost and level of investment in our research and development activities involving approved products and product candidates;
•	the cost of manufacturing and the amount of legally mandated discounts to government entities, other discounts and rebates, product returns and other gross-to-net deductions;
•	the risk/benefit profile, cost and reimbursement of existing and potential future drugs which compete with approved products; and
•	expenditures that we will or may incur to acquire or develop additional technologies, product candidates and products.

In addition, from time to time, we enter into collaboration agreements with other companies that include development funding and upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of revenue. These upfront and milestone payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next.

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

We are launching commercial operations for our first product and advancing multiple product candidates through the research and clinical development process. The completion of development and commercialization of Bevyxxa or our product candidates will continue to require substantial funds. As of June 30, 2017, we had $269.7 million in cash, cash equivalents and investments. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

*Our success depends heavily on the commercialization of Bevyxxa and the approval and successful commercialization of our product candidates andexanet alfa and cerdulatinib. Our commercialization and development of these product candidates may not be successful. If we are unable to commercialize one or more of our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources into the development and commercialization of Bevyxxa, the development of andexanet alfa and, to a lesser extent, cerdulatinib and our selective Syk inhibitor program. Our ability to generate product revenue from Bevyxxa or from our product candidates, which will not occur until after regulatory approval, if ever, will depend on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

*Bevyxxa and potential future product candidates may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

The commercial success of Bevyxxa and any potential future product candidates for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third-party payors as clinically useful, cost-effective and safe. The degree of market acceptance of any drug depends on a number of factors, such as:

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

Failure to attain market acceptance among the medical community and third-party payors may have adverse impact on our operations and profitability. Although certain of our employees have commercialization experience, as a company we currently have only limited commercial capabilities. We may not be able to attract and retain qualified personnel to serve in our sales and marketing organization to effectively support our commercialization activities. If we are not successful in commercializing Bevyxxa or potential future product candidates in the event they receive regulatory approval, our future product revenue will suffer and we may incur significant additional losses.

*We currently have limited sales and distribution personnel and are in the initial stages of developing marketing capabilities for Bevyxxa. If we are unable to develop effective sales, marketing and distribution capabilities on our own or through collaborations or other marketing partners, we will not be successful in commercializing Bevyxxa, or andexanet alfa and our other future products.

We are in the early stages of developing our sales or marketing infrastructure and have limited to no history of selling, marketing or distributing therapeutic products. To achieve commercial success for Bevyxxa or any potential product candidate, we must continue to develop a sales and marketing organization or outsource these functions to third parties. We plan to establish a hospital-based sales force in the United States and possibly other major markets and work with partners in other parts of the world to commercialize Bevyxxa globally, and andexanet alfa if it is approved. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

*We face substantial competition, which may result in others discovering, developing or commercializing competing products more successfully than we do.

The development and commercialization of new therapeutic products is highly competitive. We face competition with respect to commercializing Bevyxxa and developing our current product candidates, and will face competition with respect to any products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell direct or indirect anticoagulants for use in various disease states, including injectable anticoagulants for the prevention of VTE in acutely ill medical patients. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.

In addition, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain or maintain market share and undermine the value proposition that we might otherwise be able to offer to payors.  Bevyxxa is indicated for the prophylaxis of VTE in adult patients hospitalized for an acute medical illness who are at risk for thromboembolic complications due to moderate or severe restricted mobility and other risk factors. The current standard of care for VTE prophylaxis in acute medically ill patients in the United States is a 6- to 14-day administration of enoxaparin, marketed as Lovenox® and also available in generic form, an indirect Factor Xa inhibitor. Enoxaparin is widely accepted by physicians, patients and third-party payors. As a result, we may face difficulties in marketing Bevyxxa as a substitute therapy in the hospital for the current standard of care, enoxaparin.

Furthermore, the FDA has already approved a number of therapies that, like Bevyxxa, are oral direct fXa inhibitors and that have already achieved substantial market acceptance. Although these products have not been approved for VTE prophylaxis in acutely ill medical patients, the owners of the products may decide to seek such approval or physicians may decide to prescribe these products for the treatment of VTE in acutely ill medical patients absent such approval, known as prescribing “off-label.” Further, our competitors may have the financial and other resources to conduct additional clinical studies in an effort to obtain regulatory approval for use of their drugs for VTE prophylaxis in acutely ill medical patients, even in cases where they have previously run clinical trials that have failed. For example, in March 2014, Bayer and Janssen announced the initiation of a new Phase 3 clinical trial to evaluate the safety and efficacy of rivaroxaban to reduce the risk of post-hospital discharge symptomatic VTE in patients hospitalized for acute medical illness.

While there are no therapies approved specifically as antidotes for fXa inhibitors, we are aware of at least one drug candidate that has been studied in early stage clinical trials as a potential antidote to fXa inhibitors. In addition, in December 2014, Bristol-Myers Squibb Company and Pfizer Inc. announced that a clinical trial of 15 healthy human subjects demonstrated that two 4-factor prothrombin complex concentrates reversed the steady-state pharmacodynamic effects of Eliquis (apixaban) in several coagulation assessments. Andexanet alfa, if approved, may compete with other currently approved treatments designed to enhance coagulation, such as fresh frozen plasma, prothrombin complex concentrates, recombinant Factor VIIa or whole blood. Although there is no clinical evidence supporting the use of such treatments in patients taking fXa inhibitors, physicians may choose to use them because of familiarity, cost or other reasons. In addition, we are aware that several companies have conducted preclinical research on compounds intended to be antidotes for fXa inhibitors.

Also, in October 2015, Boehringer Ingelheim Corporation obtained FDA and EMA approvals of idarucizumab for the reversal of the anticoagulant effect of Pradaxa (dabigatran) for emergency/urgent procedures or in life-threatening or uncontrolled bleeding. Although idarucizumab is a specific reversal agent for Pradaxa, a direct thrombin inhibitor, rather than a fXa inhibitor, to the extent the availability of a specific reversal agent leads to increased adoption of Pradaxa rather than fXa inhibitors or low molecular weight heparins, the demand for andexanet alfa as a specific reversal agent for fXa inhibitors and low molecular weight heparins could also be reduced.

There are also a number of products in clinical development for hematologic cancer, ophthalmological diseases, allergic rhinitis, allergic asthma and other inflammatory diseases that are potential indications for cerdulatinib or selective Syk inhibitors. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or noncompetitive. Many competing products are in later stages of development than our products and, therefore, may obtain FDA or other regulatory approval for their products before we obtain approval for ours.

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

*We received a Complete Response Letter to our initial BLA for andexanet alfa from the FDA and we will need to successfully address deficiencies raised by the FDA in our resubmission.

In August 2016, we received a Complete Response Letter, or CRL, from the FDA regarding our BLA for andexanet alfa. This CRL has delayed the commercial launch of andexanet alfa and required us to resubmit our BLA with additional information requested by the FDA, and it presents additional risk that andexanet alfa will not be approved by the FDA or other regulatory authorities, including the EMA. In the CRL, the items raised by the FDA primarily related to the manufacturing process and analytical testing of andexanet alfa. The FDA also asked us for additional data to support the inclusion of edoxaban and enoxaparin in the label and indicated that it needs to finalize its review of the clinical studies required as post-marketing commitments. On August 3, 2017 we resubmitted our BLA to the FDA in an effort to resolve the items identified by the FDA in the CRL and obtain approval of our BLA. We can offer no assurances that the resubmission will resolve all items raised in the CRL to the satisfaction of the FDA or that the FDA will not raise previously unidentified issues. As a result, our ability to market, sell, distribute, obtain acceptable reimbursement for, set pricing for, and continue to operate, commercialize or continue the development of andexanet alfa may be further delayed, adversely affected or prevented altogether.

Even if the outstanding items identified in the CRL are resolved to the satisfaction of the FDA by our resubmission, the agency retains the right not to approve the BLA or to require additional information, or to raise additional issues to support regulatory approval of andexanet alfa, which could further delay or prevent its approval or limit the approved indications for andexanet alfa. In addition, either the substance of the items identified by the FDA in the CRL, or the CRL itself, could have an adverse impact on our efforts to obtain marketing authorization for andexanet alfa from the EMA and other regulatory authorities. Also, in response to the CRL, we have suspended our efforts to expand post-approval supply based on an expanded generation 1 manufacturing process on the 6x2,000 liter Line C manufacturing line at CMC Biologics and are focusing our efforts on expanding post approval through our generation 2 manufacturing process at the 10,000 liter scale at Lonza. As a result, even if we obtain commercial marketing approval for andexanet alfa, our ability to market andexanet may be adversely impacted by limited supply or treatment indications.

*If clinical studies of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

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

The outcome of preclinical testing and early clinical studies may not be predictive of the success of later clinical studies, and interim results of a clinical study do not necessarily predict final results. For example, the favorable results from our Phase 2 proof-of concept studies of andexanet alfa, evaluating the effect of andexanet alfa in healthy volunteers taking apixaban, rivaroxaban, edoxaban or enoxaparin may not be predictive of success in our Phase 4 study or other later studies, if any. In addition, although part 1 of each of our Phase 3 ANNEXA-A (apixaban) and ANNEXA-R (rivaroxaban) studies demonstrated that, for the primary efficacy endpoint, an intravenous bolus of andexanet alfa immediately and significantly reversed the anticoagulation activity of apixaban and rivaroxaban, and part 2 of each of our ANNEXA-A and ANNEXA-R studies demonstrated that, for all the primary and secondary endpoints, an intravenous bolus of andexanet alfa followed by a continuous two-hour infusion sustained the reversal of anticoagulation activity of apixaban and rivaroxaban, these positive results may not be predictive of success in our ANNEXA-4 confirmatory study in certain patients receiving apixaban, rivaroxaban, edoxaban or enoxaparin who present with acute major bleeding. Further, the ANNEXA-4 clinical trial summary data published in August 2016 may not be predictive of the results of the complete ANNEXA-4 trial. We also do not know how the results from our ANNEXA trials will translate into clinical use in patients or the effect of repeat doses.  Finally, the favorable interim results from our Phase 2a proof-of-concept study for cerdulatinib in patients with NHL, or CLL, who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations, may not be confirmed in future clinical studies or predictive of final results.

If serious adverse side effects are identified with respect to any of our product candidates or our approved product, we may need to abandon our development of that product candidate or discontinue sale of that product.

It is impossible to guarantee when or if any of our product candidates will prove safe enough to receive regulatory approval. There can be no assurance that our clinical studies will not fail due to safety issues. In such an event, we might need to abandon development of that product candidate or enter into a partnership to continue development.

For example, Bevyxxa, like all currently marketed inhibitors of fXa, carries some risk of life-threatening bleeding. In addition, patients taking betrixaban in our Phase 2 studies had an increased rate of gastrointestinal issues, such as diarrhea, nausea and vomiting, and other side effects such as back pain, dizziness, headaches, rashes and insomnia as compared to subjects taking a placebo or an active comparator.

While no serious adverse side effects have been observed in our completed healthy patient studies with andexanet alfa, there is a risk that adverse side effects could be observed through our ANNEXA-4 patient study results, additional clinical experience or repeat doses that are determined to have been caused by andexanet alfa. Some protein-based biologics have encountered problems with immunogenicity, that is, their tendency to trigger an unwanted immune response against themselves. To date, no neutralizing antibodies against andexanet alfa or antibodies to fXa have been detected; however there is still a risk that such antibodies could be identified through our ANNEXA-4 patient study results, additional clinical experience or from repeat doses. In addition, reversing the anticoagulant activity of fXa inhibitors in patients with underlying medical conditions requiring anticoagulation is associated with an increased risk of thrombotic events.

Even for Bevyxxa or any of our product candidates that may receive marketing approval, if a regulatory agency discovers adverse events of unanticipated severity or frequency it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. Among other legal and administrative actions, a regulatory agency may:

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

For example, the ANNEXA-4 study of andexanet alfa is our first experience in patients with major bleeding who are receiving a fXa inhibitor. Because we have limited first-hand enrollment experience in this patient population, our enrollment forecasts are estimated based on our understanding of enrollment experience of similar studies conducted by others in similar patient populations. Our current forecasts suggest that enrolling up to 350 patients should ensure that a sufficient number are able to be included in the primary analysis. However, if after enrolling 350 patients, the true number of evaluable patients is less than required, it may be necessary to continue enrolling additional patients beyond the planned 350. Enrollment of additional patients (or slower than anticipated enrollment) could increase the cost and duration of the study, and could result in alterations of the clinical plan including, but not limited to, opening of additional sites or geographic regions, both of which would result in increased costs. In addition, our cerdulatinib clinical studies will require enrollment of patients who have failed current therapies or have relapsed due to mutations. Finding and enrolling a sufficient number of patients for our expansion Cohorts could be difficult, time consuming and expensive because enrollment of clinical patients in the oncology space is often highly competitive and we have limited experience enrolling oncology patients in clinical trials.

*Even if andexanet alfa is approved by the FDA, this approval may be limited to certain indications, additional clinical studies and regulatory applications may be required to expand andexanet alfa indications and we can provide no assurances that such additional clinical studies or regulatory applications will be successful.

We are developing andexanet alfa as a universal antidote for patients receiving a fXa inhibitor anticoagulant when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery/urgent procedures. Our ANNEXA-4 Phase 4 study is being conducted in patients receiving either a direct or indirect fXa inhibitor who present with an acute major bleed, and our ANNEXA Phase 3 registration-enabling studies have been conducted on healthy volunteers. It is not certain at this time which indications, if any, the FDA will approve based on this data. For example, in the CRL, the FDA stated that we have not provided sufficient information to permit labeling of andexanet alfa for safe and effective use for the proposed indication. The FDA has also asked us for additional data to support the inclusion of edoxaban and enoxaparin in the label, and indicated it needed to finalize its review of the clinical studies required as post-marketing commitments. These observations in the CRL create greater risk concerning our efforts to obtain U.S. approval for andexanet alfa as a universal antidote for fXa inhibitors as the issues raised and information requested by the FDA have been, and may continue to be, costly and time-consuming to address and generate. As a result of these observations, we have decided to seek our initial approval on a more narrow indication relating to serious bleeds among patients on the two most broadly used fXa inhibitors, apixaban and rivaroxaban. Our studies have also not included patients requiring emergency surgery or urgent procedures and we do not anticipate obtaining this indication without clinical data. Additional clinical studies will be required to support our targeted indications, which will require additional time and expense and may not prove successful. Limitations in our label for andexanet alfa will reduce the number of patients for whom andexanet alfa is indicated and could reduce the size of the anticipated market and our financial prospects. Further, there is no guarantee that any efforts that we decide to undertake will meet the FDA’s requirements, and we may not receive approval at all for andexanet alfa, even in a more narrow indication despite such efforts.

We are seeking regulatory approval of andexanet alfa in the United States through an Accelerated Approval process, and since we have limited experience with this process, the development or commercialization of andexanet alfa could be delayed or abandoned.

In November 2013, the FDA granted breakthrough therapy designation for andexanet alfa which allows for an Accelerated Approval process. The Accelerated Approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a surrogate biomarker endpoint that is considered reasonably likely to predict clinical benefit rather than a clinical endpoint such as survival or irreversible morbidity. We have asked the FDA for priority review of our biologics license application, or BLA, a process that provides a shortened timetable to approval. Our use of an Accelerated Approval process requires that a Phase 4 clinical study with clinical endpoints that will correlate to a surrogate endpoint(s) must be ongoing at the time our BLA is submitted and some early patient data will be required by the FDA to support the BLA. This study will continue into commercialization. Because of the accelerated timelines required for Accelerated Approval, and following receipt of the CRL, we expect to require more time and incur greater costs than originally anticipated and may not succeed in timely manufacture of drug supply or in obtaining regulatory approval of andexanet alfa. In addition, the FDA may subsequently determine that the studies conducted by us, including any additional studies conducted as a result of the CRL or other FDA responses, were insufficient to support approval for all or some of the marketed direct or indirect fXa inhibitors or proposed indications, require us to conduct extensive post-approval studies or make modifications to our ongoing ANNEXA-4 study.

*There are risks associated with scaling up manufacturing to commercial scale. We will not be able to launch Bevyxxa until our commercial manufacturing process is successfully validated. Our commercial manufacturing strategy for andexanet alfa is particularly complex and challenging and is currently subject to increased uncertainty due to the CRL. If our manufacturers are unable to manufacture our products on a commercial scale using validated manufacturing processes or scale to increased production levels, this will likely delay regulatory approval and/or commercialization and materially adversely affect our results of operations and growth prospects.

We are still in the process of validating our commercial process for Bevyxxa manufacturing and qualifying an additional manufacturing facility at our primary supplier. As a part of our commercial scale-up plan, we plan to validate our commercial process at our initial Hovione manufacturing facility and to move commercial production to a different Hovione production facility that has greater manufacturing capacity. Before we can use material manufactured at these facilities, we are required to successfully validate the manufacturing process at the original facility and to demonstrate a successful process transfer and obtain post-marketing regulatory approval for the second facility.  Our process validation may take longer than we initially anticipated due to a modification we are planning to make in release specifications for which we are in active dialogue with the FDA. We recently submitted a request to the FDA for a post-approval  change in a release specification that is related specifically to a known polymorph variability that was described in our NDA and that requires a revision at our contract manufacturer. It is possible that this release specification change could delay our commercial launch of Bevyxxa. A significant delay in the commercial launch of Bevyxxa could materially adversely affect our business, financial condition, results of operations and growth prospects.

There are other risks associated with scaling up manufacturing to commercial volumes including, among others, cost overruns, technical problems with process scale-up, process reproducibility, stability issues, lot consistency, regulatory approvals and timely availability of raw materials. There is no assurance that our manufacturers will be able to manufacture our products to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If we and our manufacturers are unable to produce sufficient quantities of our products for commercialization, either on a timely basis or at all, our commercialization efforts would be impaired, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have experienced particular uncertainties and risks associated with scaling up the manufacturing for andexanet alfa. The manufacture of biologics involves complex processes, typically including developing cell lines or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. The cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process is more complex and can be difficult to reproduce. Even though we have completed our process validation campaign for generation 2 commercial scale manufacturing, there is no guarantee we will be successful in obtaining regulatory approval for this process. Due to the high cost to manufacture andexanet alfa and the inherent uncertainty related to manufacturing costs, there is a relatively greater risk that andexanet alfa may not be commercially viable.

Our initial commercial manufacturing strategy for andexanet alfa is also subject to substantial uncertainty due to items identified by the FDA in the CRL. Changes to our manufacturing strategy, and addressing the manufacturing items in the CRL, has required and will continue to require additional time and capital and may not be successful. For example, we have suspended our efforts to expand post-approval supply based on an expanded generation 1 manufacturing and are focusing our efforts on expanding supply post-approval through our generation 2 manufacturing process. We still intend to seek commercial approval based on generation 1 supply from CMC Biologics. However, our generation 1 manufacturing process was designed to produce andexanet alfa for our clinical studies on a small scale and is capable of manufacturing only limited supply to support a commercial launch in relation to projected demand. We are currently discussing options with the FDA and our commercial manufacturing organizations for expanding commercial supply post-approval. Without material from an expanded capacity manufacturing facility, even if approved, commercial supply of andexanet alfa at launch will likely be limited to our generation 1 supply until such time as we can the obtain approval for generation 2 material.

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

Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical studies are protected. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize Bevyxxa or our product candidates.

We also rely on other third parties to store and distribute supplies for our clinical studies. Any performance failure on the part of our existing or future distributors could delay clinical development or regulatory approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue

*We rely on third-party contract manufacturing organizations to manufacture and supply Bevyxxa and our product candidates for us. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers. We may also face significant delays in the development and commercialization of our product candidates.

We do not own facilities for commercial or clinical-scale manufacturing, and we rely on third-party suppliers to manufacture Bevyxxa and our product candidates. For example, we have entered into a manufacturing agreement with Hovione Limited for the manufacture of Bevyxxa and expect to rely on this manufacturing organization to supply Bevyxxa for U.S. commercial launch. If Hovione fails for any reason to deliver adequate quantities of Bevyxxa, the commercial launch of Bevyxxa will be delayed or disrupted. We have contracted with CMC Biologics to manufacture andexanet alfa bulk drug substance to support our potential U.S. commercial launch, and we have engaged Lonza to develop a new, higher-capacity and lower cost process for andexanet alfa bulk drug substance in order to support our broader, worldwide commercialization strategy. We also rely on other third-party providers for raw materials, drug substance and drug product manufacturing, packaging, labeling and supply chain distribution. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug supply necessary for our clinical and commercial needs, or if any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the affected product or product candidate until a qualified alternative supplier is identified, which could also significantly delay or disrupt the development of, and impair our ability to commercialize, our product candidates.

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

We may enter into additional collaboration agreements with third parties with respect to our product candidates for the commercialization of the candidates outside the United States., or for other purposes. For example, we have out-licensed development and commercial rights to andexanet alfa in Japan. In addition, depending on our capital requirements, development and commercialization costs, need for additional therapeutic expertise and other factors, it is possible that we will enter into broader development and commercialization arrangements with respect to our product candidates. Our likely collaborators for any distribution, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Recruiting and retaining other qualified personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

*Product liability lawsuits against us could cause us to incur substantial liabilities and to limit sales of Bevyxxa and limit commercialization of any other products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical studies, and the manufacturing, distribution and sale of Bevyxxa, and will face an even greater risk if we commercially sell any other products that we may develop. For example, the manufacturers of currently marketed fXa inhibitors and other manufacturers of anticoagulants have faced substantial litigation due to certain alleged bleeding risks. If we cannot successfully defend ourselves against claims that Bevyxxa or our product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for Bevyxxa or any product candidates that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of patients from clinical studies or cancellation of studies;
•	significant costs to defend the related litigation;
•	substantial monetary awards to patients;
•	loss of revenue; and
•	the inability to commercialize any products that we may develop.

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

If we obtain approval to commercialize any products outside the United States, a variety of risks associated with international operations could materially adversely affect our business. If any product candidates that we may develop are approved for commercialization outside the United States, we will be subject to additional risks related to entering into international business relationships, including:

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

In connection with our Bevyxxa and andexanet alfa development, we are currently utilizing certain suppliers outside of the United States, which subjects us to certain of the above risks.

Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In particular, the incidence and severity of data theft, ransomware and other forms of computer system hacking have increased significantly in recent years, and biotechnology companies like us have been specifically targeted in many such attacks. While, to our knowledge, we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

RISKS RELATED TO INTELLECTUAL PROPERTY

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to intellectual property license agreements with third parties, including with respect to Bevyxxa, cerdulatinib, one of our selective Syk inhibitors, and our PCSK9 program, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we may not be able to develop and market any product that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms or our not having sufficient intellectual property rights to operate our business. The occurrence of such events could materially harm our business.

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

The effects of these changes are currently unclear as the United States Patent and Trademark Office, or USPTO, has only recently implemented various regulations, the courts have only just begun to issue decisions addressing these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. We may become involved in opposition or other proceedings challenging our patent rights or the patent rights of others, and the outcome of any proceedings are highly uncertain. For example, in November 2013, Zentiva k.s. and Günter SÖLCH separately filed papers with the European Patent Office opposing European Patent 2101760, assigned to Millennium Pharmaceuticals, Inc., to which we have an exclusive license. The European Patent Office decided in favor of revoking the European patent. Portola will appeal this revocation. This patent is related to a formulation of Bevyxxa. Should the appeal or other proceedings be unsuccessful, this could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

RISKS RELATED TO GOVERNMENT REGULATION

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining additional approvals for the commercialization of our product candidates.

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

There is increasing pressure on biotechnology companies to reduce healthcare costs. In the United States, these pressures come from a variety of sources, such as managed care groups, institutional, and government purchasers. Increased purchasing power of entities that negotiate on behalf of federal healthcare programs and private sector beneficiaries could increase pricing pressures in the future. Such pressures may also increase the risk of litigation or investigation by the government regarding pricing calculations. The biotechnology industry will likely face greater regulation and political and legal action in the future.

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

Adverse pricing limitations may hinder our ability to recoup our investment in Bevyxxa or one or more of our product candidates, even if our product candidates obtain regulatory approval. Adverse pricing limitations prior to approval will also adversely affect us by reducing our commercial potential. Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

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

There may be significant delays in obtaining reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government funded and private payors for Bevyxxa or new products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.

We may pursue commercialization of Bevyxxa and our future products in international markets, either through distribution and marketing partners or our own commercial organization. In order to market our future products in the European Economic Area, or EEA, and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. Before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

*Healthcare reform measures could hinder or prevent the commercial success of Bevyxxa or our product candidates.

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

Legislative changes to or regulatory changes under the Affordable Care Act remain possible and appear likely in the 115th U.S. Congress and under the Trump Administration.  The American Health Care Act of 2017, or AHCA, which would repeal and replace key portions of the Affordable Care Act was passed by the U.S. House of Representatives but remains subject to passage by the U.S. Senate.  In addition, in January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

*Our stock price may be volatile, and investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past and may be volatile in the future. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our stock. The market price for our common stock may be influenced by many factors, including the following:

•	our ability to meet the expectations of investors related to the commercialization of Bevyxxa;
•	inaccurate sales or cash forecasting of Bevyxxa;
•	the timing and amount of revenues generated from sale of Bevyxxa;
•	changes in laws or regulations applicable to Bevyxxa;
•

legislation or regulatory actions or decisions affecting betrixaban, including the timing and outcome of any potential future EMA decision relating to betrixaban, or product candidates, including those of our competitors;

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

Our executive officers are parties to agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $ 3.9 million for severance and other benefits and acceleration of vesting of equity awards with a value of approximately $ 46.3 million as of June 30, 2017, based on the closing price of our common stock on such date in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of equity awards could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

PORTOLA PHARMACEUTICALS, INC.

Date: August 9, 2017	By:	/s/ William Lis
William Lis
Chief Executive Officer

Date: August 9, 2017	By:	/s/ Mardi C. Dier
Mardi C. Dier
Chief Financial Officer

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.3	Third Amended and Restated Investor Rights Agreement, dated as of November 11, 2011, by and among Portola Pharmaceuticals, Inc., and certain of its stockholders.	S-1	333-187901	10.6	4/12/2013

4.4	Warrant to Purchase Shares of Series A Preferred Stock by and between the registrant and General Electric Capital Corporation, dated January 21, 2005.	10-Q	001-35935	4.4	11/06/2013

4.6	Warrant to Purchase Shares of Series B Preferred Stock by and between Portola Pharmaceuticals, Inc., and Comerica Incorporated, dated September 29, 2006.	10-Q	001-35935	4.6	11/06/2013

4.7	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006.	10-Q	001-35935	4.7	11/06/2013

4.8	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and HCP Life Science Assets TRS, LLC, dated December 15, 2006.	10-Q	001-35935	4.8	11/06/2013

4.9	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and Bristow Investments, L.P., dated December 15, 2006.	10-Q	001-35935	4.9	11/06/2013

10.38+	Amended and Restated Offer Letter by and between Portola Pharmaceuticals, Inc. and John T. Curnutte, M.D., Ph.D., dated May 3, 2017.	8-K	001-35935	10.1	5/08/2017

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

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