Form 10-Q
period 2017-09-30
PORTOLA PHARMACEUTICALS INC
filed 2017-11-09
CIK 1269021

fso

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 26, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 65,251,532.

PORTOLA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$344,021	$188,480
Short-term investments	225,107	130,291
Restricted cash (SRX Cardio)	170	178
Prepaid research and development	1,888	7,299
Prepaid expenses and other current assets	8,766	2,680
Total current assets	579,952	328,928
Property and equipment, net	5,614	6,143
Intangible assets	7,996	3,151
Long-term investments	28,625	—
Prepaid and other long-term assets	9,609	5,214
Total assets	$631,796	$343,436

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,463	$14,546
Accrued compensation and employee benefits	8,910	4,806
Accrued research and development	24,144	23,818
Accrued and other liabilities	4,065	1,696
Deferred revenue, current portion	15,187	20,798
Total current liabilities	69,769	65,664
Notes payable, long-term	52,505	49,815
Long term debt	52,388	—
Long term obligation to Collaborator	8,000	8,000
Deferred revenue, long-term	17,833	24,965
Other long-term liabilities	2,912	2,303
Total liabilities	203,407	150,747

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized at September 30, 2017 and December 31, 2016; 65,217,575 shares and 56,544,218 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	67	57
Additional paid-in capital	1,538,583	1,108,832
Accumulated deficit	(1,112,571)	(918,345)
Accumulated other comprehensive loss	(37)	(12)
Total Portola stockholders’ equity	426,042	190,532
Noncontrolling interest (SRX Cardio)	2,347	2,157
Total stockholders’ equity	428,389	192,689
Total liabilities and stockholders’ equity	$631,796	$343,436

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

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Collaboration and license revenue	$3,828	$9,322	$12,743	$21,811
Operating expenses:
Cost of sales	155	—	155	—
Research and development	55,273	87,209	135,210	190,822
Selling, general and administrative	28,856	13,556	64,206	45,374
Total operating expenses	84,284	100,765	199,571	236,196
Loss from operations	(80,456)	(91,443)	(186,828)	(214,385)
Interest and other income (expense), net	663	407	952	1,036
Interest expense	(3,148)	—	(8,243)	—
Net loss	(82,941)	(91,036)	(194,119)	(213,349)
Net loss (income) attributable to noncontrolling interest (SRX Cardio)	5	(1,853)	(190)	(1,853)
Net loss attributable to Portola	$(82,936)	$(92,889)	$(194,309)	$(215,202)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(1.41)	$(1.64)	$(3.38)	$(3.81)
Shares used to compute net loss per share attributable to Portola common stockholders:
Basic and diluted	58,940,764	56,508,426	57,569,593	56,459,418

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(82,941)	$(91,036)	$(194,119)	$(213,349)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	33	(49)	(25)	194
Comprehensive loss	(82,908)	(91,085)	(194,144)	(213,155)
Comprehensive loss (income) attributable to noncontrolling interest (SRX Cardio)	5	(1,853)	(190)	(1,853)
Total comprehensive loss attributable to Portola	$(82,903)	$(92,938)	$(194,334)	$(215,008)

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(194,119)	$(213,349)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,667	1,423
Net amortization/accretion on investment securities	217	962
Non-cash interest expense	8,244	—
Stock-based compensation expense	32,405	22,464
Remeasurement loss on embedded derivatives liabilities	657	—
Loss on assets disposal	50	—
Changes in operating assets and liabilities:
Receivables from collaborators	—	(4,000)
Prepaid research and development	5,411	1,401
Prepaid expenses and other current assets	(6,087)	(1,537)
Prepaid and other long-term assets	(4,395)	5,677
Accounts payable	3,426	(1,286)
Accrued compensation and employee benefits	4,104	(1,942)
Accrued research and development	326	(8,762)
Accrued and other liabilities	2,081	(249)
Deferred revenue	(12,743)	16,689
Other long-term liabilities	(657)	(565)
Net cash used in operating activities	(159,413)	(183,074)

Investing activities
Purchases of property and equipment	(1,542)	(1,564)
Decrease (increase) in restricted cash (SRX Cardio)	8	(1,589)
Purchase of intangible assets	(5,000)	—
Purchases of investments	(373,976)	(197,650)
Proceeds from maturities of investments	250,293	294,619
Net cash (used in) provided by investing activities	(130,217)	93,816

Financing activities
Proceeds from debt issuance, net	48,000	—
Proceeds from issuance of common stock, net	380,552	—
Payment of public offering cost	(387)	(242)
Debt issuance costs paid	(557)	—
Proceeds from issuance of common stock pursuant to equity award plans	17,563	1,673
Net cash provided by financing activities	445,171	1,431

Net increase/ (decrease) in cash and cash equivalents	155,541	(87,827)
Cash and cash equivalents at beginning of period	188,480	186,488
Cash and cash equivalents at end of period	$344,021	$98,661

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

In September 2017, we completed an underwritten public offering of 7,302,500 shares of our common stock, which included 952,500 shares of common stock issued pursuant to the over-allotment option granted to our underwriters, at a public offering price of $55.00 per share. The total proceeds from the offering and over-allotment, net of underwriting discounts and commissions of approximately $21.1 million, were approximately $380.6 million.  After deducting offering expenses of approximately $0.7 million, net proceeds to us were approximately $379.9 million.

2. Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of Portola and its wholly-owned subsidiaries and a development partner that is a variable interest entity (a “VIE”) for which Portola is deemed, under applicable accounting guidance, to be the primary beneficiary as of September 30, 2017. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information.

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed on March 1, 2017 with the SEC.

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

Our determination as to whether we should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation event.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Collaboration Customer Concentration

Collaboration customers who accounted for 10% or more of total collaboration and license revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Daiichi Sankyo, Inc.	53%	41%	49%	39%
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	14%	36%	15%	34%
Bristol-Myers Squibb Company and Pfizer Inc.	27%	19%	30%	22%

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standard”) is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted.

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

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU becomes effective for the Company in the first quarter of fiscal year 2019 and early adoption is permitted. This ASU is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial statements.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table sets forth the fair value of our financial assets and liabilities, allocated into Level 1, Level 2 and Level 3, that were measured on a recurring basis (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$107,888	$—	$—	$107,888
Corporate notes and commercial paper	—	273,888	—	273,888
U.S. government agency securities	—	180,652	—	180,652
Total financial assets	$107,888	$454,540	$—	$562,428
Financial Liabilities:
Embedded derivatives liabilities	$—	$—	$1,512	$1,512

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$6,254	$—	$—	$6,254
Corporate notes and commercial paper	—	133,099	—	133,099
U.S. government agency securities	—	55,936	—	55,936
Total financial assets	$6,254	$189,035	$—	$195,289
Financial Liabilities:
Embedded derivatives liabilities	$—	$—	$246	$246

Level 3 liabilities are comprised of embedded derivatives liabilities as described in Note 8. The following table sets forth a summary of the changes in the estimated fair value of the Company’s embedded derivatives liabilities, which were measured at fair value on a recurring basis (in thousands):

Balance as of December 31, 2016	$246
Issuance of embedded derivatives	609
Net increase in fair value included in other income (expense)	657
Balance as of September 30, 2017	$1,512

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	September 30, 2017				December 31, 2016
				Estimated				Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Money market funds	$107,888	$—	$—	$107,888	$6,254	$—	$—	$6,254
Corporate notes and commercial paper	273,897	1	(10)	273,888	133,112	1	(14)	$133,099
U.S. government agency securities	180,681	5	(34)	180,652	55,934	5	(3)	$55,936
	$562,466	$6	$(44)	$562,428	$195,300	$6	$(17)	$195,289
Classified as:
Cash equivalents				$308,696				$64,998
Short-term investments				225,107				130,291
Long-term investments				28,625				—
Total cash equivalents and investments				$562,428				$195,289

At September 30, 2017, the remaining contractual maturities of available-for-sale securities were less than two years and at December 31, 2016, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized losses on available-for-sale securities for the periods presented.

5. Collaboration and License Agreements

Summary of Collaboration-Related Revenue

We have recognized revenue from our collaboration and license agreements as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
BMS and Pfizer	$1,038	$1,798	$3,824	$4,785
Daiichi Sankyo	2,034	3,810	6,227	8,491
Bayer and Janssen	544	3,316	1,880	7,431
Bayer	212	398	812	1,052
Other	—	—	—	52
Total collaboration and license revenue	$3,828	$9,322	$12,743	$21,811

Bristol-Myers Squibb Company (“BMS”) and Pfizer Inc. (“Pfizer”)

In 2014, we entered into an agreement with BMS and Pfizer to study andexanet alfa as a reversal agent to apixaban in our Phase 3 studies. As of September 30, 2017, we have no further milestone payments eligible for achievement under this agreement and continue to recognize the non-contingent payments received on a straight-line basis over the period of performance, which is estimated to be through the third quarter of 2018. In the second quarter of 2017, we updated our estimated period of performance from the first quarter of 2018 to the third quarter of 2018 to reflect a modification to our clinical development and regulatory plans. The effect of this change in estimate was not significant. During the three and nine months ended September 30, 2017 and 2016, we recognized $0.4 million and $1.4 million, and $0.6 million and $1.6 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of September 30, 2017 was $9.8 million.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In 2016, we entered into an agreement with BMS and Pfizer whereby they obtained exclusive rights to develop and commercialize andexanet alfa in Japan and we are responsible for certain research, development and manufacturing activities. As of September 30, 2017, we have milestone payments totaling up to $20.0 million that remain eligible for achievement upon certain regulatory events and up to $70.0 million which may be earned upon the achievement of specified annual net sales volumes in Japan in addition to royalties ranging from 5% to 15% on net sales of andexanet alfa in Japan. We continue to recognize non-contingent consideration received under the agreement on a straight-line basis over the period of performance, which is estimated to be through the fourth quarter of 2020. In the second quarter of 2017, we updated our estimated period of performance from the first quarter of 2019 to the fourth quarter of 2020 to reflect a modification to our clinical development and regulatory plans. The effect of this change in estimate was not significant. During the three and nine months ended September 30, 2017 and 2016, we recognized $0.6 million and $2.4 million, and $1.2 million and $3.2 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of September 30, 2017 was $8.2 million.

Daiichi Sankyo, Inc. (“Daiichi Sankyo”)

In 2014, as amended in 2016, we entered into an agreement with Daiichi Sankyo to study andexanet alfa as a reversal agent to edoxaban. As of September 30, 2017, we have milestone payments totaling up to $12.5 million that remain eligible for achievement upon the occurrence of certain clinical events and patient enrollment targets.  We continue to recognize non-contingent consideration received under the agreement on a straight-line basis over the period of performance, which is estimated to be through the third quarter of 2018. The $8.0 million refundable portion of the upfront consideration is recorded as an obligation to collaborator and will be relieved as we make royalty payments or written off should we fail to commercialize andexanet alfa. During the three and nine months ended September 30, 2017 and 2016, we recognized $1.8 million and $5.4 million, and $3.4 million and $7.7 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of September 30, 2017 was $7.2 million.

In 2016 we entered into an agreement with Daiichi Sankyo associated with the pursuit of regulatory approval of andexanet alfa as a reversal agent to edoxaban in Japan. As of September 30, 2017, we have milestone payments totaling up to $10.0 million eligible for achievement upon initial and final regulatory approval of andexanet alfa as a reversal agent to edoxaban in Japan. We continue to recognize non-contingent consideration received under the agreement on a straight-line basis over the period of performance, which is estimated to be through the fourth quarter of 2020. In the second quarter of 2017, we updated our estimated period of performance from the first quarter of 2019 to the fourth quarter of 2020 to reflect a modification to our clinical development and regulatory plans. The effect of this change in estimate was not significant. During the three and nine months ended September 30, 2017 and 2016, we recognized $0.2 million and $0.9 million, and $0.4 million and $0.8 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of September 30, 2017 was $2.9 million.

Bayer Pharma, AG (“Bayer”) and Janssen Pharmaceuticals, Inc. (“Janssen”)

In 2014, we entered into an agreement with Bayer and Janssen to study andexanet alfa as a reversal agent to rivaroxaban in our Phase 3 studies. As of September 30, 2017, we have milestone payments totaling up to $5.0 million that remain eligible for achievement upon the occurrence of certain events associated with scaling up our manufacturing process. We continue to recognize non-contingent consideration received under the agreement on a straight-line basis over the period of performance, which is estimated to be through the third quarter of 2018. In the second quarter of 2017 we updated our estimated period of performance from the first quarter of 2018 to the third quarter of 2018 to reflect a modification to our clinical development and regulatory plans. The effect of this change in estimate was not significant. During the three and nine months ended September 30, 2017 and 2016, we recognized $0.5 million and $1.9 million, and $3.3 million and $7.4 million in collaboration revenue, including milestone payments under this agreement, respectively. The deferred revenue balance under this agreement as of September 30, 2017 was $2.2 million.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Bayer Pharma, AG (“Bayer”)

In 2016, we entered into an agreement with Bayer associated with the pursuit of regulatory approval of andexanet alfa as a reversal agent to rivaroxaban in Japan. As of September 30, 2017, the $10.0 million milestone payment associated with regulatory approval of andexanet alfa as a reversal agent to rivaroxaban in Japan remains eligible for achievement. We continue to recognize non-contingent consideration received under the agreement on a straight-line basis over the period of performance, which is estimated to be through the fourth quarter of 2020. In the second quarter of 2017, we updated our estimated period of performance from the first quarter of 2019 to the fourth quarter of 2020 to reflect a modification to our clinical development and regulatory plans. The effect of this change in estimate was not significant. During the three and nine months ended September 30, 2017 and 2016, we recognized $0.2 million and $0.8 million, and $0.4 million and $1.1 million in collaboration revenue under this agreement, respectively. The deferred revenue balance under this agreement as of September 30, 2017 was $2.7 million.

6. Purchase Commitments

Commercial Supply Agreement

In 2016, we entered into an Amended Restated Commercial Supply Agreement (“aCSA”) with CMC ICOS Biologics, Inc. (“CMC”), a subsidiary of AGC Asahi Glass, that amends and restates the terms of the original Commercial Supply Agreement. Under the aCSA, CMC will continue to manufacture bulk drug substance for andexanet alfa under our first generation manufacturing process and will support other regulatory and manufacturing activities. We have made firm orders to manufacture 20 batches in 2017 and are required to make a non-refundable manufacturing reservation payment of $2.5 million for ten batches to be manufactured in 2018 contingent upon CMC’s successful delivery of services related to our BLA re-submission to the FDA.

Pursuant to the terms of the aCSA, we received a $33.7 million credit, which may be applied to either satisfy or partially offset specified amounts owed to CMC for services rendered under the aCSA, existing obligations/payables to CMC as of the execution date and future services to be rendered through December 31, 2017. For the three and nine months ended September 30, 2017, the Company utilized $2.0 million and $7.3 million of these credits as a reduction of R&D expense to settle accounts payable and accrued liabilities related to specified services rendered by CMC.

Under the consolidation guidance, we determined that CMC is a VIE and we are not the primary beneficiary and therefore consolidation of CMC is not required. As of September 30, 2017, we have not provided financial or other support to CMC that was not previously contractually required. We have recorded $0.5 million of accounts payable and $0.5 million of prepaid manufacturing services in our condensed consolidated balance sheet as of September 30, 2017. Our agreement with CMC does not require us to fund operations at CMC and therefore, we quantify our maximum exposure to loss as the aggregate value of prepaid manufacturing services as of September 30, 2017. Further, we believe that our total exposure to losses associated with the fixed pricing terms of this agreement is de minimis given the cost per batch, number of batches and time frame over which the batches will be manufactured, pursuant to the amended agreement.

Betrixaban Manufacturing Agreement

In 2016 we entered into a Manufacturing Agreement, as amended, with Hovione, Limited, (“Hovione”), pursuant to which Hovione will manufacture active pharmaceutical ingredient for betrixaban at commercial scale and perform process validation during the term of the agreement. As of September 30, 2017, we have recorded $2.7 million in prepaid expenses and other current assets and $9.6 million in prepaid and other long-term under the agreement, and will make up to $12.9 million of additional cancellable and non-cancellable payments throughout the term of the Hovione Agreement, ending June 2018.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Asset Acquisition and License Agreements

SRX Cardio, LLC

In 2016, we entered into an exclusive license agreement with SRX Cardio, LLC (“SRX Cardio”) to explore a novel approach to develop a drug in the field of hypercholesterolemia. We determined that SRX Cardio is, and as of September 30, 2017, continues to be, a variable interest entity that requires consolidation. Accordingly, we have consolidated the financial statements of SRX Cardio since inception of the agreement on December 1, 2015 by (a) eliminating all intercompany balances and transactions; and (b) allocating loss (income) attributable to the noncontrolling interest in SRX Cardio to net loss attributable to noncontrolling interest in our consolidated statement of operations and reflecting noncontrolling interest on our consolidated balance sheet. Our interest in SRX Cardio is limited to the development of the intellectual property asset.

As of September 30, 2017, we have not provided financial or other support to SRX Cardio that was not previously contracted or required. We recorded SRX Cardio’s $0.2 million of cash as restricted cash because (a) we do not have any interest in or control over SRX Cardio's cash and (b) the agreement does not provide for these assets to be used for the development of the intellectual property assets developed pursuant to this agreement. We recorded $5,000 and $0.2 million as net loss and net income attributable to noncontrolling interest (SRX Cardio) for the three and nine months ended September 30, 2017 on our condensed consolidated statements of operations, reflecting a change in fair value of our contingent payment liability to SRX Cardio as of September 30, 2017. Should the development program make substantive advancement, we expect to record increases in the fair value of the contingent milestone and royalty payments with a corresponding increase to net loss or decrease to net income attributable to Portola.

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

Under the agreement, milestone payments are determined based on the indication included in our filing and become payable upon acceptance of our new drug application, or NDA, and regulatory approval in the United States and Europe. In December 2016, the FDA accepted our NDA for betrixaban for extended-duration prophylaxis of venous thromboembolism, triggering a $2.0 million milestone payment to Millennium which is recorded as a research and development expense in our consolidated statement of operations. In June 2017, betrixaban received regulatory approval in the United States, triggering a $5.0 million milestone payment to Millennium which is recorded as finite-lived intangible assets in our condensed consolidated balance sheet and will be amortized on a straight-line basis over the remaining estimated useful life. Amortization expenses were $0.2 million and $0.2 million for the three and nine months ended September 30, 2017.  These amortization expenses were recorded as cost of sales.  Should betrixaban receive regulatory approval in Europe, another $5.0 million will become payable for such approval event.

An additional $23.0 million in milestone payments would become due if betrixaban was approved in the United States and Europe for other indications specified in the agreement.

8. Long-term Debt

Note Payable

In December 2016, we entered into a supplemental funding support agreement with BMS and Pfizer whereby we received $50.0 million in exchange for two promissory notes totaling $65.0 million that become due in December 2024. The use of funds is restricted to development activities needed for regulatory approval of andexanet alfa by the FDA and European Medicines Agency (“EMA”) as provided for in the agreement.

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

The upfront cash receipt of $50.0 million is recorded as notes payable, long term at issuance. We are accruing for interest over the term of the related note. The carrying values of the notes payable at September 30, 2017 and December 31, 2016, including accrued interest of $2.6 million and $0.1 million, are $52.5 million and $49.8 million, respectively.

We evaluated the features of the notes payable and determined that certain features which require acceleration of payments such as pursuant to a change of control or an event of default, as well as the terms that adjust the total amount of interest required to be paid based upon the timing of initial regulatory approval in the United States and EU require bifurcation and fair value recognition. We determined the fair value of each derivative using a Monte Carlo simulation model taking into account the probability of these events occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 3 to the condensed consolidated financial statements. The aggregate fair value of the embedded derivatives at issuance date was $0.3 million included in other long-term liabilities. We will remeasure the embedded derivatives to fair value each reporting period until the repayment, termination or maturity of the long-term note payable.  For the three and nine months ended September 30, 2017, we recognized a gain of $22,000 and $79,000, respectively, upon remeasurement of the embedded derivatives.

The estimated fair value of the note payable at September 30, 2017 was $58.5 million and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 3.

Royalty-based Financing

In February 2017, we entered into a purchase and sale agreement (the “Royalty Sales Agreement”) with HealthCare Royalty Partners and its affiliates. (“HCR”) whereby HCR acquired a royalty interest in future worldwide net sales of andexanet alfa. We received $50.0 million upon closing and are due to receive an additional $100.0 million if U.S. regulatory approval of andexanet alfa is received prior to October 2018.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We evaluated the terms of the debt and determined that certain features, such as the increase in the repayment amount up to $125.0 million upon a change of control and the variability in the royalty payments based upon the timing of initial regulatory approval in the United States and EU, are embedded derivatives that require bifurcation from the debt instrument and fair value recognition. We determined the fair value of each derivative using a Monte Carlo simulation model taking into account the probability of these events occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 3 to these condensed consolidated financial statements. The Company will remeasure the embedded derivatives to fair value each reporting period until the time the features lapse and/or termination of the Royalty Sales Agreement. For the three and nine months ended September 30, 2017, we recognized a loss of $12,000 and $0.7 million upon remeasurement of the embedded derivatives.

The effective interest rate as of September 30, 2017 was 18.5%. For the three and nine months ended September 30, 2017, accrued interest in the amount of $2.2 million and $5.6 million were added to the principal balance of the debt.

In connection with the Royalty Sales Agreement, we paid HCR a fee of $2.0 million and incurred additional debt issuance costs totaling $0.6 million, which includes expenses that we paid on behalf of HCR and expenses incurred directly by us. Debt issuance costs have been netted against the debt as of September 30, 2017 and are being amortized over the estimated term of the debt using the effective interest method. For the three and nine months ended September 30, 2017, we recognized interest expense, including amortization of the debt discount, related to the debt of $2.2 million and $5.6 million, respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized. The carrying value of the debt as of September 30, 2017 was $52.4 million, inclusive of accrued interest expense of $5.6 million and net of unamortized debt discount of $2.4 million.

The estimated fair value of long-term debt at September 30, 2017 was $52.1 million and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 3.

9. Stock Based Compensation

In January 2013, our Board of Directors adopted our 2013 Equity Incentive Plan (the “2013 Plan”), which became effective upon the closing of our initial public offering in May 2013. On January 1, 2017, the number of shares available for issuance under the 2013 Plan automatically increased by a number of shares equal to 5% of the total common stock outstanding at December 31, 2016. In September 2017, our Board of Directors adopted an Inducement Plan with 1,500,000 shares available for issuance to new employees entering into employment with Portola in accordance with NASDAQ Listing Rule 5635(c)(4) (the “2017 Plan”).  As of September 30, 2017, there were 15,032,633 shares reserved under the 2013 Plan and 1,500,000 shares reserved under the 2017 Plan for the future issuance of equity awards.

Stock Options

The following table summarizes stock option activity under our 2013 Plan and 2017 Plan and related information during the nine months ended September 30, 2017:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Options	Price Per Share
Balance at December 31, 2016	5,817,116	$25.26
Options granted	1,813,300	38.68
Options exercised	(1,008,791)	15.37
Options canceled	(200,522)	35.48
Balance at September 30, 2017	6,421,103	$30.28

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Performance Stock Options (“PSOs”)

In May 2016, the Compensation Committee of our Board of Directors approved the commencement of granting performance stock option awards to our executive and senior officers. PSOs represent a contingent right to purchase our Common Stock upon achievement of specified conditions. The PSOs granted in May 2016 will vest upon the achievement of certain regulatory and manufacturing goals related to our lead programs. As of September 30, 2017, 90,378 shares subject to outstanding PSOs were unvested and there was $0.3 million of unrecognized compensation costs relates to these PSOs. Management currently estimates the vesting of these PSOs to be probable of vesting and will be recognized over a weighted-average period of 0.41 years.

The following table summarizes PSO activity under our 2013 Plan and related information during the nine months ended September 30, 2016:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Options	Price Per Share
Balance at December 31, 2016	180,752	$23.76
Options granted	—	—
Options exercised	(4,635)	—
Options canceled	—	—
Balance at September 30, 2017	176,117	$23.76

Restricted Stock Units (“RSUs”)

In January 2015, the Compensation Committee of our Board of Directors approved the commencement of granting restricted stock units, to our employees. RSUs are share awards that entitle the holder to receive freely tradable shares of our Common Stock upon vesting.

The following table summarizes RSU activity, under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average grant date
	RSUs	fair value per share
Balance at December 31, 2016	546,507	$28.38
RSUs granted	338,800	26.80
RSUs released	(211,882)	28.26
RSUs canceled	(35,653)	27.25
Balance at September 30, 2017	637,772	$27.65

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes PSU activity, under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average grant date
	PSUs	fair value per share
Balance at December 31, 2016	285,866	$29.24
PSUs granted	143,750	25.54
PSUs released	(60,374)	35.97
PSUs canceled	(52,281)	33.76
Balance at September 30, 2017	316,961	$25.53

The table below sets forth the functional classification of stock-based compensation expense, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$4,155	$3,465	$14,974	$9,561
Selling, general and administrative	5,960	4,307	17,431	12,903
Total stock-based compensation	$10,115	$7,772	$32,405	$22,464

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

The following common stock equivalent shares were excluded from the computation of diluted net loss per share attributable to Portola Common Stockholders for the three and nine months ended September 30, 2017 and 2016 because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options to purchase common stock	6,421,103	5,888,149	6,421,103	5,888,149
Performance stock options	176,117	271,122	176,117	271,122
Common stock warrants	1,500	1,500	1,500	1,500
Restricted stock units	637,772	559,077	637,772	559,077
Performance stock units	316,961	286,052	316,961	286,052
Employee stock purchase plan	7,759	10,019	7,759	10,019

Up to 1 million shares may be contingently issued, if certain performance conditions are met under an agreement with one of our contract manufacturers.

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

On June 23, 2017, we received marketing approval from the U.S. Food and Drug Administration, or FDA, for Bevyxxa, for the prophylaxis of venous thromboembolism, or VTE, in adult patients hospitalized for an acute medical illness who are at risk for thromboembolic complications due to moderate or severe restricted mobility and other risk factors for VTE. The timeline on which we are planning to launch Bevyxxa in the United States is between November 2017 and the end of the first quarter of 2018.  Prior to launch, we are working to complete drug manufacturing validation, inventory buildup and continue hospital and payer negotiations regarding formulary placement. Our Marketing Authorization Application or MAA, for betrixaban to the Committee for Medicinal Products for Human Use of the European Medicine Agency, or EMA, was accepted in December 2016 under a standard review period.

Our second lead compound, andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with a fXa inhibitor. Andexanet alfa has potential indications for patients anticoagulated with a direct or indirect fXa inhibitor when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery or urgent procedures. We have completed Phase 3 registration studies in healthy volunteers and are conducting a Phase 4 confirmatory trial in patients. In August 2017, we resubmitted our Biologics License Application, or BLA, to the FDA in an effort to resolve the items identified by the FDA in the Complete Response Letter, or CRL, received by us in August 2016, and obtain approval. On August 15, 2017, the FDA notified us that our resubmitted BLA was acceptable for review and assigned it an action due date of February 3, 2018. While the BLA is under review, we are building limited supply of bulk drug substance from our first generation manufacturing process and continuing to advance our generation 2 manufacturing process which will enable us to produce commercial quantities of andexanet alfa. During the third quarter of 2017, we executed a new long-term manufacturing services agreement that will significantly increase our commercial manufacturing capacity for a period of ten years following initial approval of the generation 2 manufacturing process. Our MAA, which we filed with the EMA in the third quarter of 2016, has been accepted and is currently under review.

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

In the future, we may receive revenue from the sale of Bevyxxa in the United States or our other product candidates, if approved. Betrixaban and andexanet alfa are currently under review by the EMA and our BLA with the FDA for andexanet alfa is under review with an action date of February 3, 2018.

The following table summarizes the sources of our collaboration and license revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
BMS and Pfizer	$1,038	$1,798	$3,824	$4,785
Daiichi Sankyo	2,034	3,810	6,227	8,491
Bayer and Janssen	544	3,316	1,880	7,431
Bayer	212	398	812	1,052
Other	—	—	—	52
Total collaboration and license revenue	$3,828	$9,322	$12,743	$21,811

Research and development expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our un-partnered product candidates, as well as discovery and development of clinical candidates pursuant to our collaboration agreements. Additionally, within research and development expenses we include costs to develop our manufacturing processes and to manufacture our product candidates, as well as associated validation costs for approved products where the degree of technical and/or regulatory risk associated with the manufacturing process, in our judgment, is significant enough to preclude capitalization. We recognize all research and development costs as they are incurred. Our research and development expenses may increase or decrease by amounts we may pay or receive under various cost-sharing provisions of our collaboration and license agreements.

We expect our research and development expenses to be similar in the near term and to begin to decrease as and when we receive regulatory approval of our product candidates. The associated manufacturing processes such that future costs may qualify for capitalization as inventory and will be subsequently expensed as costs of goods sold when the inventory is sold. The timing and amount of expenses incurred will depend upon FDA approval of our product candidates and associated manufacturing processes and the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, start-up manufacturing and supply chain costs and any costs associated with the advancement of our preclinical programs.

The following table summarizes our research and development expenses incurred by product candidate:

	Phase of	Three Months Ended September 30,		Nine Months Ended September 30,
	Development	2017	2016	2017	2016
		(in thousands)		(in thousands)
Product candidate		(unaudited)		(unaudited)
Betrixaban	Phase 3	$8,923	$11,395	$37,831	$37,623
Andexanet alfa	Phase 2/3/4	40,696	70,949	84,414	141,842
Cerdulatinib	Phase 1/2a	3,650	3,790	8,835	8,337
Syk selective inhibitor	Pre-clinical	28	55	117	144
Other research and development expenses(1)		1,976	1,020	4,013	2,876
Total research and development expenses		$55,273	$87,209	$135,210	$190,822

(1)	Amounts in all periods include costs for other potential product candidates.

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except as noted below, there have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017.

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

Results of operations

Comparison of the three and nine months ended September 30, 2017 and 2016

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Decrease	% Decrease	2017	2016	Decrease	% Decrease
	(in thousands, except percentages)
Collaboration and license revenue	$3,828	$9,322	$(5,494)	(59%)	$12,743	$21,811	$(9,068)	(42%)

The decrease in collaboration and license revenue during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to the achievement of milestones in the prior period from our phase 3 agreements with Bayer and Janssen and Daiichi Sankyo totaling $5.0 million.

The decrease in collaboration and license revenue during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due to the achievement of milestones in the prior period from our phase 3 agreements with Bayer and Janssen and Daiichi Sankyo totaling $10.0 million which were partially offset by a current period increase of $0.9 million in revenue associated with our Daiichi Sankyo Germany Annexa-4 expansion agreement which was executed in the fourth quarter of 2016.

Research and development expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Decrease	% Decrease	2017	2016	Decrease	% Decrease
	(in thousands, except percentages)
Research and development expenses	$55,273	$87,209	$(31,936)	(37%)	$135,210	$190,822	$(55,612)	(29%)

The decrease in research and development expenses during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily attributable to:

•

decreased program costs of $30.3 million of which $27.3 million was related to the CMC Biologics prepaid balance charged to expense in the third quarter of 2016 as opposed to being credited against future batch manufacturing costs;

•	decreased program costs of $2.5 million related to betrixaban, largely due to a decrease in regulatory filing costs after FDA approval;
•	decreased program costs of $0.1 million related to cerdulatinib due to phase 2a study start-up cost incurred in 2016; and
•	Increased program costs of $0.9 million related to early-stage research programs that are not related to our primary programs of development.

The decrease in research and development expenses during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily attributable to a $57.4 million decrease in andexanet alfa program costs driven by our decision in 2016 to cease activity on CMC’s “Line C” manufacturing line. This decision led to the above mentioned $27.3 million charge in 2016 and significantly reduced ongoing manufacturing activities at CMC thereafter.

Selling, general and administrative expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Increase	% Increase	2017	2016	Increase	% Increase
	(in thousands, except percentages)
Selling, general and administrative expenses	$28,856	$13,556	$15,300	113%	$64,206	$45,374	$18,832	42%

The increase in selling, general and administrative expenses during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily attributable to increased headcount-related costs of $7.9 million, inclusive of an increase in stock-based compensation expense of $1.4 million, as well as increased commercial launch preparation activities and business development related costs of $1.9 million.

The increase in selling, general and administrative expenses during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily attributable to increased headcount-related costs of $12.1 million, inclusive of an increase in stock-based compensation expense of $4.5 million, as well as increased commercial launch preparation activities and business development related costs of $5.6 million. These increases were partially offset by decreased legal costs of $1.1 million.

Interest and other income (expense), net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Increase	% Increase	2017	2016	Decrease	% Decrease
	(in thousands, except percentages)
Interest and other income (expense), net	$663	$407	$256	63%	$952	$1,036	$(84)	(8%)

The increase in interest and other income (expense), net during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to an increase in interest income of $0.3 million earned from a higher investment balance in the current period.

The decrease in interest and other income (expense), net, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to remeasurement of the embedded derivative liabilities of $0.7 million, partially offset by an decrease in foreign exchange losses of $0.3 million and an increase in interest income of $0.4 million earned from higher investment balances in the current period.

Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Increase	% Increase	2017	2016	Increase	% Increase
	(in thousands, except percentages)
Interest expense	$3,148	$—	$3,148	n/a	$8,243	$—	$8,243	n/a

The increase in interest expense during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was due to new debt incurred in the fourth quarter of 2016 and first quarter of 2017.  We had no outstanding debt during the prior period.

Liquidity and capital resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have financed our operations primarily through sales of our equity securities, collaborations, including loans from our collaboration partners, a royalty-based financing arrangement, and sales of commercial and development rights to some of our product candidates. Our expenditures are primarily related to research and development activities, including clinical trial and manufacturing related costs, and commercial preparation costs. At September 30, 2017, we had available cash, cash equivalents and investments of $597.8 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,		Increase /	% Increase /
	2017	2016	(Decrease)	(Decrease)
	(in thousands, except percentages)
Cash used in operating activities	$(159,413)	$(183,074)	$23,661	13%
Cash provided by (used in) investing activities	$(130,217)	$93,816	$(224,033)	(239%)
Cash provided by financing activities	$445,171	$1,431	$443,740	31009%
Net increase/ (decrease) increase in cash	$155,541	$(87,827)	$243,368	277%

Cash used in operating activities

Cash used in operating activities was $159.4 million for the nine months ended September 30, 2017, compared to cash used of $183.1 million for the same period in 2016. Operating cash flows can differ from our condensed consolidated net loss as a result of differences in the timing of cash receipts and non-cash charges.

Cash used in operating activities for the nine months ended September 30, 2017 includes payments made to our contract manufacturing organizations for the manufacture of andexanet alfa and betrixaban totaling $34.6 million and $12.4 million, respectively, $79.0 million of disbursements to third party vendors to support routine research and development and selling and general and administrative operations, and $30.7 million in payroll and related employee costs.

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

Cash provided by (used in) investing activities

Cash used in investing activities was $130.2 million for the nine months ended September 30, 2017, compared to $93.8 million of cash provided for the same period in 2016.

Cash used in investing activities for the nine months ended September 30, 2017 was primarily related to investments of $374.0 million, intangible assets purchase of $5.0 million and fixed assets purchase of $1.5 million, partially offset by proceeds from maturities of investments of $250.3 million.

Cash provided by investing activities for the nine months ended September 30, 2016 was primarily related to proceeds from maturities of investments of $294.6 million, partially offset by purchases of investments of $197.7 million and fixed assets purchases of $1.6 million and an increase in restricted cash of $1.5 million from an upfront payment to our VIE.

Cash provided by financing activities

Cash provided by financing activities was $445.2 million for the nine months ended September 30, 2017, compared to $1.4 million of cash provided for the same period in 2016.

Cash provided by financing activities of $445.2 million for the nine months ended September 30, 2017 was primarily related to proceeds from our public offering, net of underwriting discounts and commissions of $380.6 million, debt issuance of $48.0 million, and proceeds from purchases under our Employee Stock Purchase Plan of $1.9 million and exercises of stock options of $15.7 million. These cash flows were partially offset by payments of public offering costs of $0.4 million and debt issuance costs of $0.6 million.

Cash provided by financing activities of $1.4 million for the nine months ended September 30, 2016 was related to proceeds from purchases under our Employee Stock Purchase Plan of $1.3 million and proceeds from the exercise of stock options under our equity incentive plans of $391,000, partially offset by payments of deferred offering costs of $242,000 relating to the December 2015 public offering.

Off-balance sheet arrangements and contractual obligations

In August 2017, we executed a Manufacturing Services Agreement with Lonza AG, or Lonza, to increase the amount of commercial manufacturing capacity available by adding an additional Lonza manufacturing facility. The manufacturing commitments included in the agreement are contingent upon marketing approval by either the FDA or the EMA of andexanet alfa manufactured at the current Porrino facility under the generation 2 process, and after effectiveness may also be canceled or terminated with three years advance notice to be communicated no earlier than the fifth anniversary of the related marketing approval. Additionally, the agreement provides Lonza two separate rights to purchase shares of our common stock at a purchase price of one dollar per share. The first purchase right will be earned by Lonza upon the approval of the generation 2 process and the commencement of process transfer activities to the new facility. The number of shares subject to the first purchase right will be the lesser of either the number of shares with an aggregate market value of $15 million based on a 20 day trailing market value average from the date the first purchase right is earned by Lonza, or 500,000 shares. The second purchase right will be earned by Lonza upon the approval of the drug substance manufactured at the new facility and the number of shares will be determined based on the achievement of specified performance metrics at the new facility. The maximum number of shares will be capped at the lesser of either the number of shares with an aggregate market value of $15 million based on a 20 day trailing market value average from the date the second purchase right is earned by Lonza, or 500,000 shares.

There were no material changes during the nine months ended September 30, 2017 outside the ordinary course of business in our specified contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2017, we had cash, cash equivalents and investments of $597.8 million consisting of cash and liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development, manufacturing, regulatory and commercialization activities with vendors in Europe.  We made payments in the aggregate amount of €23.2 million and €9.6 million to our European vendors during the nine months ended September 30, 2017 and 2016, respectively. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the nine months ended September 30, 2016, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early stage commercial biopharmaceutical company preparing to launch our first commercial product. Bevyxxa is our only approved product, and we continue to continue incur significant expenses related to the planned commercialization of Bevyxxa, the funding of our ongoing and planned future clinical studies and other research and development activities, and selling, general and administrative activities. Our operating expenses increased during the third quarter of 2017 and we do not anticipate a decrease in the near term. As of September 30, 2017, we had an accumulated deficit of approximately $1.1 billion.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the recent approval by the FDA of Bevyxxa and the absence of historical sales data, Bevyxxa sales will be difficult to predict from period to period and as a result, you should not rely on Bevyxxa sales results in any period as being indicative of future performance and sales of Bevyxxa may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors relating to Bevyxxa, and andexanet alfa and cerdulatinib if approved, including:

•	the level of demand;
•	the extent to which coverage and reimbursement is available from government and health administration authorities, private health insurers, managed care programs and other third-party payers;
•	the timing, cost and level of investment in our marketing efforts to support sales;
•	the timing, cost and level of investment in our research and development activities involving approved products and product candidates;
•	the cost of manufacturing and the amount of legally mandated discounts to government entities, other discounts and rebates, product returns and other gross-to-net deductions;
•	the risk/benefit profile, cost and reimbursement of existing and potential future drugs which compete with approved products; and
•	expenditures that we will or may incur to acquire or develop additional technologies, product candidates and products.

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

*We may need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, reduce or suspend our research and development programs and other operations or commercialization efforts. Raising additional capital may subject us to unfavorable terms, cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates and technologies.

We are preparing to launch commercial operations for our first product and advancing multiple product candidates through the research and clinical development process. The completion of development and commercialization of Bevyxxa or our product candidates will continue to require substantial funds. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

Risks related to the commercialization of Bevyxxa and the development and commercialization of our product candidates

Our success depends heavily on the launch and commercialization of Bevyxxa and the approval and successful commercialization of our product candidate andexanet alfa. Our commercialization and development of andexanet alfa and our other product candidates may not be successful. If we are unable to commercialize one or more of our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources into the development and commercialization of Bevyxxa, the development of andexanet alfa and, to a lesser extent, cerdulatinib and our selective Syk inhibitor program. Our ability to generate product revenue from Bevyxxa or from our product candidates, which will not occur until after regulatory approval, if ever, will depend on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	our ability to reach agreement with the FDA and other regulatory authorities on the appropriate regulatory path for approval of our product candidates;
•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States for our product candidates;
•	obtaining product indications and other labeling information that is acceptable to the medical community, third-party payers and patients;
•	our ability to manufacture product commercially at acceptable costs;
•	acceptance of any approved product by the medical community, third-party payers and patients;
•	establishing and maintaining commercial manufacturing arrangements with third parties;
•	commercializing any product candidate that may be approved, whether alone or in collaboration with others;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of the product following approval;
•	successful enrollment in, and completion of, clinical studies; and
•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

*We will not be able to launch Bevyxxa until we have produced a sufficient quantity of inventory using a validated commercial manufacturing process.

We are still in the process of validating our commercial manufacturing process for Bevyxxa. This validation is taking longer than planned because the material produced by our contract manufacturer to date for commercial inventory does not conform to the current product release specification because it contains measurable quantities of a known crystal polymorphic variant. We are seeking to address this nonconformity through two different means. First, in July 2017, we formally sought FDA approval to modify the release specification to permit Bevyxxa drug substance to contain up to a specified percentage of the polymorphic variant. The FDA is currently reviewing this request under a four-month review process and has assigned it an action due date of November 30, 2017. Second, we have initiated a new manufacturing campaign at our contract manufacturer using a slightly different manufacturing process that in the past has consistently produced material that would conform to the current release specification. We will need to seek and obtain FDA approval for the use of this process for commercial manufacturing. The FDA could assign a four- or six- month review process for this application. If the FDA timely approves our proposed release specification change or we successfully manufacture sufficient conforming inventory using the modified process and the FDA timely approves the process, then we anticipate commercial launch of Bevyxxa between November 2017 and the end of the first quarter of 2018. However, we cannot give assurance that either or both of these efforts will be successful. If the FDA declines to approve our proposed release specification change, or that approval is significantly delayed, and our parallel manufacturing campaign fails to produce sufficient conforming inventory or is not timely approved by the FDA, the commercial launch of Bevyxxa would be further delayed, and this delay could be significant. A significant delay in the commercial launch of Bevyxxa could materially adversely affect our business, financial condition, results of operations and growth prospects.

Bevyxxa and potential future product candidates may fail to achieve the degree of market acceptance by physicians, patients, healthcare payers and others in the medical community necessary for commercial success.

The commercial success of Bevyxxa and any potential future product candidates for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third-party payers as clinically useful, cost-effective and safe. The degree of market acceptance of any drug depends on a number of factors, such as:

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

Failure to attain market acceptance among the medical community and third-party payers may have an adverse impact on our operations and profitability. Although certain of our employees have commercialization experience, as a company we currently have only limited commercial capabilities. We may not be able to attract and retain qualified personnel to serve in our sales and marketing organization to effectively support our commercialization activities. If we are not successful in commercializing Bevyxxa or current or potential future product candidates in the event they receive regulatory approval, our future product revenue will suffer and we may incur significant additional losses.

We currently have limited sales and distribution personnel and are in the initial stages of developing marketing capabilities for Bevyxxa. If we are unable to develop effective sales, marketing and distribution capabilities on our own or through collaborations or other marketing partners, we will not be successful in commercializing Bevyxxa, or andexanet alfa and our other future products.

We are in the early stages of developing our sales and marketing infrastructure and have limited to no history of selling, marketing or distributing therapeutic products. To achieve commercial success for Bevyxxa or any current or potential product candidate, we must continue to develop a sales and marketing organization or outsource these functions to third parties. We plan to establish a hospital-

based sales force in the United States and possibly other major markets and work with partners in other parts of the world to commercialize Bevyxxa globally, and andexanet alfa if it is approved. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

The development and commercialization of new therapeutic products is highly competitive. We face competition with respect to commercializing Bevyxxa and developing our current product candidates, and will face competition with respect to any products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell direct or indirect anticoagulants for use in various disease states, including injectable anticoagulants for the prevention of VTE in acutely ill medical patients. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Some of these competitors are or may be attempting to develop therapeutics for our target indications.

In addition, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain or maintain market share and undermine the value proposition that we might otherwise be able to offer to payers. Bevyxxa is indicated for the prophylaxis of VTE in adult patients hospitalized for an acute medical illness who are at risk for thromboembolic complications due to moderate or severe restricted mobility and other risk factors. The current standard of care for VTE prophylaxis in acute medically ill patients in the United States is a 6- to 14-day administration of enoxaparin, marketed as Lovenox ®  and also available in generic form. Enoxaparin is widely accepted by physicians, patients and third-party payers. As a result, we may face difficulties in marketing Bevyxxa in this patient population.

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

We received a Complete Response Letter to our initial BLA for andexanet alfa from the FDA and we will need to successfully address deficiencies raised by the FDA in our resubmission.

In August 2016, we received a CRL from the FDA regarding our BLA for andexanet alfa. This CRL has delayed the commercial launch of andexanet alfa and required us to re-submit our BLA with additional information requested by the FDA, and it may present additional risk that andexanet alfa will not be approved by the FDA or other regulatory authorities, including the EMA. In the CRL, the items raised by the FDA primarily related to the manufacturing process and analytical testing of andexanet alfa. The FDA also asked us for additional data to support the inclusion of edoxaban and enoxaparin in the label and indicated that it needs to finalize its review of the clinical studies required as post-marketing commitments.

In August 2017 we resubmitted our BLA to the FDA in an effort to resolve the items identified by the FDA in the CRL and obtain approval of our BLA. On August 15, 2017, the FDA notified us that our resubmitted BLA was acceptable for review and assigned it an action due date of February 3, 2018. We can offer no assurances that the resubmission will resolve all items raised in the CRL to the satisfaction of the FDA or that the FDA will not raise previously unidentified issues. As a result, our ability to market, sell, distribute, obtain acceptable reimbursement for, set pricing for, and continue to operate, commercialize or continue the development of andexanet alfa may be further delayed, adversely affected or prevented altogether.

Even if the outstanding items identified in the CRL are resolved to the satisfaction of the FDA by our resubmission, the agency retains the right not to approve the BLA or to require additional information, or to raise additional issues to support regulatory approval of andexanet alfa, which could further delay or prevent its approval or limit the approved indications for andexanet alfa. In addition, either the substance of the items identified by the FDA in the CRL, or the CRL itself, could have an adverse impact on our efforts to obtain marketing authorization for andexanet alfa from the EMA and other regulatory authorities. Also, in response to the CRL, we have suspended our efforts to expand post-approval supply based on an expanded generation 1 manufacturing process on the 6x2,000 liter Line C manufacturing line at CMC Biologics and are focusing our efforts on expanding post approval through our generation 2 manufacturing process at the 10,000 liter scale at Lonza. As a result, even if we obtain commercial marketing approval for andexanet alfa, our ability to market andexanet may be adversely impacted by limited supply.

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

In addition, the occurrence of any of the foregoing, even if promptly remedied, could negatively impact the perception of us or the relevant product among the medical community, patients or third party payers.

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

*We are seeking regulatory approval of andexanet alfa in the United States through an Accelerated Approval process, and since we have limited experience with this process, the development or commercialization of andexanet alfa could be delayed or abandoned.

In November 2013, the FDA granted breakthrough therapy designation for andexanet alfa, which allows for an Accelerated Approval process. The Accelerated Approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a surrogate biomarker endpoint that is considered reasonably likely to predict clinical benefit rather than a clinical endpoint such as survival or irreversible morbidity. Our use of an accelerated approval process requires that our ANNEXA-4 clinical study with clinical endpoints that will correlate to a surrogate endpoint(s) must continue into commercialization, if accelerated approval is granted. Because of the receipt of the CRL, we expect to require more time and incur greater costs than originally anticipated and may not succeed in timely manufacture of drug supply or in obtaining regulatory approval of andexanet alfa. In addition, the FDA may subsequently determine that the studies conducted by us, including any additional studies conducted as a result of the CRL or other FDA responses, were insufficient to support approval for all or some of the marketed direct or indirect fXa inhibitors or proposed indications, or require us to conduct extensive post-approval studies or make modifications to our ongoing ANNEXA-4 study.

*There are risks associated with scaling up manufacturing to commercial scale. We will not be able to scale up Bevyxxa manufacturing until our commercial manufacturing process is successfully validated and a second production facility is qualified. Our commercial manufacturing strategy for andexanet alfa is complex and challenging and is subject to increased uncertainty due to the CRL. If our manufacturers are unable to manufacture our products on a commercial scale using validated manufacturing processes or scale to increased production levels, this will likely delay regulatory approval and/or commercialization and materially adversely affect our results of operations and growth prospects.

We are still in the process of validating our commercial process for Bevyxxa manufacturing and qualifying an additional manufacturing facility at our primary supplier. As a part of our commercial scale-up plan, we plan to validate our commercial process at our initial Hovione manufacturing facility and to move commercial production to a different Hovione production facility that has greater manufacturing capacity. Before we can use material manufactured at these facilities, we are required to successfully validate the manufacturing process at the original facility and to demonstrate a successful process transfer and obtain post-marketing regulatory approval for the second facility. We can give no assurance that these efforts will be successful in a timely manner.

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

We have experienced uncertainties and risks associated with scaling up the manufacturing for andexanet alfa. The manufacture of biologics involves complex processes, typically including developing cell lines or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. The cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process is more complex and can be difficult to reproduce. Even though we have completed our process validation campaign for generation 2 commercial scale manufacturing, there is no guarantee we will be successful in obtaining regulatory approval for this process. Due to the high cost to manufacture andexanet alfa and the inherent uncertainty related to manufacturing costs, there is a relatively greater risk that andexanet alfa may not be commercially viable.

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

We also rely on other third parties to store and distribute supplies for our clinical studies. Any performance failure on the part of our existing or future distributors could delay clinical development or regulatory approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue

We rely on third-party contract manufacturing organizations to manufacture and supply Bevyxxa and our product candidates for us. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers. We may also face significant delays in the development and commercialization of our product candidates.

We do not own facilities for commercial or clinical-scale manufacturing, and we rely on third-party suppliers to manufacture Bevyxxa and our product candidates. For example, we have entered into a manufacturing agreement with Hovione Limited for the manufacture of Bevyxxa and expect to rely on this manufacturing organization to supply Bevyxxa for U.S. commercial launch and, if approved by the EMA, the EU launch. If Hovione fails for any reason to deliver adequate quantities of Bevyxxa, the commercial launch of Bevyxxa will be delayed or disrupted. We have contracted with CMC Biologics to manufacture andexanet alfa bulk drug substance to support our potential U.S. commercial launch, and we have engaged Lonza to develop a new, higher-capacity and lower cost process for andexanet alfa bulk drug substance in order to support our broader, worldwide commercialization strategy. We also rely on other third-party providers for raw materials, drug substance and drug product manufacturing, packaging, labeling and supply chain distribution. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug supply necessary for our clinical and commercial needs, or if any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the affected product or product candidate until a qualified alternative supplier is identified, which could also significantly delay or disrupt the development of, and impair our ability to commercialize, our product candidates.

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

We are highly dependent on William Lis, our Chief Executive Officer, and the other principal members of our executive and scientific teams. Under the terms of their employment, our executives may terminate their employment with us at any time. The loss of the services of any of these people could impede the achievement of our research, development and commercialization objectives. We maintain “key person” insurance for Mr. Lis, but not for any other executives or employees. Any insurance proceeds we may receive under our “key person” insurance on Mr. Lis would not adequately compensate us for the loss of his services.

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

The effects of these changes are currently unclear as the United States Patent and Trademark Office, or USPTO, has only recently implemented various regulations, the courts have only just begun to issue decisions addressing these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. We may become involved in opposition or other proceedings challenging our patent rights or the patent rights of others, and the outcome of any proceedings are highly uncertain. For example, in November 2013, Zentiva k.s. and Günter SÖLCH separately filed papers with the European Patent Office opposing European Patent 2101760, assigned to Millennium Pharmaceuticals, Inc., to which we have an exclusive license. The European Patent Office decided in favor of revoking the European patent. Portola has appealed this revocation and we are waiting for final adjudication. This patent is related to a formulation of Bevyxxa. Should the appeal or other proceedings be unsuccessful, this could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

Adverse pricing limitations may hinder our ability to recoup our investment in Bevyxxa or one or more of our product candidates, even if our product candidates obtain regulatory approval. Adverse pricing limitations prior to approval will also adversely affect us by reducing our commercial potential. Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For example, we may be required to provide discounts and pay rebates to certain entities and government payers in order to participate in certain federal and state government health care programs, such as Medicaid and Medicare Part B. If we elect not to provide the discounts and rebates required for participation, our products, if approved, would not be eligible for coverage and reimbursement by those federal and state government health care programs. Increasingly, third-party payers are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

There may be significant delays in obtaining reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payers often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government funded and private payers for Bevyxxa or new products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Failure to obtain regulatory approvals in foreign jurisdictions would prevent us from marketing our products internationally.

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

There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	our ability to set a price we believe is fair for our products;
•	our ability to generate revenue and achieve or maintain profitability; and
•	the availability of capital.

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Pharmaceutical companies are heavily regulated by federal, state and local regulations in the countries in which business activities occur. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to laws and regulations governing healthcare fraud and abuse, advertising and other promotional activities, data privacy and patient rights by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

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
•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

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

Risks related to ownership of our common stock

*Our stock price may be volatile, which could cause investors in our common stock to incur substantial losses and subject us to securities litigation.

Our stock price has fluctuated in the past and may be volatile in the future. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our stock, and we may be subjected to securities litigation. The market price for our common stock may be influenced by many factors, including the following:

•	our ability to meet the expectations of investors related to the commercialization of Bevyxxa;
•

regulatory actions or decisions affecting Bevyxxa, including the timing and outcome of any potential future FDA or EMA decision relating to Bevyxxa, or other product candidates, including those of our competitors;

•	inaccurate sales or cash forecasting of Bevyxxa;
•	the timing and amount of revenues generated from sale of Bevyxxa;
•	changes in laws or regulations applicable to Bevyxxa;
•	announcements by us or our competitors of significant regulatory or commercial developments, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	results of clinical trials or regulatory actions with respect to our product candidates;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;

•	general economic, industry and market conditions; and
•	the other risks described in this “Risk factors” section.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. In addition, following our update call on September 5, 2017, at least three plaintiffs’ securities litigation firms publicly announced that they are investigating potential securities fraud claims that they may wish to make against us. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

Our executive officers are parties to agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $3.9 million for severance and other benefits and acceleration of vesting of equity awards with a value of approximately $36.6 million as of September 30, 2017, based on the closing price of our common stock on such date in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of equity awards could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.3	Third Amended and Restated Investor Rights Agreement, dated as of November 11, 2011, by and among Portola Pharmaceuticals, Inc., and certain of its stockholders.	S-1	333-187901	10.6	4/12/2013

4.4	Warrant to Purchase Shares of Series A Preferred Stock by and between the registrant and General Electric Capital Corporation, dated January 21, 2005.	10-Q	001-35935	4.4	11/06/2013

4.6	Warrant to Purchase Shares of Series B Preferred Stock by and between Portola Pharmaceuticals, Inc., and Comerica Incorporated, dated September 29, 2006.	10-Q	001-35935	4.6	11/06/2013

4.7	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006.	10-Q	001-35935	4.7	11/06/2013

4.8	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and HCP Life Science Assets TRS, LLC, dated December 15, 2006.	10-Q	001-35935	4.8	11/06/2013

4.9	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and Bristow Investments, L.P., dated December 15, 2006.	10-Q	001-35935	4.9	11/06/2013
10.19*+	Portola Pharmaceuticals, Inc. 2013 Employee Stock Purchase Plan
10.39*+	Portola Pharmaceuticals, Inc. Inducement Plan
10.40*+	Form of Stock Option Grant Notice - Inducement Plan

10.41*+	Form of Stock Option Grant Notice for Officers - Inducement Plan

10.42*+	Form of Option Agreement - Inducement Plan

10.43*+	Form of Restricted Stock Unit Award Grant Notice - Inducement Plan

10.44*+	Form of Restricted Stock Unit Award Grant Notice for Officers - Inducement Plan

10.45*+	Form of Award Agreement – Inducement Plan

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

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

PORTOLA PHARMACEUTICALS, INC.

Date: November 8, 2017	By:	/s/ William Lis
William Lis
Chief Executive Officer

Date: November 8, 2017	By:	/s/ Mardi C. Dier
Mardi C. Dier
Chief Financial Officer