Form 10-K
period 2017-12-31
PORTOLA PHARMACEUTICALS INC
filed 2018-03-01
CIK 1269021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately 1,956.8 million computed by reference to the last sales price of $56.17 as reported by the NASDAQ Global Select Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 21, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 65,392,310.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive proxy statement for the registrant’s 2018 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2017.

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
•

our expectation that our existing capital resources will be sufficient to enable us to complete our ongoing Phase 4 Biologics License Application, or BLA, enabling studies and related manufacturing of andexanet alfa and our Phase 2a proof-of-concept studies of cerdulatinib in hematologic cancers;

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

PART I

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic disorders and inflammation for patients who currently have limited or no approved treatment options. We are advancing three programs, including our first medicine Bevyxxa® (betrixaban), an oral, once-daily Factor Xa, or fXa, inhibitor (anticoagulant), andexanet alfa (proposed tradename AndexXa®), a recombinant protein designed to reverse the anticoagulant effect in patients treated with an oral or injectable fXa inhibitor, and cerdulatinib, a spleen tyrosine kinase, or Syk, and Janus kinases, or JAK, inhibitor in development to treat hematologic cancers. We also have a partnered program, which is focused on developing selective Syk inhibitors for inflammatory conditions.  These compounds come from our own internal research efforts and represent important advances that address significant unmet needs.

We are focusing our efforts on the commercialization of Bevyxxa in the United States and preparing for the potential launch of andexanet alfa pending a completion of review by the U.S. Food and Drug Administration, or FDA, anticipated in May 2018. Additionally, we are evaluating our strategy to commercialize in Europe following a positive trend vote for andexanet alfa and a negative trend vote for betrixaban received in February 2018 from the Committee for Medicinal Products for Human Use, or CHMP, regarding each product candidate’s respective Marketing Authorisation Applications, or MAA. We are also continuing to advance cerdulatinib through a phase 2a clinical trial.

Our strategy

Key elements of our strategy are as follows:

•	commercialize Bevyxxa and andexanet alfa, if approved, in the United States using our hospital-focused sales force;
•	strategically scale up our field force and increase engagement with medical, scientific and academic professionals and associations to ensure awareness of unmet need;
•	advance betrixaban and andexanet alfa through the European approval process;
•	advance development of cerdulatinib for the treatment of hematologic cancers; and
•	continue to advance our current development pipeline and expand it with multiple preclinical or clinical stage product candidates that align with our scientific expertise and experience; and
•	continue to seek and evaluate partnerships that provide support for the further development or launch of our product candidates while retaining significant economic and commercial rights.

Marketed Product - Bevyxxa

Bevyxxa, approved by the FDA in June 2017, is the first and only anticoagulant for hospital and extended duration prophylaxis (35 to 42 days) of venous thromboembolism, or VTE, in adult patients hospitalized for an acute medical illness who are at risk for thromboembolic complications due to moderate or severe restricted mobility and other risk factors for VTE.  Bevyxxa represents an important advance in the field of thrombosis, as it significantly reduces the risk of VTE and VTE-related events without an increase in major bleeding. Portola has worldwide rights for the development and commercialization of betrixaban.

We launched Bevyxxa in the United States in January 2018 when drug supply became commercially available and we are continuing physician education activities, as well as hospital and payor negotiations regarding formulary placement. We believe we are able to address the multi-billion dollar market for VTE prophylaxis in acute medically ill patients with a targeted sales and marketing to the hospitals.

We believe the compelling health economic profile of Bevyxxa will enable us to effect a change in the treatment and care paradigm from in-hospital only VTE prophylaxis to a single-drug regimen from admission to the hospital to home. Our pivotal Phase 3 APEX study demonstrated that patients treated with betrixaban experienced a reduction in VTE with no increase in major bleeding and fewer all cause stroke events.  Based on the APEX data and current cost estimates of VTE events, major bleeds and strokes, we believe that betrixaban (35 to 42 days) will be cost effective when compared to enoxaparin and unfractionated heparin. Further, each year more than 150,000 acute medically ill patients worldwide die of VTE and not from their underlying medical condition. Pulmonary embolism is the most common preventable cause of hospital death and a leading cause of increased length of hospital stay. The average annual direct medical cost of treating VTE in a hospital setting in the United States is between $7,500 and $16,500 per patient and is even greater for elderly, higher risk patients.

Product Candidates

Our development pipeline is summarized in the table below.

Development pipeline

Product	Description	Stage	Indication	Worldwide commercial rights

Andexanet alfa	Antidote for Factor Xa inhibitors	Phase 3b-4	Reversal of Factor Xa inhibitor anticoagulation	Portola (excluding Japan)

Cerdulatinib	Oral, dual Syk and JAK inhibitor	Phase 2a	Relapsed/refractory B- and T-cell malignancies	Portola (excluding topical indications)
PRT2761	Tropical, selective Syk inhibitor	Phase 2	Allergic conjunctivitis	Portola / Ora
PCSK9 inhibitor	Oral, PCSK9 inhibitor	Pre-clinical	hypercholesterolemia	Portola (excluding CNS indications)

Andexanet alfa

Andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a universal reversal agent in development for patients anticoagulated with an oral or injectable fXa inhibitor who experience a serious uncontrolled or life-threatening bleeding event, or who require urgent or emergency surgery. Currently, there is no antidote or reversal agent approved for use in reversing the anticoagulating effects of fXa inhibitors.  Leading clinicians and the FDA have recognized that the lack of an effective reversal agent represents a significant unmet clinical need.

The use of fXA inhibitors is continuing to grow at a significant steady pace. Based on our research and relevant market data, we estimate that by 2020, fXa inhibitors will have a majority share of the market in each major anti-coagulation indication. As sales of fXa inhibitors increase, the need for an effective antidote or reversal agent will increase correspondingly. We estimate that by 2020, over 440,000 patients annually in the G7 countries will require an fXa reversal agent due to a major bleeding episode (approximately 300,000), emergency surgery (approximately 100,000) and traumatic injury (approximately 100,000).

Major bleeding is the most clinically relevant side effect of anticoagulant treatment across all anticoagulants and clinical settings. Clinical trial results suggest that the frequency of major bleeding associated with the administration of fXa inhibitors ranges from 1% to 4% per year, depending on the underlying medical condition and the specific fXa inhibitor. The clinical costs of a major bleeding event in fXa inhibitor treated patients are estimated to be $28,000 per patient on average and greater than $100,000 per patient for the top 20% or most severe bleeds. Based on the frequency of bleeding rates suggested by clinical trials and our projection of 23 million to 36 million patients treated annually with fXa inhibitors in the G7 countries, we believe that the annual costs to the healthcare system to treat major bleeding episodes in patients treated with an fXa inhibitor may exceed $10 billion by 2020. We believe that an effective fXa antidote represents a potentially cost-effective way to manage these healthcare system costs.

The current standard treatment for patients who experience major bleeding while taking a non-oral fXa inhibitor is to administer products that directly or indirectly support clotting, such as Vitamin K, fresh frozen plasma, or FFP, prothrombin complex concentrates, or PCCs, protamine, and recombinant Factor VIIa, or rFVIIa; and is dependent upon the particular fXa. The treatment is dependent upon which fXa-inhibitor the patient is taking. For example, common treatments for warfarin reversal are Vitamin K, FFP and, more recently, PCCs, while low molecular weight heparin patients needing reversal are often managed with FFP or protamine. These treatments can have potentially serious side effects, including increased risk of prothrombotic effects such as ischemic stroke and myocardial infarction in some cases.

It is important to note that there are no approved antidotes or reversal agents for the new oral fXa inhibitors. Moreover, the reversal agents used for established anticoagulants have not been extensively studied in clinical trials of oral fXa inhibitor-treated patients, and preliminary data suggest they may not be effective in slowing or stopping major bleeding in these patients. The existing reversal agents work mostly in the early steps of the coagulation cascade prior to the involvement of fXa and simply supplement the factor deficiency caused by established anticoagulants. For the reversal agents to affect bleeding in patients taking oral fXa inhibitors, sufficiently large quantities would need to be given to overwhelm the inhibitor, an approach that we believe could lead to dangerous prothrombotic effects.

We resubmitted our BLA, to the FDA in August 2017, and in December 2017, the FDA instituted an extension to allow more time for a thorough review of the information provided and to work with us on labeling and post-marketing commitments.  The new action date is May 4, 2018. In February 2018, we received a positive trend vote for andexanet alfa from the Committee for Medicinal Products for Human Use, or CHMP, regarding our Marketing Authorisation Application, or MAA, for Europe. The CHMP also communicated requests for additional data which could delay the CHMP opinion until the fourth quarter of 2018.

While the BLA is under review, we are building a limited supply of andexanet alfa product from our first generation manufacturing process. Simultaneously, we are building generation 2 supply product, which will be subject to a supplemental approval process for approval by the FDA, and will enable a broader commercial launch. During the third quarter of 2017, we executed a new long-term manufacturing services agreement that will significantly increase our commercial manufacturing capacity for a period of ten years following initial approval of the generation 2 manufacturing process.

We are continuing to enroll patients in ANNEXA-4, our Phase 3 / 4 confirmatory patient study which underwent two Data Safety and Monitoring Board reviews during 2017, and six total to date. This multi-center open-label, single-arm study is being conducted in patients receiving apixaban, rivaroxaban, edoxaban or enoxaparin (a low molecular weight heparin) who present with certain acute major bleeds. All participants receive andexanet alfa given as a bolus dose over 30 minutes followed by a two-hour infusion. Patients receive a low or high dose depending on which fXa inhibitor they have received and the time they received it. Patients are evaluated for 30 days following andexanet alfa administration. The co-primary efficacy endpoints are the percent change in anti-Factor Xa activity at two hours and assessment of hemostasis over 12 hours following the infusion. Hemostatic efficacy is assessed by an independent endpoint adjudication committee as either excellent, good or poor/none. To date, ANNEXA-4 has enrolled more than 250 patients of the approximately 350 patients targeted for inclusion.

Cerdulatinib

Our third product candidate, cerdulatinib, is an orally available dual kinase inhibitor that inhibits Syk and JAK enzymes that regulate important signaling pathways.  Cerdulatinib is being developed for hematologic, or blood, cancers and inflammatory disorders. We are currently conducting a Phase 2a proof-of-concept study for cerdulatinib in patients with B- and T-cell Non-Hodgkin’s Lymphoma, or NHL, including patients with Follicular Lymphoma, or FL, Peripheral T-cell Lymphoma, or PTCL, and Chronic Lymphocytic Leukemia, or CLL, who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations. Cerdulatinib has the potential for broad activity in hematologic cancers because it blocks the B-cell receptor pathway via Syk and key cytokine receptors via JAK. In addition, pre-clinical evidence suggests that Syk is also expressed in PTCL and activating mutations in JAK pathway are frequently observed in PTCL.

Our strategy for cerdulatinib is to focus on patients that have shown limited response to other therapies or have relapsed or do not respond due to mutations. The heterogeneity and severity of B- and T-cell malignancies may warrant simultaneous targeting of multiple disease-relevant pathways. With its dual inhibition pathway, cerdulatinib may have several benefits relative to selective kinase inhibition, such as gaining control over a broader array of disease etiologies, reducing the probability of selection of alternate disease growth mechanisms, and the potential that an overall lower level suppression of multiple targets may be sufficient to modulate disease activity.

Other early stage product candidates

In addition to our lead product candidates, we have other early research and development programs including an exclusive in-license agreement with SRX Cardio LLC to explore a novel approach to develop a drug in the field of hypercholesterolemia.

Additionally, PRT2761 is currently in a phase 2 study for the treatment of allergic conjunctivitis. Allergic conjunctivitis is a disease of allergen-mediated BCR and stimulation and IgE crosslinking of FcεR1 leading to basophil and mast cell degranulation. SYK is critical for BCR and FcεR1 signaling and functional responses, and therefore represents a potentially important target for therapeutic intervention. A single-center, randomized, blinded, dose-ranging phase 2 study evaluating the efficacy and safety of PRT2761 for the treatment of allergic conjunctivitis is ongoing.

Sales and marketing

We intend to commercialize both Bevyxxa and andexanet alfa, pending regulatory approvals, using a hospital-based sales force in the United States, and in major markets in Europe. To achieve global commercialization, we anticipate using a variety of distribution agreements and commercial partnerships in those territories where we do not establish a sales force. We expect to target our U.S. sales and marketing efforts at the approximately 2,000 hospitals and out-patient acute care settings that would account for the large majority of the prescribing base for our product and product candidate. We believe Bevyxxa and andexanet alfa, if approved, can be successfully commercialized in the United States with a hospital-based field force that includes approximately 150 sales representatives. Additionally, we intend to develop and publish health economic models demonstrating the value of Bevyxxa and andexanet alfa to hospital administrators and third party payors.

Research and development

We invest significant effort defining and refining our research and development process and internally teaching our approach to drug development. We favor programs with early decision points, well-validated targets, predictive preclinical models and clear paths to regulatory approval, all in the context of a target product profile that can address significant unmet or underserved clinical needs. Members of our discovery, research and development team have played central roles in discovering and developing a number of promising candidates over more than 20 years. They have used unique biological insights to develop in vitro and in vivo models that speed development. We also selectively leverage outside collaborators to expand into potential additional indications. As our product candidates progress through clinical development, we have focused and will increase that focus our scientific efforts on supporting that development.

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

License and collaboration agreements

Betrixaban

Millennium agreements

In 2003, we entered into an asset purchase agreement to acquire patent rights and intellectual property to an ADP Receptor Antagonist Program, or the ADP Program, and a Platelet Research Program from Millennium. We are obligated to pay royalties to Millennium at tiered single-digit percentages of net sales of certain ADP Program products if product sales are ever achieved. These royalty payments will continue until the expiration of the relevant patents or ten years after launch, whichever is later.

In 2004, we entered into an agreement to license from Millennium certain exclusive rights to research, develop and commercialize certain compounds that inhibit fXa from Millennium, including betrixaban. We refer to this arrangement as the fXa Program. The license agreement requires us to make certain license fee, milestone, royalty and sublicense sharing payments to Millennium as we develop, commercialize or sublicense betrixaban and other products from the fXa Program. The Millennium license agreement further provides for additional payments to Millennium of up to $35.0 million based on the achievement of regulatory filing and approval milestones related to the fXa Program. In addition, we are obligated to pay Millennium royalties at tiered single-digit percentages of net sales of any fXa Program products if product sales are ever achieved. This license agreement will continue in force, on a product-by-product and country-by-country basis, until the expiration of the relevant patents or ten years after the launch, whichever is later, or termination by either party pursuant to the agreement. This license agreement may be terminated by either party for the other party’s uncured material breach. In addition, we may terminate this agreement for convenience with 30 days’ advance written notice.

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

In 2016, we entered into collaboration agreements with BMS and Pfizer to obtain Japanese regulatory approval and to commercialize andexanet alfa in Japan. Under the terms of the agreement we received an upfront payment of $15.0 million and are eligible to receive potential regulatory and sales-based milestone payments totaling $90.0 million, as well as double-digit royalties based on andexanet alfa net sales in Japan. BMS and Pfizer obtained the rights to develop and commercialize andexanet alfa in Japan and will be responsible for all development, regulatory and commercialization activities.

Bayer and Janssen agreements

In 2013, we entered into a clinical collaboration agreement with Bayer and Janssen to include subjects dosed with rivaroxaban, their jointly owned fXa inhibitor product, in one of our Phase 2 proof-of-concept studies of andexanet alfa. In February 2014, we entered into a second collaboration agreement with Bayer and Janssen to further study the safety and efficacy of andexanet alfa as a reversal agent to rivaroxaban through our ongoing Phase 3 studies. Under this Phase 3 collaboration agreement, we received an upfront payment of $10.0 million and the right to receive additional development and regulatory milestone payments of up to $15.0 million. This Phase 3 collaboration agreement will continue in force until the approval of andexanet alfa as a reversal agent for rivaroxaban by the FDA and EMA.

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

Daiichi Sankyo agreement

In 2013, we entered into an agreement with Daiichi Sankyo to include subjects dosed with edoxaban, its fXa inhibitor product, in one of our Phase 2 proof-of-concept studies of andexanet alfa. In July 2014, we entered into a second collaboration agreement with Daiichi Sankyo to perform the necessary development and regulatory activities to support a potential U.S. and EU regulatory approval of andexanet alfa as a reversal agent for edoxaban.  Under this Phase 3 collaboration agreement we received an upfront payment of $15.0 million and are eligible to receive additional development and regulatory milestone payments of up to $25.0 million. In 2016, we amended the 2014 agreement to expedite development activities in exchange for $15.0 million and a net increase in total eligible milestones of $8.0 million. This amended collaboration agreement will continue in force until the approval of andexanet alfa as a reversal agent for edoxaban by the FDA and EMA.

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

Syk Selective Inhibitors

Astellas agreement

In 2005, we entered into an agreement to license certain exclusive rights to research, develop and commercialize Syk inhibitors from Astellas Pharma, Inc., or Astellas, which agreement was subsequently amended and restated in 2010. The agreement with Astellas, as amended, requires us to make certain milestone, royalty and sublicense revenue sharing payments to Astellas as we develop, commercialize or sublicense Syk inhibitors. Pursuant to our agreement with Astellas, we made cash milestone payments to Astellas of $0.5 million in 2005, $0.5 million in 2006, and $1.0 million in 2008, as we elected to continue our development of Syk inhibitors. In addition, for each Syk inhibitor product, we may be required to make up to $71.5 million in additional milestone payments to Astellas if the product is approved for multiple distinct indications in the United States, Europe and Japan and the product attains certain sales levels. If we grant a sublicense to develop and commercialize Syk inhibitors, we are required to pay Astellas 20% of any payments (excluding royalties) received under the sublicense agreement. In 2011, in connection with our receipt of the upfront payment under our agreement with Biogen Idec, we made a cash payment to Astellas of $7.2 million. In addition, we are required to pay Astellas royalties at low single-digit percentages for worldwide sales for any Syk inhibitor product made by us or our sublicensees. This agreement will continue in force, on a product-by-product and country-by-country basis, until the expiration of relevant patents or ten years after the launch, whichever is later, or termination by either party pursuant to the agreement. The agreement may be terminated by us for convenience upon 60 days’ written notice to Astellas or immediately upon written notice if all major claims of all of the patents covered by the agreement are invalidated by competent judicial or administrative authorities in the U.S. and no measure has been taken to appeal the invalidation. Either party may terminate the agreement upon written notice if the other party is in material breach of its obligations under the agreement for reasons within its control and responsibility and has not remedied the breach within 30 days of receiving written notice or in the event of bankruptcy, liquidation or receivership of the other party.

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

Under the terms of this risk and cost sharing agreement, each party will incur its own share of development costs. Third-party related development costs will be shared by Ora and us at approximately 60% and 40%, respectively, until an End of Phase 2 meeting with the FDA, and then equally thereafter. We are entitled to receive either 50% of the profits, if any, generated by future sales of the products developed under the agreement or royalty payments on such sales, should we opt out of the agreement.

We may opt out of the agreement any time prior to 90 days after an End of Phase 2 meeting with the FDA. The timing of the exercise of our opt-out rights would impact future royalties we would be entitled to receive from Ora. Each party may also buy out the rights and interests in the licensed compound by paying the greater of $6.0 million or two times the actual aggregate development cost incurred by both parties on or before the date that is 90 days after an End of Phase 2 meeting with the FDA.

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

Betrixaban

In the market for VTE prophylaxis in acute medically ill patients, betrixaban will compete with enoxaparin, which is marketed as Lovenox by Sanofi-Aventis U.S. LLC and as a generic pharmaceutical by several manufacturers, and to a lesser extent with other low molecular weight heparins. In addition, betrixaban may face competition in the market for acute medically ill patients from other fXa inhibitors including apixaban, which is marketed by BMS and Pfizer, edoxaban, which is marketed by Daiichi Sankyo, rivaroxaban, which is marketed by Bayer and Janssen, and the direct thrombin inhibitor dabigatran, which is marketed by Boehringer Ingelheim GbmH, although none of these molecules is currently approved for use in that population. We believe, that in light of the significant opportunity in this acute medically ill population, other agents will likely be tested in a Phase 3 study. For example, in 2014, Janssen initiated a Phase 3 study designed to evaluate the efficacy and safety of rivaroxaban compared with placebo in the prevention of symptomatic VTE events and VTE-related death post-hospital discharge in high-risk, medically ill patients. Janssen also announced in 2014 that it had initiated a Phase 3 study designed to evaluate the efficacy and safety of rivaroxaban to reduce the risk of deep vein thrombosis, or DVT, and pulmonary embolism due to a concurrent medical illness for up to 45 days after hospital discharge. In the future, owners of approved direct fXa or thrombin inhibitors may decide to develop them for VTE prophylaxis in the acute medically ill patient population although nothing is in development for that indication to our knowledge. In addition, they or other competitors may decide to develop new therapies for VTE prophylaxis in acute medically ill patients.

Andexanet alfa

Currently there are no therapies approved as antidotes for fXa inhibitors. However, andexanet alfa, if approved, may compete with currently approved treatments designed to enhance coagulation including FFP, PCCs, rFVIIa, Vitamin K, protamine or whole blood. In addition, several companies have conducted clinical research on compounds that are intended to reverse the effects of one or more direct fXa inhibitors and which, if developed, may be competitive with andexanet alfa.

Cerdulatinib

In the market for the treatment of FL, PTCL, and CLL, cerdulatinib, if approved, will compete with existing therapies, such as rituximab and obinutuzumab which are marketed by Chugai Pharmaceutical Co., F. Hoffmann-LaRoche Ltd. and Genentech, Inc., idelalisib, which is marketed by Gilead, copanlisib, which is marketed by Bayer, romidepsin, which is marketed by Celgene, pralatrexate, which is marketed by Spectrum Pharmaceuticals, Inc., ibrutinib, which is marketed by Janssen and Pharmacyclics, Inc., venetoclax, which is marketed by Abbvie and Genentech, Inc.; and potentially other therapies currently in development by a number of different companies.

Syk Selective Inhibitors

In the market for treatment of allergic conjunctivitis, PRT02761, if approved, will compete with existing products, such as topical antihistamines, corticosteroids, and mast cell stabilizers and potentially with other products currently in development by a number of different companies.

Intellectual property

Our success will significantly depend upon our ability to obtain and maintain patent and other intellectual property and proprietary protection for our drug candidates, including composition-of-matter, dosage and formulation patents, as well as patent and other intellectual property and proprietary protection for our novel biological discoveries and other important technology inventions and know-how. In addition to patents, we rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages. For more information, please see the section of this Report entitled “Risk factors—Risks related to intellectual property.”

As of December 31, 2017, we owned 50 issued U.S. patents, 16 U.S. patent applications and 321 issued patents and 130 patent applications in other jurisdictions. We also co-owned 17 additional patents and patent applications. In addition, as of December 31, 2017, we have licensed 200 issued patents and 32 patent applications from third parties, mostly on an exclusive basis. The patent portfolios for our leading product candidates as of December 31, 2017 are summarized below.

Betrixaban

Our betrixaban patent portfolio includes 24 issued U.S. patents and three U.S. patent applications covering the composition of and methods of making and using betrixaban or its analogs, including those owned by us and those licensed from Millennium. The U.S. issued patents relating to the composition of matter of betrixaban are not due to expire before September 2020 and may be extended up to September 2025, if betrixaban receives regulatory approval and if the necessary eligibility requirements are met, pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. Related international patent applications have issued or been allowed in 37 countries and are pending in a number of other countries. These international patents and patent applications, if issued, would not be due to expire before September 2020.

In the United States, the Hatch-Waxman Act permits a patent term extension of up to five years for one patent related to an approved therapy. The length of the extension is based upon the period of time the therapy has been under regulatory review. We believe that we are eligible for a full five year patent term extension for one patent relating to betrixaban.

In addition, we have planned a pediatric study of betrixaban in the United States as the Best Pharmaceuticals for Children Act provides that the period of patent exclusivity for a drug may be extended for six months if the owner of the drug conducts studies of the drug in children pursuant to a request from the FDA.

Andexanet alfa

Our fXa inhibitor antidote patent portfolio is wholly owned by us and includes 12 issued U.S. patents and nine U.S. patent applications covering the composition of and methods of making and using andexanet alfa or its analogs.  We retain full commercialization rights to andexanet alfa on a worldwide basis except for Japan where commercial rights have been licensed to BMS and Pfizer.

The last to expire of the U.S. patents is not expected to expire before June 2030.A related international patent application has issued in Australia, New Zealand, China, Japan, Mexico, Singapore, Canada, South Africa, Hong Kong, South Korea, and Europe, another related international patent application has issued in China, Japan, New Zealand, Mexico, Singapore, Australia, and South Korea. These international patents and patent applications, if issued, would not be due to expire before September 2028. Several other international patent applications have issued in Europe and other countries, and international patent applications are still pending in Europe and a number of other countries.

Cerdulatinib

Our dual Syk-JAK inhibitor patent portfolio is owned in part by us and licensed in part from Astellas and includes five issued U.S. patents covering the composition of and methods of making and using cerdulatinib or its analogs. The last to expire of the U.S. patents is not expected to expire before July 2029. Related international patent applications have issued or been allowed in 49 countries and are pending in a number of other countries. These international patents and patent applications, if issued, would not be due to expire before April 2029.

Syk Selective Inhibitors

Our Syk-specific inhibitor patent portfolio is owned by us and includes five issued U.S. patents covering the composition of and methods of making and using PRT2607 or its analogs. The last to expire of the U.S. patents is currently expected to expire in July 2029. Related international patent applications have issued or been allowed in 24 countries and, have been granted in Europe and are pending in a couple of other countries. These international patents and patent applications, if issued, would not be due to expire before April 2029.

PCSK9

Our PCSK9 patent portfolio includes three U.S. patent applications covering the composition of and methods of making and using PCSK9 inhibitors, including those owned by us and those licensed from Serometrix. The U.S. patents relating to the composition of matter of PCSK9 inhibitors, if issued, are not due to expire before February 2034.  Related international patent applications are pending in seven countries.  These international patent applications, if issued, would not be due to expire before February 2034.  Several international patent applications are still pending and if issued would not be due to expire before 2035.

Manufacturing

We rely on contract manufacturing organizations produce our drugs and drug candidates in accordance with the FDA’s and EMA’s current Good Manufacturing Practices, or cGMP. The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. Our relationships with contract manufacturing organizations are managed by internal personnel with extensive experience in pharmaceutical development and manufacturing.

Betrixaban

Betrixaban is manufactured using common chemical engineering and synthetic processes from readily available raw materials. We have relied on Hovione, Limited, or Hovione, to produce active pharmaceutical ingredient, or API, for betrixaban for our APEX study, and in April 2016 we entered into an agreement with Hovione to manufacture API for betrixaban at commercial scale. Since the date of our approval we have initiated and received approval from the FDA for multiple prior approval supplements that enabled the commercial release of Bevyxxa manufactured before and after our approval date. The prior approval supplements have also enabled us to access multiple locations within Hovione’s manufacturing network, thus mitigating the single source supply risk.

Andexanet alfa

Andexanet alfa is a recombinant biologic molecule produced in living cells, a process that is inherently complex and requires specialized knowledge and extensive process optimization and product characterization to transform laboratory scale processes into reproducible commercial manufacturing processes.

Our current Phase 4 ANNEXA study is using clinical material with bulk drug substance manufactured by AGC Biologics, formerly CMC ICOS Biologics, Inc., and Lonza. Our BLA contemplates the manufacturing process in place at AGC Biologics. The Lonza, or generation 2, process will be subject to a supplemental approval by the regulatory authority before commercialization. During the third quarter of 2017, we executed a new long-term manufacturing services agreement with Lonza that will significantly increase our commercial manufacturing capacity for a period of ten years following initial approval of the generation 2 manufacturing process.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	nonclinical laboratory and animal testing of the product including some that must be conducted in accordance with Good Laboratory Practices;
•	submission of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug candidate for its intended use;
•	pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with cGMP, and Good Clinical Practices or GCPs; and
•	Approval of an NDA, for a drug or a BLA, for a biologic prior to commercial marketing for specific indications for use.

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

NDA or BLA submission and review by the FDA

The results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA. The submission of an NDA or BLA requires payment of a substantial User Fee to FDA. The FDA may convene an advisory committee to provide independent expert clinical opinion on application review questions. The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure consistent batch to batch purity, identity, potency, and strength of the product candidate. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes, equipment and facilities are in compliance with cGMP requirements. Once the NDA submission has been accepted for filing (60 days post receipt of the application by the FDA, if at all), the FDA typically takes ten months to review the application and respond to the applicant, which can take the form of either a Complete Response Letter or Approval. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA approval of any NDA or BLA submitted by us will be at a time the FDA chooses. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed and require post-marketing requirements such as a Risk Evaluation and Mitigation Procedure or a Phase 4 study. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require Phase 4 post-marketing studies to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-marketing studies.

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

Post-approval requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences. Drug and biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a product from distribution, or withdraw approval of the NDA or BLA.

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

Employees

As of December 31, 2017, we had 252 full-time employees, 28 of whom hold Ph.D. degrees and six of whom hold M.D. degrees. Of the full-time employees, 122 employees are engaged in research and development and 130 are engaged in general administration, business development, sales and marketing. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are an early stage commercial biopharmaceutical company and have recently launched our first commercial product. Bevyxxa is our only approved product, and we continue to incur significant expenses related to the planned commercialization of Bevyxxa, the funding of our ongoing and planned future clinical studies and other research and development activities for our other product candidates, including andexanet alfa, and selling, general and administrative activities. Our operating expenses increased during 2017 and we do not anticipate a decrease in the near term. As of December 31, 2017, we had an accumulated deficit of approximately $1.2 billion.

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
•

rebates, discount, other pricing concessions and fees that we may provide to integrated delivery networks, group purchasing organizations, other purchasers and pharmacy benefits managers and other third-party payors;

•	the timing, cost and level of investment in our marketing efforts to support sales;
•	the timing, cost and level of investment in our research and development activities involving approved products and product candidates;
•	the cost of manufacturing, distribution and the amount of legally mandated discounts to government entities, other discounts and rebates, product returns and other gross-to-net deductions;
•	the risk/benefit profile, cost and reimbursement of existing and potential future drugs which compete with approved products; and
•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

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

We have recently launched commercial operations for our first product and are advancing multiple product candidates through the research and clinical development process. The development and commercialization of Bevyxxa and our product candidates will continue to require substantial funds. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	product sales of Bevyxxa, and if approved for commercial marketing, our other product candidates;
•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution and general corporate and commercial infrastructure;
•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;
•	the possible development of additional product candidates, including through in-licensing and acquisitions;
•	the degree and rate of market acceptance of any products launched by us or partners;
•	our ability to enter into additional collaboration, licensing, commercialization or other financing arrangements and the terms and timing of such arrangements;
•	the rate of progress and cost of our clinical studies; and
•	the emergence of competing technologies or other adverse market developments.

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

RISKS RELATED TO THE COMMERCIALIZATION OF BEVYXXA AND THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

Our success depends heavily on the launch and commercialization of Bevyxxa and the approval and successful commercialization of our product candidate, andexanet alfa. Our commercialization and development of andexanet alfa and our other product candidates may not be successful. If we are unable to commercialize one or more of our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources into the development and commercialization of Bevyxxa, the development of andexanet alfa and, to a lesser extent, cerdulatinib and our selective Syk inhibitor program. Our ability to generate product revenue from Bevyxxa or from other product candidates, which will not occur until after regulatory approval, if ever, will depend on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

The commercial success of Bevyxxa and any potential future product candidates for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third-party payors as clinically useful, cost-effective and safe. The degree of market acceptance of any drug depends on a number of factors, such as:

•	the prevalence and severity of any side effects;
•	efficacy and potential advantages compared to alternative treatments;
•	the price we charge for our product candidates;
•	interpretations of the results of our clinical trials;
•	the willingness of physicians and healthcare organizations to change their current treatment practices;

•	the willingness of hospitals and hospital systems to include our product candidates as treatment options;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the willingness of the target patient population to pay for our products, including co-pays under their health coverage plans;
•	the strength of marketing and distribution support; and
•	the availability of third-party coverage and adequate reimbursement.

Failure to attain market acceptance among the medical community and third-party payors may have an adverse impact on our operations and profitability. Although certain of our employees have commercialization experience, as a company we currently have only limited commercial capabilities. We may not be able to attract and retain qualified personnel to serve in our sales and marketing organization to effectively support our commercialization activities. If we are not successful in commercializing Bevyxxa or current or potential future product candidates in the event they receive regulatory approval, our future product revenue will suffer and we may incur significant additional losses.

We currently have limited sales and distribution personnel and are in the initial stages of developing marketing capabilities for Bevyxxa. If we are unable to develop effective sales, marketing and distribution capabilities on our own or through collaborations or other marketing partners, we will not be successful in commercializing Bevyxxa, or andexanet alfa and our other future products.

We are in the early stages of developing our sales and marketing infrastructure and have limited history of selling, marketing or distributing therapeutic products. To achieve commercial success for Bevyxxa or any current or potential product candidate, we must continue to develop a sales and marketing organization or outsource these functions to third parties. We plan to establish a hospital-based sales force in the United States and possibly other major markets and work with partners in other parts of the world to commercialize Bevyxxa globally, and andexanet alfa if it is approved. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

In addition, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain or maintain market share and undermine the value proposition that we might otherwise be able to offer to payors. Bevyxxa is indicated for the prophylaxis of VTE in adult patients hospitalized for an acute medical illness who are at risk for thromboembolic complications due to moderate or severe restricted mobility and other risk factors. The current standard of care for VTE prophylaxis in acute medically ill patients in the United States is a 6- to 14-day administration of enoxaparin, marketed as Lovenox ® and also available in generic form. Enoxaparin is a low cost therapy that is widely accepted by physicians, patients and third-party payors. As a result, we may face difficulties in marketing Bevyxxa in this patient population. Additionally our competitors may have the financial and other resources to conduct additional clinical studies in an effort to obtain regulatory approval for use of their drugs for VTE prophylaxis in acutely ill medical patients. For example, we believe that Bayer and Janssen are near completion of their Phase 3 MARINER clinical trial to evaluate the safety and efficacy of rivaroxaban for up to 45 days post hospital discharge (after enoxaparin in hospital) to reduce the risk of symptomatic VTE in medical ill patients. If the MARINER trial is successful, Bevyxxa is expected to face increased competition in the marketplace from a drug which would be used as a different treatment strategy (post discharge only) in an overlapping patient population. Such treatment strategy would not require physicians, patients and third-party payors to replace enoxaparin with a higher priced therapy in the hospital.

While there are no therapies approved specifically as antidotes for fXa inhibitors, we are aware of at least one drug candidate that has been studied in early stage clinical trials as a potential antidote to fXa inhibitors. In addition, in December 2014, Bristol-Myers Squibb Company and Pfizer Inc. announced that a clinical trial of 15 healthy human subjects demonstrated that two 4-factor PCCs reversed the steady-state pharmacodynamic effects of Eliquis (apixaban) in several coagulation assessments. Andexanet alfa, if approved, may compete with other currently approved treatments designed to enhance coagulation, such as FFP, PCCs, rFVIIa or whole blood. Although there is no clinical evidence supporting the use of such treatments in patients taking fXa inhibitors, physicians may choose to use them because of familiarity, cost or other reasons. In addition, we are aware that several companies have conducted preclinical research on compounds intended to be antidotes for fXa inhibitors.

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

We received a Complete Response Letter to our initial BLA for andexanet alfa from the FDA indicating that our resubmission will not be approved unless those deficiencies have been successfully addressed.

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

In August 2017 we resubmitted our BLA to the FDA in an effort to resolve the items identified by the FDA in the CRL and obtain approval of our BLA. On August 15, 2017, the FDA notified us that our resubmitted BLA was acceptable for review and assigned it an action due date of February 3, 2018. On December 22, 2017, the FDA notified us that this action date was extended by 90 days to May 4, 2018 to allow more time for a thorough review of the information provided and to work with the company on labeling and post-marketing commitments. We can offer no assurances that the resubmission will resolve all items raised in the CRL to the satisfaction of the FDA or that the FDA will not raise previously unidentified issues or further extend the action date for the BLA. As a result, our ability to market, sell, distribute, obtain acceptable reimbursement for, set pricing for, and continue to operate, commercialize or continue the development of andexanet alfa may be further delayed, adversely affected or prevented altogether.

Even if the outstanding items identified in the CRL are resolved to the satisfaction of the FDA by our resubmission, the agency retains the right not to approve the BLA or to require additional information, or to raise additional issues to support regulatory approval of andexanet alfa, which could further delay or prevent its approval or limit the approved indications for andexanet alfa. In addition, either the substance of the items identified by the FDA in the CRL, or the CRL itself, could have an adverse impact on our efforts to obtain marketing authorization for andexanet alfa from the EMA and other regulatory authorities. Also, in response to the CRL, we have suspended our efforts to expand post-approval supply based on an expanded generation 1 manufacturing process on the 6x2,000 liter Line C manufacturing line at CMC Biologics and are focusing our efforts on expanding post approval through our generation 2 manufacturing process at the 10,000 liter scale at Lonza. As a result, even if we obtain commercial marketing approval for andexanet alfa, our ability to market andexanet may be adversely impacted by limited supply of drug until we can commercially launch our generation 2 manufacturing process.

We are seeking regulatory approval of andexanet alfa in the United States through an Accelerated Approval process. If we are not successful with this process, the development or commercialization of andexanet alfa could be delayed, abandoned or significantly more costly.

The Accelerated Approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a surrogate biomarker endpoint that is considered reasonably likely to predict clinical benefit rather than a clinical endpoint such as survival or irreversible morbidity. Our use of an Accelerated Approval pathway requires that our ANNEXA-4 clinical study with clinical endpoints that will correlate to a surrogate endpoint(s) must be ongoing at the time our BLA is submitted, and some early patient data will be required by the FDA to support the BLA. In addition, we have commenced a usual care cohort arm of the ANNEXA-4 study to evaluate the efficacy of andexanet compared to usual care. However, both the usual care cohort and the other ANNEXA-4 studies have inherent limitations as compared with a randomized controlled trial. We expect that the FDA may require a randomized controlled trial of andexanet either as a post-marketing commitment, or even as a condition to approval. The design, practical implementation and ethical considerations of a randomized controlled trial for andexanet present many complications, and we cannot be sure that we could successfully design and conduct such a trial in a manner satisfactory to the FDA.  Further, the FDA may determine that the studies conducted by us, including any additional studies conducted as a result of the CRL or other FDA responses, were insufficient to support approval for all or some of the marketed direct or indirect fXa inhibitors or proposed indications, require us to conduct extensive post-approval studies, or require us to make modifications to our ongoing ANNEXA-4 study.

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

The outcome of preclinical testing and early clinical studies may not be predictive of the success of later clinical studies, and interim results of a clinical study do not necessarily predict final results. For example, the favorable results from our Phase 2 proof-of concept studies of andexanet alfa, evaluating the effect of andexanet alfa in healthy volunteers taking apixaban, rivaroxaban, edoxaban or enoxaparin may not be predictive of success in our Phase 4 study or other later studies, if any. In addition, although part 1 of each of our Phase 3 ANNEXA-A (apixaban) and ANNEXA-R (rivaroxaban) studies demonstrated that, for the primary efficacy endpoint, an intravenous bolus of andexanet alfa immediately and significantly reversed the anticoagulation activity of apixaban and rivaroxaban, and part 2 of each of our ANNEXA-A and ANNEXA-R studies demonstrated that, for all the primary and secondary endpoints, an intravenous bolus of andexanet alfa followed by a continuous two-hour infusion sustained the reversal of anticoagulation activity of apixaban and rivaroxaban, these positive results may not be predictive of success in our ANNEXA-4 confirmatory study in certain patients receiving apixaban, rivaroxaban, edoxaban or enoxaparin who present with acute major bleeding. Reversal of fXa inhibitor anticoagulation by andexanet does not ensure hemostasis, for example, if damage to the blood vessel integrity is severe, bleeding may not stop following the administration of andexanet. Further, the ANNEXA-4 clinical trial summary data published in August 2016 may not be predictive of the results of the complete ANNEXA-4 trial. We also do not know how the results from our ANNEXA trials will translate into clinical use in patients or the effect of repeat doses. Even if we receive accelerated approval for andexanet alfa based on biomarker findings and patient data from the ANNEXA-4 trial, we cannot be certain that the FDA will accept the final results of the ANNEXA-4 trials, including the comparative results in the Usual Care Cohort study, as sufficient evidence for full approval. Finally, the favorable interim results from our Phase 2a proof-of-concept study for cerdulatinib in patients with NHL, or CLL, who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations, may not be confirmed in future clinical studies or predictive of final results.

Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally. Following the negative trend vote by the CHMP for betrixaban, it is unlikely that we will obtain marketing approval to commercialize betrixaban in the EU at this time. While the CHMP has communicated a positive trend vote for andexanet alfa, the CHMP has requested additional data with respect to andexanet and extended the timetable for the review.  This will delay the CHMP opinion and could even reduce the likelihood of a favorable opinion.

In order to market Bevyxxa or our future products in the European Economic Area, or EEA, and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. Before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

In February 2018, the CHMP communicated a negative trend vote for the MAA for betrixaban for the prevention of VTE in adult patients hospitalized for an acute medical illness with risk factors for VTE. A negative trend vote means it is unlikely that the CHMP will adopt a positive opinion on the Company’s MAA at the formal CHMP decision vote, and that additional steps would be needed to gain marketing approval for betrixaban in the EU.

The CHMP noted that uncertainties remained regarding a positive benefit risk analysis for betrixaban, which was not supported by a second confirmatory study, biological plausibility for betrixaban in another approved indication or external support within the class from other Factor Xa inhibitors with respect to the acute medically ill population. Failure to obtain marketing approval of betrixaban in the EU will reduce the commercial potential of betrixaban and could also have a negative impact on our efforts to commercialize and obtain market acceptance for betrixaban in the US market.

In February 2018, the CHMP also communicated a positive trend vote on the MAA for andexanet alfa. While a positive trend vote is considered a positive (although not determinative) indicator for the potential outcome for the formal CHMP opinion, the CHMP also requested additional data with respect to andexanet which will delay the date of the formal opinion until the fourth quarter of 2018. In addition, at this time we cannot be certain that we will be able to provide the additional data to the CHMP in a form satisfactory to the CHMP, or that the additional data will support a positive opinion. Failure to obtain marketing approval of andexanet in the EU would reduce the commercial potential of andexanet.

If serious adverse side effects are identified with respect to any of our product candidates or our approved product, we may need to abandon our development of that product candidate or discontinue sale of that product.

It is impossible to guarantee when or if any of our product candidates will prove safe enough to receive regulatory approval. In addition, there can be no assurance that our clinical studies will identify all relevant safety issues. Known or previously unidentified adverse side effects can adversely affect regulatory approvals or marketing of approved products. In such an event, we might need to abandon marketing efforts or development of that product or product candidate or enter into a partnership to continue development.

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

While no serious adverse side effects have been observed in our completed healthy patient studies with andexanet alfa, there is a risk that adverse side effects could be observed through our ANNEXA-4 patient study results, additional clinical experience or repeat doses that are determined to have been caused by andexanet alfa. Some protein-based biologics have encountered problems with immunogenicity, that is, their tendency to trigger an unwanted immune response against themselves. To date, no neutralizing antibodies against andexanet alfa or antibodies to fXa have been detected; however there is still a risk that such antibodies could be identified through our ANNEXA-4 patient study results, additional clinical experience or from repeat doses. In addition, reversing the anticoagulant activity of fXa inhibitors in patients with underlying medical conditions requiring anticoagulation is associated with an increased risk of thrombotic events, as reported in the interim analysis of our ANNEXA-4 patient trial.

Even for Bevyxxa or any of our product candidates receive marketing approval, if a regulatory agency discovers adverse events of unanticipated severity or frequency it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. Among other legal and administrative actions, a regulatory agency may:

•	mandate modifications to product labelling or promotional materials or require us to provide corrective information to healthcare practitioners;
•	suspend any regulatory approvals;
•	suspend any ongoing clinical trials;
•	refuse to approve pending applications or supplements to approved applications filed by us, our partners or our potential future partners;
•	impose restrictions on operations, including costly new manufacturing requirements; or
•	seize or detain products or require a product recall.

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

Even if andexanet alfa is approved by the FDA, this approval may be limited to certain indications, require post-marketing commitments, and additional clinical studies and regulatory applications may be required to expand andexanet alfa indications and we can provide no assurances that such post-marketing commitments, additional clinical studies or regulatory applications will be successful.

We are developing andexanet alfa as a universal antidote for patients receiving a fXa inhibitor anticoagulant when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery/urgent procedures. Our ANNEXA-4 Phase 4 study is being conducted in patients receiving either a direct or an indirect fXa inhibitor who present with an acute major bleeding, and our ANNEXA Phase 3 studies have been conducted on healthy volunteers. It is not certain at this time which indications, if any, the FDA will approve based on this data. For example, in the CRL, the FDA stated that we have not provided sufficient information to permit labeling of andexanet alfa for safe and effective use for the proposed indication as a universal antidote. The FDA has also asked us for additional data to support the inclusion of edoxaban and enoxaparin in the label, and indicated it needed to finalize its review of the clinical studies required as post-marketing commitments. These observations in the CRL creates greater risk concerning our efforts to obtain U.S. approval for andexanet alfa as a universal antidote for fXa inhibitors as the issues raised and information requested by the FDA may be costly and time-consuming to address and generate. As a result of these observations, we could decide or be required to seek our initial approval on a more narrow indication relating to serious bleedings among patients on the two most broadly used fXa inhibitors, apixaban and rivaroxaban. Our studies have also not yet included patients requiring emergency surgery or urgent procedures and we do not anticipate obtaining this indication without clinical data. Additional clinical studies will be required to support our targeted indications, which will require additional time and expense and may not prove successful. Limitations in our label for andexanet alfa will reduce the number of patients for whom andexanet alfa is indicated and could reduce the size of the anticipated market and our financial prospects. Further, there is no guarantee that any efforts that we decide to undertake will meet the FDA’s requirements, and we may not receive approval at all for andexanet alfa, even in a more narrow indication despite such efforts.

There are risks associated with scaling up manufacturing to commercial scale. Our commercial manufacturing strategy for andexanet alfa is particularly complex and challenging and is currently subject to increased uncertainty due to the CRL. We have also experienced manufacturing challenges in the past in connection with validating the commercial manufacturing process for Bevyxxa, and are still in the process of qualifying an additional manufacturing facility for Bevyxxa. If our manufacturers are unable to manufacture our products on a commercial scale or scale to increased production, this will likely delay regulatory approval and commercialization or materially adversely affect our results of operations and growth prospects.

We are still in the process of qualifying an additional commercial manufacturing facility at our primary supplier of Bevyxxa. As a part of our commercial scale-up plan, we validated our commercial process at an initial Hovione manufacturing facility and plan to move commercial production to a different Hovione production facility that has greater manufacturing capacity. Before we can use material manufactured at this facility, we are required to demonstrate a successful process transfer and obtain post-marketing regulatory approval for the second facility. We can give no assurance that these efforts will be successful in a timely manner.

There are other risks associated with scaling up manufacturing to commercial volumes including, among others, cost overruns, technical problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. There is no assurance that our manufacturer will be able to manufacture our products to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If we and our manufacturers are unable to produce sufficient quantities of our products for commercialization, either on a timely basis or at all, our commercialization efforts would be impaired, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have encountered uncertainties and risks associated with scaling up the manufacturing for andexanet alfa. The manufacture of biologics involves complex processes, typically including developing cell lines or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. The cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process is more complex and can be difficult to reproduce. Even though we have completed our process validation campaign for generation 2 commercial scale manufacturing, there is no guarantee we will be successful in obtaining regulatory approval for this process. Due to the high cost to manufacture andexanet alfa and the inherent uncertainty related to manufacturing costs, there is a relatively greater risk that andexanet alfa may not be commercially viable.

Our commercial manufacturing strategy for andexanet alfa is also subject to substantial uncertainty due to items raised by the FDA in the CRL. Changes to our manufacturing strategy, and addressing the manufacturing items in the CRL, will require additional time and capital and may not be successful. For example, we have suspended our efforts to expand post-approval supply based on an expanded generation 1 manufacturing and are focusing our efforts on expanding supply post approval through our generation 2 manufacturing process. We still intend to seek commercial approval based on generation 1 supply from CMC Biologics. However, our generation 1 manufacturing process was designed to produce andexanet alfa for our clinical studies on a small scale and is capable of manufacturing only limited supply to support a commercial launch in relation to projected demand. We are currently discussing options with the FDA and our commercial manufacturing organizations for expanding commercial supply post-approval. Without material from an expanded capacity manufacturing facility, even if approved, commercial supply of andexanet alfa at launch will likely be limited to our generation 1 supply until such time as we can obtain approval for generation 2 material.

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

We do not own facilities for clinical-scale or commercial manufacturing of our product candidates and we rely on third-party suppliers to manufacture Bevyxxa and our product candidates. For example, we have entered into a manufacturing agreement with Hovione for the manufacture of Bevyxxa and expect to rely on this manufacturing organization to supply Bevyxxa for U.S. commercial launch and, if approved by the EMA, the EU launch. If Hovione fails for any reason to deliver adequate quantities of Bevyxxa, the commercial launch of Bevyxxa will be delayed or disrupted. We have contracted with CMC Biologics to manufacture andexanet alfa bulk drug substance to support our potential U.S. commercial launch, and we have engaged Lonza to develop a new, higher-capacity and lower cost process for andexanet alfa bulk drug substance in order to support our broader, worldwide commercialization strategy. We also rely or expect to rely on other third party providers for raw materials, drug substance and drug product manufacturing, packaging, labeling and supply chain distribution. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug supply necessary for our clinical and commercial needs, or if any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product candidate until a qualified alternative supplier is identified, which could also significantly delay the development of, and impair our ability to commercialize, our product candidates.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit sales of Bevyxxa and limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical studies, and the manufacturing, distribution and sale of Bevyxxa, and will face an even greater risk if we commercially sell any products that we may develop. For example, the manufacturers of currently marketed fXa inhibitors and other manufacturers of anticoagulants have faced substantial litigation due to certain alleged bleeding risks. If we cannot successfully defend ourselves against claims that Bevyxxa or our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for Bevyxxa or any product candidates or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of patients from clinical studies or cancellation of studies;
•	significant costs to defend the related litigation;
•	substantial monetary awards to patients;

•	loss of revenue; and
•	the inability to commercialize any products that we may develop.

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

If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business. If any product candidates that we may develop are approved for commercialization outside the United States, we will be subject to additional risks related to entering into international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;
•	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price control;
•	reduced protection for intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

The regulations that govern marketing approvals, pricing and reimbursement for new therapeutic products vary widely from country to country. Some countries, including EU member countries, require approval of the sale price of a product before it can be marketed. In many countries, including EU member countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. In some foreign markets, including the EU member countries, current standard of care and/or competitive products may be used as a benchmark or reference to determine pricing and reimbursement level for novel products such as andexanet alfa and betrixaban. To the extent that comparators are available at lower prices than our anticipated pricing for andexanet alfa or betrixaban, the pricing and reimbursement level of our products in the EU could be negatively impacted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenue we are able to generate from the sale of the product in that country, or even reduce the commercial viability of the product to an extent that prevents the launch altogether.

Adverse pricing limitations may hinder our ability to recoup our investment in Bevyxxa or one or more product candidates, even if our product candidates obtain regulatory approval. Adverse pricing limitations prior to approval will also adversely affect us by reducing our commercial potential. Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Following the launch of Bevyxxa in January 2018, we continue our negotiations with hospitals and third-party payors regarding coverage reimbursement and formulary placement. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

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

Healthcare reform measures could hinder or prevent the commercial success of Bevyxxa or our product candidates.

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted in 2010. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things:

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
•

requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•	creates a process for approval of biologic therapies that are similar or identical to approved biologics.

Legislative changes to or regulatory changes under the Affordable Care Act remain possible and appear likely in the 115th U.S. Congress and under the Trump Administration. In addition, since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, or Budget Control Act, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in April 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Pharmaceutical companies are heavily regulated by federal, state and local regulations in the countries in which business activities occur. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to laws and regulations governing healthcare fraud and abuse, advertising and other promotional activities, data privacy and patient rights by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

•

the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs;

•

the federal Physician Payments Sunshine Act or Open Payments Program provisions and the implementing regulations which will require, among other things, extensive tracking of physician and teaching hospital payments, maintenance of a payments database, and public reporting of the payment data;

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

The Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to substantial penalties, including civil and criminal penalties, damages, fines, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, integrity oversight and reporting obligations to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

Our executive officers are parties to agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $4.8 million for severance and other benefits and acceleration of vesting of equity awards with a value of approximately $30.3 million as of December 31, 2017, based on the closing price of our common stock of $48.7 on such date in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of equity awards could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is listed on The NASDAQ Global Select Market under the symbol “PTLA”. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ Global select Market:

	Low	High
Fiscal Year ending December 31, 2017
First Quarter	$22.53	$41.27
Second Quarter	$32.57	$60.00
Third Quarter	$49.45	$67.10
Fourth Quarter	$46.33	$56.70
Fiscal Year ending December 31, 2016
First Quarter	$18.20	$51.19
Second Quarter	$20.17	$28.74
Third Quarter	$18.30	$28.60
Fourth Quarter	$15.68	$26.36

On February 21, 2018, the last reported sale price of our common stock as reported on The NASDAQ Global Select Market was $44.91 per share.

As of February 21, 2018, there were 65,392,310 shares of our common stock issued and outstanding with 15 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

STOCK PRICE PERFORMANCE GRAPH

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from May 22, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2017. The figures represented below assume an investment of $100 in our common stock at the closing price of $15.15 on May 22, 2013 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on May 22, 2013 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	May 22, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Portola Pharmaceuticals, Inc.	PTLA	$100.00	$162.08	$176.57	$169.97
NASDAQ Composite Index	IXIC	$100.00	$96.08	$115.99	$125.56
NASDAQ Biotechnology Index	NBI	$100.00	$98.27	$108.90	$120.60

$100 investment in stock or index	Ticker	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Portola Pharmaceuticals, Inc.	PTLA	$170.96	$192.61	$166.86	$186.93
NASDAQ Composite Index	IXIC	$121.24	$127.28	$129.74	$136.75
NASDAQ Biotechnology Index	NBI	$130.83	$142.35	$151.50	$168.38

$100 investment in stock or index	Ticker	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Portola Pharmaceuticals, Inc.	PTLA	$250.56	$300.66	$281.32	$339.60
NASDAQ Composite Index	IXIC	$141.51	$143.99	$133.40	$144.58
NASDAQ Biotechnology Index	NBI	$190.61	$204.79	$167.93	$187.61

$100 investment in stock or index	Ticker	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Portola Pharmaceuticals, Inc.	PTLA	$134.65	$155.78	$149.90	$148.12
NASDAQ Composite Index	IXIC	$144.50	$142.73	$160.41	$146.93
NASDAQ Biotechnology Index	NBI	$140.61	$139.83	$153.38	$155.43

$100 investment in stock or index	Ticker	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Portola Pharmaceuticals, Inc.	PTLA	$258.68	$370.76	$356.63	$321.32
NASDAQ Composite Index	IXIC	$170.70	$177.30	$187.57	$199.33
NASDAQ Biotechnology Index	NBI	$162.64	$171.99	$185.09	$177.87

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

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following consolidated selected financial data together with the section of this report entitled “Management’s discussion and analysis of financial condition and results of operations” and our consolidated financial statements and the related notes included in this report. The consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated statements of operations data:
Collaboration and license revenue	$22,546	$35,504	$12,070	$9,625	$10,531
Operating expenses:
Cost of sales	415	–	–	–	–
Research and development	203,701	246,854	200,376	123,639	79,286
Selling general and administrative	91,109	58,235	38,869	23,552	15,423
Total operating expenses	295,225	305,089	239,245	147,191	94,709
Loss from operations	(272,679)	(269,585)	(227,175)	(137,566)	(84,178)
Interest and other income (expense), net	(1,338)	1,533	305	441	826
Interest expense	(11,603)	(61)	–	–	–
Loss before income taxes	(285,620)	(268,113)	(226,870)	(137,125)	(83,352)
Income tax benefit	–	–	(365)	–	–
Net loss	(285,620)	(268,113)	(226,505)	(137,125)	(83,352)
Net income attributable to Noncontrolling interest (SRX Cardio)	(470)	(930)	–	–	–
Net loss attributable to Portola	$(286,090)	$(269,043)	$(226,505)	$(137,125)	$(83,352)
Net loss per share attributable to Portola stockholders:
Basic and Diluted	$(4.81)	$(4.76)	$(4.36)	$(3.19)	$(3.65)
Shares used to compute net loss per share attributable to Portola common stockholders:
Basic and Diluted	59,508,156	56,480,647	51,981,463	42,977,463	22,842,443

(1)	To date, substantially all of our revenue has been generated from our collaboration agreements, and we have not generated any commercial product revenue.

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated balance sheet data:
Cash, cash equivalents and investments	$534,233	$318,771	$460,161	$392,303	$319,036
Working capital	397,399	263,264	414,431	273,946	247,153
Total assets	571,676	343,436	502,924	416,495	325,731
Convertible preferred stock	–	–	–	–	–
Notes Payable	50,565	49,815	–	–	–
Long term debt	54,251	–	–	–	–
Noncontrolling interest (SRX Cardio)	2,627	2,157	2,927	–	–
Total stockholders' equity	349,493	192,689	430,323	347,802	296,335

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic disorders and inflammation for patients who currently have limited or no approved treatment options. We are advancing three programs, including our first medicine Bevyxxa (betrixaban), an oral, once-daily Factor Xa, or fXa, inhibitor (anticoagulant), andexanet alfa (proposed tradename AndexXa), a recombinant protein designed to reverse the anticoagulant effect in patients treated with an oral or injectable fXa inhibitor, and cerdulatinib, a spleen tyrosine kinase, or Syk, and Janus kinases, or JAK, inhibitor in development to treat hematologic cancers.

Bevyxxa, approved by the U.S. Food and Drug Administration, or FDA, in June 2017, is the first and only anticoagulant for hospital and extended duration prophylaxis (35 to 42 days) of venous thromboembolism, or VTE, in adult patients hospitalized for an acute medical illness who are at risk for thromboembolic complications due to moderate or severe restricted mobility and other risk factors for VTE. Bevyxxa represents an important advance in the field of thrombosis as it significantly reduces the risk of VTE and VTE-related events without an increase in major bleeding. We launched Bevyxxa in the United States in January 2018 when drug supply became commercially available and we are continuing physician education activities, as well as hospital and payor negotiations regarding formulary placement. Additionally, we are working through supplemental approvals associated with our manufacturing processes and certain changes that will enable us to satisfy commercial demand. In February 2018, we received a negative trend vote for betrixaban from the Committee for Medicinal Products for Human Use, or CHMP, regarding our Marketing Authorisation Application, or MAA, in Europe and are continuing the dialogue with the Committee to better understand the basis for the vote and to determine an appropriate strategy to address the unmet need within the European patient population.

Andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a universal reversal agent in development for patients anticoagulated with an oral or injectable fXa inhibitor who experience a serious uncontrolled or life-threatening bleeding event, or who require urgent or emergency surgery. Currently, there is no antidote or reversal agent approved for use in reversing the anticoagulating effects of fXa inhibitors.  Leading clinicians and the FDA have recognized that the lack of an effective reversal agent represents a significant unmet clinical need.

We resubmitted our Biologics License Application, or BLA, to the FDA in August 2017 and in December the FDA communicated to us that the action date will be updated to May 4, 2018 to allow more time for a thorough review of the information provided and to work with us on labeling and post-marketing commitments. While the BLA is under review, we are building limited supply of bulk drug substance from our first generation manufacturing process and are continuing to build generation 2 supply of bulk drug substance, which will be subject to a supplemental approval process, and enable a broader commercial launch. During the third quarter of 2017, we executed a new long-term manufacturing services agreement that will significantly increase our commercial manufacturing capacity for a period of ten years following initial approval of the generation 2 manufacturing process. In February 2018, we received a positive trend vote for andexanet alfa from the CHMP regarding our MAA. The CHMP also communicated requests for additional data which could delay the CHMP opinion until the fourth quarter of 2018.

Our third product candidate, cerdulatinib, is an orally available dual kinase inhibitor that inhibits Syk and JAK, enzymes that regulate important signaling pathways. Cerdulatinib is being developed for hematologic, or blood, cancers and inflammatory disorders. We are currently conducting a Phase 2a proof-of-concept study for cerdulatinib in patients with B- and T-cell NHL, including patients with FL, PTCL, and CLL, who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations. Cerdulatinib has the potential for broad activity in hematologic cancers because it blocks the B-cell receptor pathway via Syk and key cytokine receptors via JAK. In addition, pre-clinical evidence suggests that Syk is also expressed in PTCL and activating mutations in JAK pathway are frequently observed in PTCL. On June 15, 2017, we announced the presentation of the interim results of this Phase 2a study demonstrating evidence of activity of cerdulatinib in patients with relapsed/refractory CLL follicular lymphoma, and peripheral T-cell lymphoma. We are currently enrolling patients in the Phase 2a study evaluating the safety and efficacy of cerdulatinib in patients with relapsed/refractory B-cell malignancies who have failed multiple therapies.

In addition to our three lead product candidates, we have other early research and development programs including a collaboration with Ora Inc. for the development of ocular Syk-selective inhibitors for allergic conjunctivitis and an exclusive in-license agreement with SRX Cardio LLC to explore a novel approach to develop a drug in the field of hypercholesterolemia.

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

In the future, we may receive revenue from the sale of Bevyxxa in the United States or our other product candidates, if approved. Betrixaban and andexanet alfa are currently under review by the EMA and our BLA with the FDA for andexanet alfa is under review with an action date of May 4, 2018.

The following table summarizes the sources of our collaboration and license revenue for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Bristol-Myers Squibb Company and Pfizer Inc.	$4,862	$6,583	$1,540
Daiichi Sankyo, Inc.	7,486	10,421	4,578
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	5,424	8,248	5,740
Bayer	1,024	1,450	–
Dermavant Sciences GmbH	3,750	8,750	–
Other	–	52	212
Total collaboration and license revenue	$22,546	$35,504	$12,070

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

We expect our research and development expenses to be consistent in the near term and to begin to decrease if and when we receive regulatory approval of our product candidates as the costs associated with our manufacturing processes may qualify for capitalization as inventory and will be subsequently expensed as costs of goods sold when the inventory is sold. The timing and amount of expenses incurred will depend upon regulatory approval of our product candidates and associated manufacturing processes and the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, start-up manufacturing and supply chain costs and any costs associated with the advancement of our preclinical programs.

The following table summarizes our research and development expenses by product candidate:

	Phase of	Year Ended December 31,
	Development	2017	2016	2015
		(in thousands)
Product candidate
Betrixaban	Phase 3	$45,105	$58,438	$80,425
Andexanet alfa	Phase 2/3/4	138,800	171,460	106,754
Cerdulatinib	Phase 1/2a	13,858	12,900	10,723
Syk selective inhibitor	Pre-clinical	155	172	117
Other research and development expenses(1)		5,783	3,884	2,357
Total research and development expenses		$203,701	$246,854	$200,376

(1)	Amounts in all periods include costs for other potential product candidates.

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

We expect selling, general and administrative expenses to increase significantly in the future as we incur significant additional expenses associated with the establishment of a hospital-based sales force in the United States and possibly other major markets, as well as commercial infrastructure initiatives including information technology systems quality and compliance systems, and personnel support for the commercial organization.

Interest and other income, net

Interest and other income, net consists primarily of interest received on our cash, cash equivalents and investments, unrealized gains and losses from the remeasurement of our embedded derivatives associated with BMS and Pfizer promissory notes and a royalty-based financing arrangement with HealthCare Royalty Partners and its affiliates (HCR), and foreign currency deposits.

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

While our significant accounting policies are described in more detail in the Notes to Consolidated Financial Statements contained in the section of this report entitled “Financial Statements and Supplementary Data”, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Manufacturing start-up costs are a component of research and development expenses. Additionally, manufacturing costs incurred after regulatory approval but in connection with significant changes and/or enhancements to the approved manufacturing process are recorded as research and development expenses. We accrue and expense manufacturing activities performed by third parties based upon actual work completed in accordance with agreements established with contract manufacturers.

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

•	estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and
•	periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

•	fees paid to CROs in connection with preclinical and toxicology studies and clinical studies;
•	fees paid to investigative sites in connection with clinical studies;
•	fees paid to contract manufacturing organizations in connection with the production of our product candidates prior to qualifying for capitalization as inventory; and
•	professional service fees for consulting and related services.

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

To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, we may be required to make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies and other research activities.

Inventory

We capitalize inventory costs associated with our product candidates after regulatory approval and when future commercialization is considered probable and the future economic benefit is expected to be realized. Manufacturing costs for product candidates incurred prior to regulatory approval are expensed as research and development costs.

Inventory, currently consisting of work in-process products, and finished goods, is stated at the lower of cost or estimated net realizable value. We primarily use actual costs to determine our cost basis for inventories. Inventory is valued on a first-in, first-out basis and includes third-party manufacturing costs and indirect overhead costs. Quarterly, we evaluate whether reserves are necessary for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders as well as product shelf life.

Stock-based compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the options on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based option is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective options.

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

We account for stock-based compensation arrangements with non-employees using a fair value approach. The fair value of these options is measured using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected term, which is assumed to be the remaining contractual term of the option. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

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

Interest expense

In the fourth quarter of 2016 and first quarter of 2017, we entered into two financing arrangements that, under relevant accounting literature, are required to be recorded as debt (see Note 9, Long-Term Debt). Both arrangements are eligible to be repaid based on royalties from our yet to be marketed product candidate, andexanet alfa. The recognition of interest expense requires us to estimate the total amount of future royalty payments to be generated from product sales by jurisdiction over the life of the agreements. The sum of the amounts paid to our financing partners less the net proceeds we received will be recorded as interest expense over the life of the agreements. Consequently, we impute interest on the carrying value of the notes payable and long-term debt and record interest expense using an imputed effective interest rate. We reassess the expected royalty payments each reporting period and account for any changes through an adjustment to the effective interest rate on a prospective basis, with a corresponding impact to the classification of our debt and note payable liabilities.

Income taxes

We file U.S. federal income tax returns and state tax returns in various states. To date, we have not been audited by the Internal Revenue Service or any state income tax authority.

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

As of December 31, 2017, our total deferred tax assets were $362.9 million. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. We have previously determined that a change occurred during 2013 and, as a result of this change, our net operating loss and tax credit carryforwards will not be subject to limitation in total, but we may be subject to a limitation as it relates to the timing of utilization. However, due to a lack of historical earnings and uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets.

Comparison of the years ended December 31, 2017 and 2016

Collaboration and license revenue

	Year Ended December 31,
	2017	2016	Decrease	% Decrease
	(in thousands, except percentages)
Collaboration and license revenue	$22,546	$35,504	$(12,958)	-36%

The decrease in collaboration and license revenue during 2017 compared to 2016 was primarily due to:

•

a decrease of $7.0 million in milestone achievement from our phase 3 agreements as the amounts ascribed to acceptance of our BLA and MAA filing in 2016 were greater than the manufacturing-related milestone achieved in 2017; and

•

a decrease of $5.0 million driven by our license agreement with Dermavant owing to the difference between the upfront payment earned in 2016 and the milestone achieved in 2017 upon Dermavant’s filing an IND.

Research and development expenses

	Year Ended December 31,
	2017	2016	Decrease	% Decrease
	(in thousands, except percentages)
Research and development expenses	$203,701	$246,854	$(43,153)	-17%

The decrease in research and development expenses during 2017 compared to 2016 was primarily due to:

•

decreased program costs of $32.7 million related to andexanet alfa driven by our decision in 2016 to cease activity on CMC’s “Line C” manufacturing line. This decision resulted in a  $27.3 million write-off of prepaid manufacturing costs related to the discontinued manufacturing process ;

•	decreased program costs of $13.3 million related to betrixaban, largely due to a decrease in regulatory filing costs after FDA approval; and
•	increased program costs of $1.8 million related to early-stage research programs that are not related to our primary development programs.

Selling, general and administrative expenses

	Year Ended December 31,
	2017	2016	Increase	% Increase
	(in thousands, except percentages)
Selling, general and administrative expenses	$91,109	$58,235	$32,874	56%

The increase in selling, general and administrative expenses during 2017 compared to 2016 was primarily due to:

•	increased headcount- related costs of $20.0 million which includes an increase in stock-based compensation expense of $6.0 million;
•	increased commercial launch preparation activities and business development related costs of $8.4 million; and
•	increased costs associated with legal, professional and accounting fees of $3.1 million.

Interest and other income (expense), net

	Year Ended December 31,
	2017	2016	Decrease	% Decrease
	(in thousands, except percentages)
Interest and other income (expense), net	$(1,338)	$1,533	$(2,871)	-187%

The decrease in interest and other income (expense), net, during 2017 compared to 2016 was primarily due to:

•	$4.6 million of expense recognized upon remeasurement of the embedded derivative liabilities; and
•	an increase in interest income of $1.7 million earned from higher investment balances in the current period.

Interest expense

	Year Ended December 31,
	2017	2016	Increase	% Decrease
	(in thousands, except percentages)
Interest expense	$(11,603)	$(61)	$(11,542)	18921%

The increase in interest expense during 2017 compared to 2016 was due to:

•	notes payable to BMS and Pfizer were outstanding for a full twelve-month period during 2017 as compared to only a one-month period in 2016; and
•	additional interest bearing financing was obtained from HealthCare Royalty Partners and its affiliates in February 2017.

Comparison of the years ended December 31, 2016 and 2015

Revenue

	Year Ended December 31,
	2016	2015	Increase	% Increase
	(in thousands, except percentages)
Collaboration and license revenue	$35,504	$12,070	$23,434	194%

The increase in collaboration and license revenue during 2016 compared to 2015 was primarily due to:

•	an increase in revenue related to our license agreement with Dermavant of $8.8 million;
•	incremental revenue of $7.0 million from three collaboration and license agreements executed in the first quarter of 2016 to develop and commercialize andexanet alfa in Japan; and
•	an achievement of $10.0 million in milestones related to our collaboration agreements compared to $2.0 million in 2015.

Research and development expenses

	Year Ended December 31,
	2016	2015	Increase	% Increase
	(in thousands, except percentages)
Research and development expenses	$246,854	$200,376	$46,478	23%

The increase in 2016 research and development expenses compared to 2015 was primarily due to:

•

increased program costs of $64.7 million to advance andexanet alfa, inclusive of a $27.3 million one-time charge of CMC Biologics prepaid balance in the third quarter of 2016 which was intended to be credited against future batch manufacturing costs;

•	decreased program cost of $22.0 million in development costs related to betrixaban following the completion of our APEX clinical trial enrollment in the fourth quarter of 2015;
•	increased program costs of $2.2 million to support cerdulatinib; and
•	increased program costs of $1.6 million to support early research programs that are not related to our primary programs of development.

Selling, general and administrative expenses

	Year Ended December 31,
	2016	2015	Increase	% Increase
	(in thousands, except percentages)
Selling, general and administrative expenses	$58,235	$38,869	$19,366	50%

The increase in selling, general and administrative expenses during 2016 compared to 2015 was primarily due to:

•	increased headcount- related costs of $12.7 million which includes an increase in stock-based compensation expense of $7.0 million;
•	increased commercial launch preparation activities and business development related costs of $5.2 million; and
•	increased costs associated with professional and accounting fees of $2.0 million.

Interest and other income (expense), net

	Year Ended December 31,
	2016	2015	Increase	% Increase
	(in thousands, except percentages)
Interest and other income (expense), net	$1,533	$305	$1,228	403%

Interest and other income (expense), net increased during 2016 compared to 2015 primarily due to:

•	increase in interest income of $0.7 million due to higher investment balances in 2016; and
•

a decrease in foreign exchange losses of $0.6 million resulting from fluctuations in the Euro and British pound sterling compared to the U.S. dollar and its impact on services we purchase from vendors denominated in foreign currencies.

Liquidity and capital resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have financed our operations primarily through sales of our equity securities, collaborations, including loans from our collaboration partners, a royalty-based financing arrangement, and sales of commercial and development rights to some of our product candidates. Our expenditures are primarily related to research and development activities, including clinical trial and manufacturing related costs, and commercial preparation costs. At December 31, 2017 we had available cash, cash equivalents and investments of $534.2 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

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

Since inception, in connection with our agreements with Novartis, Merck, Biogen Idec, BMS and Pfizer, Bayer and Janssen, Lee’s, Daiichi Sankyo and Dermavant, we have received payments in the aggregate amount of $288.5 million, as initial upfront payments, contingent consideration and milestone payments. Of this amount, $8.3 million is subject to a refund provision included in our Phase 3 clinical collaboration agreement with BMS and Pfizer and $8.0 million is contingently reimbursable to Daiichi Sankyo upon approval of andexanet alfa based on 1% of world-wide net sales. Further, in December 2016, we entered into a supplemental funding support loan agreement with BMS and Pfizer and received $50.0 million, to be used exclusively for the development of andexanet alfa, in exchange for promissory notes that require us to repay an amount in the range of $60.0 million to $65.0 million based on 5% of net sales of andexanet alfa in the U.S. and EU. The maximum repayment of $65.0 million is payable in December 2024 irrespective of our commercial status. See Note 6 and Note 9 in the Notes to Consolidated Financial Statements contained in the section of this report entitled “Financial Statements and Supplementary Data” for a more detailed description of these arrangements.

Additionally, in February 2017, we entered into a $150.0 million royalty agreement with HealthCare Royalty Partners, or HCR. Under the terms of the agreement, we received $50.0 million at closing and may receive an additional $100.0 million upon FDA approval of andexanet alfa in exchange for a tiered, mid-single-digit royalty based on worldwide net sales of andexanet alfa. The maximum total royalty payments under the agreement is 195% of the amount funded by HCR. If andexanet alfa is not approved we will not receive the additional $100 million and we will have no obligation to repay the $50 million received previously at closing.

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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash used in operating activities	$(225,125)	$(196,455)	$(207,252)
Cash provided by/(used in) investing activities	$(228,767)	$140,706	$52,945
Cash provided by financing activities	$446,980	$57,741	$283,282
Net increase (decrease) in cash	$(6,912)	$1,992	$128,974

Cash used in operating activities

Cash used in operating activities was $225.1 million for the year ended December 31, 2017, compared to cash used of $196.5 million and $207.3 million for the years ended December 31, 2016 and 2015. Operating cash flows can differ from our consolidated net loss as a result of differences in the timing of cash receipts and non-cash charges.

Cash used in operating activities for the year ended December 31, 2017,  included payments made to our contract manufacturing organizations for the manufacture of andexanet alfa and betrixaban totaling $55.3 million and $15.5 million, respectively, $109.6 million of disbursements to third party vendors to support ongoing research and development and selling, general and administrative operations, and $43.2 million in payroll and related employee costs. These cash outflows were partially offset by cash receipts of $4.5 million, which was primarily from $3.2 million receipt following achievement of milestones from existing collaboration arrangements

Cash used in operating activities for the year ended December 31, 2016 included payments made to our contract manufacturing organizations for the manufacture of andexanet alfa and betrixaban totaling $83.0 million and $22.1 million, respectively, $116.0 million of disbursements to third party vendors to support ongoing research and development and selling, general and administrative operations, and $32.1 million in payroll and related employee costs. These cash outflows were partially offset by cash receipts of $56.3 million. Our cash receipts related primarily to upfront payments due upon entering into new or amended arrangements with collaborators and licensees in 2016 totaling $40.8 million, and the receipt of $13.8 million in cash following achievement of milestones from existing collaboration arrangements.

Cash used in operating activities for the year ended December 31, 2015, was $207.3 million, reflecting a net loss of $226.5 million, which was decreased by non-cash charges of $22.9 million for stock-based compensation, $3.2 million for amortization of premium on investments and $1.3 million for depreciation and amortization. Cash used in operating activities also reflected an increase in net operating assets of $7.7 million, primarily due to an increase in prepaid research and development expense of $15.3 million partially offset by a decrease in prepaid and other long-term assets of $3.6 million related to batch initiation payments for andexanet alfa manufacturing, and amortization of upfront payments for andexanet alfa manufacturing. Prepaid and other current assets decreased by $1.0 million, mainly due to a decrease in interest receivable on our investment portfolio of $0.5 million due to the timing and duration of investments. Our receivables from collaborators increased by $1.0 million relating to achievement of a milestone under our Phase 3 collaboration agreement with Bayer and Janssen. Cash used in operating activities also reflected an increase in accrued research and development costs of $11.7 million related to higher clinical study and related costs as we continued to increase our research and development activities, an increase in accrued compensation and employee benefits of $2.1 million related to our increased headcount, an increase in short term deferred rent balance of $0.6 million and long term deferred rent balance of $2.3 million related to our corporate office lease. Accounts payable decreased by $4.1 million, due to timely resolution and processing of invoices. Our deferred revenue decreased by $9.6 million due to amortization and recognition of revenue from various Phase 3 collaboration agreements entered into in 2014.

Cash provided by (used in) investing activities

Cash used in investing activities of $228.8 million for the year ended December 31, 2017 was primarily related to purchases of investments of $575.6 million, intangible assets purchase of $5.0 million and fixed assets purchases of $1.2 million, partially offset by proceeds from maturities of investments of $353.1 million.

Cash provided by investing activities of $140.7 million for the year ended December 31, 2016 was primarily related to proceeds from maturities of investments of $394.7 million, offset by purchases of investments of $252.3 million and capital equipment of $1.9 million.

Cash provided by investing activities of $52.9 million for the year ended December 31, 2015 was primarily related to purchases of investments of $266.1 million, capital equipment purchases of $4.7 million, and increase in restricted cash (SRX Cardio) of $0.3 million, offset by proceeds from maturities of investments of $324.1 million.

Cash provided by financing activities

Cash provided by financing activities of $447.0 million for the year ended December 31, 2017 was primarily related to proceeds from our public offering in September 2017, net of underwriting discounts and commissions, of $380.6 million, debt issuance of $48.0 million, and proceeds from the issuance of common stock of $19.6 million pursuant to equity plan awards. These cash receipts were partially offset by payments of public offering costs of $0.7 million and debt issuance costs of $0.6 million.

Cash provided by financing activities of $57.7 million for the year ended December 31, 2016, was primarily related to $50.0 million in proceeds from a supplemental funding support loan agreement that we entered into with BMS and Pfizer and a further $8.0 million in funding from Daiichi Sankyo.

Cash provided by financing activities of $283.3 million for the year ended December 31, 2015 was primarily related to proceeds from our 2015 public offering, net of underwriting discounts and commissions, of $272.2 million, partially offset by payments of offering costs of $0.9 million, proceeds from the exercise of stock options of $11.1 million and proceeds from purchases under our Employee Stock Purchase Plan of $0.8 million.

Off-balance sheet arrangements and contractual obligations

In August 2017, we executed a Manufacturing Services Agreement with Lonza AG, or Lonza, to increase the amount of commercial manufacturing capacity available by adding an additional Lonza manufacturing facility. The manufacturing commitments included in the agreement are contingent upon marketing approval by either the FDA or the EMA of andexanet alfa manufactured at the current Porrino facility under the generation 2 process, and after effectiveness may also be canceled or terminated with three years advance notice to be communicated no earlier than the fifth anniversary of the related marketing approval. Additionally, the agreement provides Lonza two separate rights to purchase shares of our common stock at a purchase price of one dollar per share. The first purchase right will be earned by Lonza upon the approval of the generation 2 process and the commencement of process transfer activities to the new facility. The number of shares subject to the first purchase right will be the lesser of either the number of shares with an aggregate market value of $15.0 million based on a 20 day trailing market value average from the date the first purchase right is earned by Lonza, or 500,000 shares. The second purchase right will be earned by Lonza upon the approval of the drug substance manufactured at the new facility and the number of shares will be determined based on the achievement of specified performance metrics at the new facility. The maximum number of shares will be capped at the lesser of either the number of shares with an aggregate market value of $15.0 million based on a 20 day trailing market value average from the date the second purchase right is earned by Lonza, or 500,000 shares.

The following table summarizes our future contractual obligations, exclusive of the contingent commitments included in the Manufacturing Services agreement with Lonza discussed above, as of December 31, 2017:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Contractual Obligations:
Batch purchase commitments	$64,762	$2,850	$–	$–	$67,612
Purchase commitments	7,172	1,389	77	39	8,677
Notes Payable(1)	–	–	–	65,000	65,000
Operating lease obligations	3,026	3,460	–	–	6,486
Total contractual obligations	$74,960	$7,699	$77	$65,039	$147,775

(1)

See Note 9 in the Notes to Consolidated Financial Statements contained in the section of this report entitled “Financial Statements and Supplementary Data” for a more detailed description of the obligation. Also, see Note 9 for detailed description of the $50 million royalty-based contingent obligation from the arrangement made with HealthCare Royalty Partners and its affiliates (HCR) and which is not repayable to HCR if we do not achieve regulatory approval of andexanet alfa.

We lease our corporate, laboratory and other facilities under an operating lease expiring in March 2020. These leases require us to pay taxes, insurance, maintenance and minimum lease payments.

In addition to the above, we have committed to make potential future milestone payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement by us or our sub-licensees of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $260.0 million have not been recorded on our consolidated balance sheet as of December 31, 2017.

We are also obligated to pay royalties, ranging generally from 1% to 6% of the selling price of the licensed component. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on future events, the achievement of which is subject to a significant number of risks and uncertainties.

We have also entered into agreements with contract manufacturers to develop approval-enabling validation batches and commercial scale manufacturing batches for andexanet alfa and betrixaban. These agreements include cancellable purchase commitments aggregating approximately $135.8 million over several years. These commitments are 100% cancellable as of December 31, 2017 without any cancellation fee and are not included in the contractual obligations table above as a purchase commitment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2017, we had cash, cash equivalents and investments of $534.2 million consisting of cash and liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development and manufacturing activities with vendors in Europe. We made payments in the aggregate amount of €37.0 million and £3.0 million to our European vendors during the year ended December 31, 2017. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the year ended December 31, 2017, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related disclosures included in Part IV, Item 15 of this annual report are incorporated by reference into this Item 8.

PORTOLA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Portola Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Portola Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016,  the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.

Redwood City, California

March 1, 2018

PORTOLA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$181,568	$188,480
Short-term investments	281,589	130,291
Restricted cash (SRX Cardio)	173	178
Receivables from collaborators	3,750	–
Inventory	1,099	–
Prepaid research and development	734	7,299
Prepaid expenses and other current assets	9,010	2,680
Total current assets	477,923	328,928
Property and equipment, net	5,217	6,143
Intangible assets	7,851	3,151
Long-term investments	71,076	–
Prepaid and other long-term assets	9,609	5,214
Total assets	$571,676	$343,436
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,304	$14,546
Accrued compensation and employee benefits	11,526	4,806
Accrued research and development	44,973	23,818
Accrued and other liabilities	3,552	1,696
Deferred revenue, current portion	11,169	20,798
Total current liabilities	80,524	65,664
Notes payable, long-term	50,565	49,815
Long term debt	54,251	–
Long term obligation to Collaborator	8,000	8,000
Deferred revenue, long-term	18,798	24,965
Other long-term liabilities	10,045	2,303
Total liabilities	222,183	150,747

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized at December 31, 2017 and 2016; 65,296,643 shares and 56,544,218 shares issued and outstanding at December 31, 2017 and 2016, respectively	66	57
Additional paid-in capital	1,551,728	1,108,832
Accumulated deficit	(1,204,519)	(918,345)
Accumulated other comprehensive loss	(409)	(12)
Total Portola stockholders’ equity	346,866	190,532
Noncontrolling interest (SRX Cardio)	2,627	2,157
Total stockholders’ equity	349,493	192,689
Total liabilities and stockholders’ equity	$571,676	$343,436

Amounts include the assets and liabilities of SRX Cardio, LLC, a consolidated variable interest entity (“VIE”). Portola's interests and obligations with respect to the VIE's assets and liabilities are limited to those accorded to Portola in its agreement with the VIE. See Note 8, “Asset Acquisition and License Agreements,” to these consolidated financial statements.

See accompanying notes

PORTOLA PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Collaboration and license revenue	$22,546	$35,504	$12,070
Operating expenses:
Cost of sales	415	–	–
Research and development	203,701	246,854	200,376
Selling, general and administrative	91,109	58,235	38,869
Total operating expenses	295,225	305,089	239,245
Loss from operations	(272,679)	(269,585)	(227,175)
Interest and other income (expense), net	(1,338)	1,533	305
Interest expense	(11,603)	(61)	–
Loss before taxes	(285,620)	(268,113)	(226,870)
Income tax benefit	–	–	365
Net loss	(285,620)	(268,113)	(226,505)
Net income attributable to noncontrolling interest (SRX Cardio)	(470)	(930)	–
Net loss attributable to Portola	$(286,090)	$(269,043)	$(226,505)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(4.81)	$(4.76)	$(4.36)
Shares used to compute net loss per share attributable to Portola common stockholders:
Basic and diluted	59,508,156	56,480,647	51,981,463

See accompanying notes

PORTOLA PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(285,620)	$(268,113)	$(226,505)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	(397)	138	89
Comprehensive loss	(286,017)	(267,975)	(226,416)
Comprehensive income attributable to noncontrolling interest (SRX Cardio)	(470)	(930)	–
Total comprehensive loss attributable to Portola	$(286,487)	$(268,905)	$(226,416)

See accompanying notes

PORTOLA PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

			Additional		Accumulated Other	Non-controlling	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Interest	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	(SRX Cardio)	Equity
Balance at December 31, 2014	48,766,806	$49	$770,789	$(422,797)	$(239)	$-	$347,802
Exercise of employee stock options for cash	1,095,486	1	11,110	–	–	–	11,111
Lapse of repurchase rights related to common shares issued pursuant to early exercises	125	–	–	–	–	–	–
Issuance of common stock upon cashless exercise of common stock warrants	3,041	–	–	–	–	–	–
Issuance of common stock pursuant to ESPP purchase	30,307	1	836	–	–	–	837
Issuance of common stock in connection with public offering, net of underwriting discounts, commissions and issuance costs	6,463,750	6	271,090	–	–	–	271,096
Employee stock-based compensation expense	–	–	20,172	–	–	–	20,172
Compensation expense relating to stock options granted to consultants	–	–	2,794	–	–	–	2,794
Unrealized gain on available-for-sale securities, net of tax	–	–	–	–	89	–	89
Development Partner's non-controlling interest upon consolidation	–	–	–	–	–	2,927	2,927
Net loss	–	–	–	(226,505)	–	–	(226,505)
Balance at December 31, 2015	56,359,515	$57	$1,076,791	$(649,302)	$(150)	$2,927	$430,323
Exercise of employee stock options for cash	54,045	–	401	–	–	–	401
Issuance of common stock pursuant to ESPP purchase	62,293	–	1,278	–	–	–	1,278
Issuance of common stock pursuant to RSU and PSU release	68,365	–	–	–	–	–	–
Employee stock-based compensation expense	–	–	30,285	–	–	–	30,285
Compensation expense relating to stock options granted to consultants	–	–	77	–	–	–	77
Unrealized gain on available-for-sale securities, net of tax	–	–	–	–	138	–	138
Net income attributable to non-controlling interest (SRX Cardio)	–	–	–	–	–	930	930
Dividends to non-controlling interest (SRX Cardio)'s shareholders	–	–	–	–	–	(1,700)	(1,700)
Net loss	–	–	–	(269,043)	–	–	(269,043)
Balance at December 31, 2016	56,544,218	$57	$1,108,832	$(918,345)	$(12)	$2,157	$192,689
Cumulative effect of a change in accounting principal	–	–	84	(84)	–	–	–
Exercise of employee stock options for cash	1,092,539	1	17,696	–	–	–	17,697
Issuance of common stock pursuant to ESPP purchase	85,170	–	1,945	–	–	–	1,945
Issuance of common stock pursuant to RSU and PSU release	272,256	1	–	–	–	–	1
Employee stock-based compensation expense	–	–	38,638	–	–	–	38,638
Compensation expense relating to stock options granted to consultants	–	–	4,646	–	–	–	4,646
Unrealized loss on available-for-sale securities, net of tax	–	–	–	–	(397)	–	(397)
Net income attributable to non-controlling interest (SRX Cardio)	–	–	–	–	–	470	470
Issuance of common stock in connection with public offering, net of underwriting discounts, commissions and issuance costs	7,302,500	7	379,887	–	–	–	379,894
Net loss	–	–	–	(286,090)	–	–	(286,090)
Balance at December 31, 2017	65,296,683	$66	$1,551,728	$(1,204,519)	$(409)	$2,627	$349,493

See accompanying notes

PORTOLA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(285,620)	$(268,113)	$(226,505)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,410	1,924	1,311
Net amortization/accretion on investment securities	(235)	1,113	3,174
Non-cash interest expense	11,603	61	–
Stock-based compensation expense	43,284	30,362	22,858
Remeasurement loss on embedded derivatives liabilities	4,562	–	–
Loss on assets disposal	52	–	–
Change in reserve for uncertain tax position	–	–	(365)
Changes in operating assets and liabilities:
Inventories	(1,099)	–	–
Receivables from collaborations	(3,750)	1,000	(943)
Prepaid research and development	6,565	9,677	(15,290)
Prepaid expenses and other current assets	(6,330)	378	1,001
Prepaid and other long-term assets	(4,395)	6,779	3,619
Accounts payable	(5,242)	4,308	(4,061)
Accrued compensation and employee benefits	6,720	(653)	2,054
Accrued research and development	21,155	(377)	11,650
Accrued and other liabilities	1,856	(892)	1,531
Deferred revenue	(15,796)	18,747	(9,569)
Other long-term liabilities	(865)	(769)	2,281
Net cash used in operating activities	(225,125)	(196,455)	(207,252)

Investing activities
Purchases of property and equipment	(1,236)	(1,864)	(4,746)
Decrease (increase) in restricted cash (SRX Cardio)	5	163	(341)
Purchase of intangible assets	(5,000)	–	–
Purchases of investments	(575,624)	(252,323)	(266,068)
Proceeds from maturities of investments	353,088	394,730	324,100
Net cash (used in) provided by investing activities	(228,767)	140,706	52,945

Financing activities
Proceeds from debt issuance, net	48,000	–	–
Proceeds from issuance of common stock, net	380,552	–	272,216
Debt issuance costs paid	(556)	–	–
Payment of public offering costs	(658)	(242)	(882)
Proceeds from issuance of common stock pursuant to equity award plans	19,642	1,683	11,948
Dividends to Noncontrolling interest (SRX Cardio)'s shareholders	–	(1,700)	–
Proceeds from long-term notes payable	–	50,000	–
Proceeds from long-term obligation to Collaborator	–	8,000	–
Net cash provided by financing activities	446,980	57,741	283,282

Net increase/(decrease) in cash and cash equivalents	(6,912)	1,992	128,974
Cash and cash equivalents at beginning of year	188,480	186,488	57,514
Cash and cash equivalents at end of year	$181,568	$188,480	$186,488

Noncash investing and financing activities:
Net change in accrued offering cost	$–	$(238)	$238
Net change in accounts payable related to purchase of property and equipment	$–	$–	$5

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

On June 23, 2017, we received marketing approval from the U.S. Food and Drug Administration (“FDA”) for Bevyxxa® (betrixaban), an oral once-daily inhibitor of fXa, for the prophylaxis of venous thromboembolism (“VTE”) in adult patients hospitalized for an acute medical illness who are at risk for thromboembolic complications due to moderate or severe restricted mobility and other risk factors for VTE. Our second compound, andexanet alfa, an FDA-designated breakthrough therapy and orphan drug, is a recombinant protein designed to reverse anticoagulant activity in patients treated with an fXa inhibitor. Our third compound, cerdulatinib, is being developed for hematologic cancers and inflammatory disorders. Cerdulatinib is an orally available dual kinase inhibitor that inhibits Syk and JAK, enzymes that regulate important signaling pathways. We also have an early stage program of highly selective Syk inhibitors, one of which is partnered with Ora, Inc. (“Ora”) and another early stage program to develop a drug in the field of hypercholesterolemia.

Public Offerings

In March 2015, we completed an underwritten public offering of 2,870,000 shares of our Common Stock, which included 374,348 shares of Common Stock issued pursuant to the over-allotment option granted to the underwriters, at a public offering price of $40.00 per share. The net proceeds from the offering to us including the over-allotment option, net of underwriting discounts, commissions and offering expenses of approximately $358,000, were approximately $108.4 million.

In December 2015, we completed an underwritten public offering of 3,593,750 shares of our Common Stock, which included 468,750 shares of Common Stock issued pursuant to the over-allotment option granted to the underwriters, at a public offering price of $48.00 per share. The net proceeds from the offering to us including the over-allotment option, net of underwriting discounts, commissions and offering expenses of approximately $765,000 were approximately $162.7 million.

In September 2017, we completed an underwritten public offering of 7,302,500 shares of our common stock, which included 952,500 shares of common stock issued pursuant to the over-allotment option granted to the underwriters, at a public offering price of $55.00 per share. The total proceeds from the offering and over-allotment, net of underwriting discounts and commissions of approximately $21.1 million, were approximately $380.6 million. After deducting offering expenses of approximately $0.7 million, net proceeds to us were approximately $379.9 million.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of Portola and its wholly owned subsidiaries and SRX Cardio,LLC (“SRX Cardio’) that is a variable interest entity (a “VIE”) for which Portola is deemed, under applicable accounting guidance to be the primary beneficiary as of December 31, 2017. For the consolidated VIE, we record net income attributable to noncontrolling interests in our Consolidated Statements of Operations equal to the percentage of the economic or ownership interest retained in such VIE by the respective noncontrolling parties. Unless otherwise specified, references to the Company are references to Portola and its consolidated subsidiaries and VIE. All intercompany transactions and balances have been eliminated upon consolidation.

Reclassification

Certain immaterial reclassifications have been made to prior period amounts to conform to current period presentation. This reclassification did not have an impact on our results of operations or financial condition as of December 31, 2017.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, fair value of assets and liabilities, income taxes, in-process research and development, carrying value of notes payable and long term debt, the consolidation of VIEs and deconsolidation of VIEs and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Our estimated periods of performance associated with our collaboration and license agreements are based in part on our estimated regulatory approval dates and thus require us to make estimates about future requirements that may be imposed upon us by regulatory agencies. Actual results may differ from those estimates.

Variable Interest Entities

We review agreements we enter into with third-party entities, pursuant to which we may have a variable interest in the entity, in order to determine if the entity is a VIE. If the entity is a VIE, we assess whether or not we are the primary beneficiary of that entity. In determining whether we are the primary beneficiary of an entity, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. If we determine we are the primary beneficiary of a VIE, we consolidate the statements of operations and financial condition of the VIE into our consolidated financial statements.

Our determination about whether we should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation event.

Intangible Assets

Intangible assets include an in-process research and development asset related to our consolidated VIE and a milestone payment made to Millennium Pharmaceuticals, Inc. (“Millennium) upon FDA approval of betrixaban.

The in-process research and development asset is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If the project is completed, which generally occurs if and when regulatory approval to market a product is obtained, the carrying value of the related intangible asset is amortized as a part of cost of sales over the remaining estimated life of the asset beginning in the period in which the project is completed. If the asset becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. The in-process research and development asset is tested for impairment on an annual basis, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Please refer to Note 8, “Asset Acquisition and License Agreements,” for further information.

A milestone payment made pursuant to the regulatory approval of betrixaban in the United States is considered to be finite-lived and will be amortized on a straight-line basis over the remaining estimated patent life. The intangible asset with finite useful life is reviewed for impairment when facts or circumstances suggest that the carrying value of the asset may not be recoverable.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories.

Prior to the regulatory approval of our product candidates, we incur expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products. Until the first reporting period when regulatory approval has been received, we record all such costs as research and development expense. Beginning in the fourth quarter of 2017, we began to capitalize inventory costs associated with betrixaban when it was determined that the inventory had a probable future economic benefit. We periodically analyze our inventory levels, and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of sales. The determination of whether inventory costs will be realizable requires estimates by management and if actual market conditions are less favorable than projected by management, write-downs of inventory may be required which would be recorded as cost of sales in the consolidated statements of operations.

The active pharmaceutical ingredient (API) in betrixaban is currently produced by a single supplier. As the API has undergone significant manufacturing specific to its intended purpose at the point it is purchased by us, we classify the API as work-in-process inventory.

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

Collaboration Customer Concentration

Collaboration customers who accounted for 10% or more of total collaboration and license revenues were as follows:

	Year Ended December 31,
	2017	2016	2015
Daiichi Sankyo, Inc.	33%	29%	38%
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	29%	27%	48%
Dermavant Sciences GmbH	16%	25%	–
Bristol-Myers Squibb Company and Pfizer Inc.	22%	19%	13%

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Specific potential indicators of impairment include a significant decrease in the fair value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that affects the value of an asset, an adverse action or assessment by the FDA or another regulator or a projection or forecast that demonstrates continuing losses associated with an income producing asset. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2017, there have been no such losses.

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

Cost of Sales – Intangible Asset Amortization

Cost of sales for intangible asset amortization consists of the amortization of a capitalized milestone payment made to Millennium Pharmaceuticals, Inc. (Millennium) upon FDA approval of betrixaban. The milestone payment is amortized on a straight-line basis over the estimated remaining patent life of betrixaban.

Research and Development

Research and development costs are expensed as incurred and consist of salaries and benefits, lab supplies, materials and facility costs, as well as fees paid to nonemployees and entities that conduct certain research and development activities on our behalf. Amounts incurred in connection with collaboration and license agreements are also included in research and development expense. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods are received or services are rendered.

Clinical Trial Accruals

Clinical trial costs are a component of research and development expenses. We accrue and expense clinical trial activities performed by third parties based upon actual work completed in accordance with agreements established with clinical research organizations and clinical sites. We determine the actual costs through monitoring patient enrollment and discussions with internal personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. We have not experienced any material deviations between the accrued clinical trial expenses and actual clinical trial expenses. However, actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in futures periods.

Stock-Based Compensation

Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award.  The compensation cost is recognized as expense on a straight-line basis over the vesting period for options and restricted stock units (“RSUs”) and on an accelerated basis for performance stock options (“PSOs”), market-based performance stock units (“M-PSUs”) and performance-based stock units (“PSUs”). For stock option grants including PSOs, we use the Black-Scholes option pricing model to determine the fair value of stock options. This model requires us to make assumptions such as expected term and volatility that determine the stock options fair value. We are also required to make estimates as to the probability of achieving the specific performance criteria underlying the PSOs and PSUs. For M-PSU awards, we use the Monte-Carlo option pricing model to determine the fair value of awards at the date of issue. The Monte-Carlo option-pricing model uses similar input assumptions as the Black-Scholes model; however, it further incorporates into the fair-value determination the possibility that the performance-based market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is ultimately satisfied. Compensation cost is not reversed if the achievement of the market condition does not occur. For RSUs and PSU awards, we base the fair value of awards on the closing market value of our common stock at the date of grant.

Equity instruments issued to nonemployees, consisting of stock options granted to consultants and restricted stock units and performance stock units granted to employees that have converted to nonemployees, are valued using the Black-Scholes option-pricing model for stock options and period-end market price for restricted stock units and performance stock units. Stock-based compensation expense for nonemployee services is subject to remeasurement as the underlying equity instruments vest and is recognized as an expense over the period during which services are received.

Interest Expense

Notes payable and long-term debt are eligible to be repaid based on royalties from our yet to be marketed product, andexanet alfa. The recognition of interest expense requires us to estimate the total amount of future royalty payments to be generated from product sales by jurisdiction over the life of the agreement. Consequently, we impute interest on the carrying value of the notes payable and long-term debt and record interest expense using an imputed effective interest rate. We reassess the expected royalty payments each reporting period and account for any changes through an adjustment to the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our debt and note payable liabilities. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies certain aspects of the accounting for share-based payment transactions, including income tax requirements, forfeitures, and presentation on the balance sheet and the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and for the interim periods therein. We adopted the standards as of January 1, 2017, with a cumulative-effect adjustment to increase our deferred tax assets by $14.0 million with a corresponding increase to our valuation allowance. In addition, we made an accounting policy election to account for the forfeitures as they occur, which resulted in a cumulative-effect adjustment to increase additional paid-in capital by $84 thousand with a corresponding increase to our accumulated deficit as of January 1, 2017. Lastly, as required by the standard, excess tax benefits recognized on stock-based compensation expense were reflected in our provision for income taxes rather than additional paid-in capital on a prospective basis.  Accordingly, we recorded excess tax benefits within our provision for income taxes, rather than additional paid-in-capital, for the year ended December 31, 2017.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU includes guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2017, with early adoption permitted. We have evaluated the effect that this guidance will have on our consolidated financial statements and related disclosures and have determined that it will not have a material impact.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use lease asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU becomes effective for us in the first quarter of fiscal year 2019 and early adoption is permitted. We are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.

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

The new revenue standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We plan to adopt the standard in the first quarter of 2018 using the modified retrospective method.  Expected impacts from the adoption of this standard could differ upon the final adoption and implementation of the standard. In connection with the adoption of the standard, we have evaluated the primary terms of our collaborative arrangements, including the performance obligations under collaboration arrangements, the allocation of consideration under these agreements, the estimated variable considerations, and the pattern of recognition for each performance obligation under the new standard.

The estimated effect of adopting ASU No. 2014-09 is principally the result of applying the new standard’s guidance in accounting for variable consideration, including milestone payments or contingent payments. Under our current accounting policy, we recognize contingent or milestone payments as revenue in the period that the payment-triggering event occurred or is achieved.  However, under the new revenue standard, it is possible to start to recognize contingent or milestone payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

While we are still in the process of completing our adoption efforts, at a minimum, we preliminarily expect revenues we had historically deferred as a result of the payments being refundable to our collaboration partner upon the occurrence of certain events and milestones we deem to be probable of achievement, totaling approximately $15 million, to be recognized as an adjustment to accumulated deficit upon the recording of our transition adjustment in the first quarter of 2018.

In addition, we are in the process of implementing several new internal controls, including controls to monitor the probability of achievement of contingent milestone payments and the pattern of performance of certain performance obligations.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Where quoted prices are available in an active market, securities are classified as Level 1. We classify money market funds as Level 1. When quoted market prices are not available for the specific security, then we estimate fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data. We classify our corporate notes, commercial paper, U.S. Treasury bills and government agency securities and foreign currency forward contracts as Level 2. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of any asset or liability must reflect the non-performance risk of the entity and the counterparty to the transaction. Therefore, the impact of the counterparty’s creditworthiness, when in an asset position, and our creditworthiness, when in a liability position, has also been factored into the fair value measurement.

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. Our embedded derivative liabilities are measured at fair value using a Monte Carlo simulation model and are included as a component of other long-term liabilities on the consolidated balance sheets. The embedded derivative liabilities are subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income (expense), net, in our consolidated statements of operations. The assumptions used in the Monte Carlo simulation model include: 1) our estimates of both the probability and timing of regulatory approval of andexanet alfa by geographical region and other related events; 2) the probability weighted net sales of andexanet alfa; 3) our risk adjusted discount rate that includes a company specific risk premium; 4) our cost of debt; 5) volatility; 6) the probability of a change in control occurring during the term of the note; and 7) the probability of an event of default. The valuation of our embedded derivative liabilities is most sensitive to the probability of andexanet alfa achieving regulatory approval given the binary nature of such an approval event and the correlation to other assumptions included in the model.

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3.  Our noncontrolling interest (SRX Cardio) includes the fair value of the contingent milestone and royalty payments, which is valued based on Level 3 inputs. Please refer to Note 8, "Asset Acquisition and License Agreements," for further information.

The following table sets forth the fair value of our financial assets and liabilities (excluding consolidated VIE’s cash), allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$31,836	$–	$–	$31,836
Corporate notes and commercial paper	–	313,164	–	313,164
U.S. Treasury bills and government agency securities	–	170,458	–	170,458
Total financial assets	$31,836	$483,622	$–	$515,458
Financial Liabilities:
Embedded derivative liabilities	$–	$–	$8,854	$8,854

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$6,254	$–	$–	$6,254
Corporate notes and commercial paper	–	133,099	–	133,099
U.S. Treasury bills and government agency securities	–	55,936	–	55,936
Total financial assets	$6,254	$189,035	$–	$195,289
Financial Liabilities:
Embedded derivative liabilities	$–	$–	$246	$246

Level 3 liabilities are comprised of embedded derivative liabilities as described in Note 9.

We estimate the fair value of our corporate notes, commercial paper and U.S. Treasury bills and government agency securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs.

4. Financial Instruments

Cash equivalents and short-term and long-term investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	December 31, 2017				December 31, 2016
				Estimated				Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Money market funds	$31,836	$–	$–	$31,836	$6,254	$–	$–	$6,254
Corporate notes and commercial paper	313,307	2	(145)	313,164	133,112	1	(14)	133,099
U.S. Treasury bills and government agency securities	170,724	-	(266)	170,458	55,934	5	(3)	55,936
	$515,867	$2	$(411)	$515,458	$195,300	$6	$(17)	$195,289
Classified as:
Cash equivalents				$162,793				$64,998
Short-term investments				281,589				130,291
Long-term investments				71,076				–
Total cash equivalents and Investments				$515,458				$195,289

At December 31, 2017, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both December 31, 2017 and 2016.

5. Balance Sheet Components

Inventories

Inventories as of December 31, 2017 consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Work in process	$1,032	$–
Finished goods	67	–
Total inventories	$1,099	$–

We began capitalizing inventory during the year ended December 31, 2017 as a result of the FDA’s approval of betrixaban, as the related costs are expected to be recoverable through the commercialization of the product. As of December 31, 2017, prepaid expenses and other current assets on the Consolidated Balance Sheet include a prepayment of $2.3 million made to a manufacturer for the purchase of inventories which we expect to be converted to finished goods within the next twelve months. A prepayment of $9.6 million is classified as prepaid and other long-term assets as the production is expected after the next twelve months and the amount is deemed recoverable.

No losses were incurred on valuation of inventories at lower of cost or market value or write-off of obsolete inventories during the year ended December 31, 2017.

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2017	2016
Computer equipment	$1,329	$1,207
Capitalized software	1,518	1,569
Equipment	6,973	6,747
Leasehold improvements	8,000	7,529
	17,820	17,052
Less accumulated depreciation and amortization	(12,603)	(10,909)
Property and equipment, net	$5,217	$6,143

6. Collaboration and License Agreements

Summary of Collaboration and License Revenue

We have recognized revenue from our collaboration and license agreements as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
BMS and Pfizer	$4,862	$6,583	$1,540
Daiichi Sankyo	7,486	10,421	4,578
Bayer and Janssen	5,424	8,248	5,740
Bayer	1,024	1,450	–
Dermavant	3,750	8,750	-
Other	-	52	212
Total collaboration and license revenue	$22,546	$35,504	$12,070

Bristol-Myers Squibb Company (“BMS”) and Pfizer Inc. (“Pfizer”)

In January 2014, we entered into an agreement with BMS and Pfizer to further study andexanet alfa as a reversal agent for their jointly-owned, FDA-approved oral Factor Xa inhibitor, apixaban, through Phase 3 studies. We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with BMS and Pfizer we are obligated to provide research, development and regulatory approval services and participate in the Joint Collaboration Committee (“JCC”) in exchange for a partially refundable upfront fee of $13.0 million and up to $12.0 million of contingent milestone payments due upon achievement of certain development and regulatory events. All consideration received and to be earned under this agreement is subject to a 50% refund contingent upon certain regulatory and/or clinical events.

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

As of December 31, 2017, we have no further milestone payments eligible for achievement under this agreement and continue to recognize the non-contingent payments received on a straight-line basis over the period of performance, which is estimated to be through the third quarter of 2018. In the second quarter of 2017, we updated our estimated period of performance from the first quarter of 2018 to the third quarter of 2018 to reflect a modification to our clinical development and regulatory plans. The effect of this change in estimate was not significant. The contingent milestone payments under the January 2014 agreement are not considered substantive because 50% may be refunded upon certain events.

During the years ended December 31, 2017, 2016 and 2015, we recognized $1.8 million, $2.2 million and $1.5 million, respectively, in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of December 31, 2017 and 2016 was $9.4 million and $11.2 million, respectively.

In February 2016, we entered into a collaboration and license agreement with BMS and Pfizer whereby BMS and Pfizer obtained exclusive rights to develop and commercialize andexanet alfa in Japan. BMS and Pfizer are responsible for all development, regulatory and commercial activities in Japan and we will reimburse BMS and Pfizer for expenses they incur for research and development activities specific to fXa inhibitors other than apixaban. Pursuant to this agreement, we are obligated to provide certain research and development activities outside of Japan, provide clinical drug supply and related manufacturing services and to participate on various committees in exchange for a non-refundable upfront fee of $15.0 million. We are also eligible to receive, contingent payments totaling up to $20.0 million which may be earned upon achievement of certain regulatory events and up to $70.0 million which may be earned upon achievement of specified annual net sales volumes in Japan. We are also entitled to receive royalties ranging from 5% to15% on net sales of andexanet alfa in Japan.

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

We evaluated the timing of delivery for each of the deliverables and concluded that our obligation to participate on the various committees would be the last delivered element under the arrangement and therefore would be the basis for revenue recognition for the combined unit of accounting. The total upfront consideration under this agreement is being recognized as collaboration revenue on a straight-line basis over the estimated performance period. In the second quarter of 2017, we updated our estimated period of performance from the first quarter of 2019 to the fourth quarter of 2020 to reflect a modification to our clinical development and regulatory plans. The effect of this change in estimate was not significant.

We have determined that the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. As of December 31, 2017, no amounts had been recognized as collaboration revenue for any of these milestones and all the contingent payments remained eligible for achievement.

During the years ended December 31, 2017 and 2016, we recognized $3.1 million and $4.4 million, respectively, in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of December 31, 2017 and 2016 was $7.6 million and $10.6 million, respectively.

Daiichi Sankyo, Inc. (“Daiichi Sankyo”)

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

We concluded that the July 2014 agreement and the October 2016 amendment are linked and should be accounted as a combined agreement. We identified the following non-cancellable performance deliverables under the combined agreement: 1) the obligation to provide research and development services, which include manufacturing and supplying andexanet alfa and providing various reports, 2) the obligation to provide regulatory approval services, and 3) the obligation to participate on the JCC. We considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the combined agreement. We determined that none of the deliverables have standalone value; all of these obligations will be delivered throughout the estimated period of performance and therefore are accounted for as a single unit of accounting. The $7.0 million nonrefundable portion of the upfront payment received pursuant to the amendment is being recognized as revenue on a straight-line basis over the estimated period of performance through the second quarter of 2019. In the fourth quarter of 2017, we updated our estimated period of performance from the third quarter of 2018 to the second quarter of 2019 to reflect a modification to our clinical development and regulatory plans. The effect of this change in estimate was not significant. The $8.0 million refundable portion of the upfront consideration represents an obligation to collaborator and will be relieved as we make royalty payments or written off should we fail to commercialize andexanet alfa.

We have determined all but one of the future contingent payments meets the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. We recognized zero and $5.0 million, respectively, as collaboration revenue associated with the achievement of milestones during the years ended December 31, 2017 and 2016.

As of December 31, 2017, we have milestone payments totaling up to $12.5 million that remain eligible for achievement upon the occurrence of certain clinical events and patient enrollment targets.

During the years ended December 31, 2017, 2016 and 2015, we recognized $6.4 million, $9.2 million and $3.5 million, respectively, in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of December 31, 2017 and 2016 was $6.1 million and $12.6 million, respectively.

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

We concluded that the March 2016 agreement should be accounted for as a standalone agreement. We identified the following non-cancellable performance deliverables under the March 2016 agreement: 1) the obligation to provide research and development services 2) the obligation to provide regulatory approval services, 3) the obligation to manufacture and provide clinical supply of andexanet alfa, and 4) the obligation to participate in the JCC. We considered the provisions of the multiple-element arrangement guidance and determined that none of the deliverables have standalone value and accordingly will be accounted for as a single unit of accounting. The total upfront consideration received under this agreement is being recognized as collaboration revenue on a straight-line basis over the estimated performance period associated with our participation in the JCC. In the second quarter of 2017, we updated our estimated period of performance from the first quarter of 2019 to the fourth quarter of 2020 to reflect a modification to our clinical development and regulatory plans. The effect of this change in estimate was not significant.

We have determined that the future contingent payments meet the definition of a milestone and that such milestones are substantive in that the consideration is reasonable relative to all of the deliverables and payment term within the agreement are commensurate with our performance to achieve the milestones after commencement of the agreement. As of December 31, 2017, no amounts had been recognized as collaboration revenue for any of these milestones and all the contingent payments remained eligible for achievement.

During the years ended December 31, 2017 and 2016, we recognized $1.1 million and $1.3 million, respectively, in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of December 31, 2017 and 2016 was $2.7 million and $3.7 million, respectively.

Bayer Pharma, AG (“Bayer”) and Janssen Pharmaceuticals, Inc. (“Janssen”)

In February 2013, we entered into a three-way agreement with Bayer and Janssen to include subjects dosed with rivaroxaban, their FXa inhibitor product, in one of our Phase 2 proof-of-concept studies of andexanet alfa. Bayer and Janssen paid us an upfront fee of $5.0 million and $0.5 million upon delivery of the final written study report. During the year ended December 31, 2015, we recognized $0.5 million in collaboration revenue under this agreement. There was no remaining deferred revenue balance under this agreement as of December 31, 2015.

In January 2014, we entered into an agreement with Bayer and Janssen to study andexanet alfa as a reversal agent to rivaroxaban in our Phase 3 studies. As of December 31, 2017, we have a milestone payment of $2.0 million that remains eligible for achievement upon the occurrence of certain events associated with our manufacturing process. We continue to recognize non-contingent consideration received under the agreement on a straight-line basis over the period of performance, which is estimated to be through the third quarter of 2018. In the second quarter of 2017 we updated our estimated period of performance from the first quarter of 2018 to the third quarter of 2018 to reflect a modification to our clinical development and regulatory plans. The effect of this change in estimate was not significant.

For the years ended December 31, 2017 and 2016, we recognized $3.0 million and $5.0 million, respectively, in collaboration revenue associated with achievement of milestones.

During the years ended December 31, 2017, 2016 and 2015, we recognized $5.4 million, $8.2 million and $5.2 million, respectively, in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of December 31, 2017 and 2016 was $1.6 million and $4.0 million, respectively.

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

Pursuant to our agreement with Bayer we are obligated to provide research and development services, provide clinical drug supply and related manufacturing services, provide regulatory approval services and to participate in a JCC in exchange for an upfront nonrefundable fee of $5.0 million. We are also eligible to receive, one contingent payment of $10.0 million which is payable upon the initial regulatory approval for andexanet alfa for rivaroxaban in Japan.  The $10.0 million contingent payment will be reduced to $7.0 million if Japanese regulatory approval is attained based only upon the ESS study results.

We concluded that the January 2014 agreement with Bayer and Janssen and February 2016 agreement with Bayer should each be accounted for as standalone agreements. We identified the following non-cancellable performance deliverables under the February  2016 agreement: 1) the obligation to provide research and development services 2) the obligation to provide regulatory approval services, 3) the obligation to manufacture and provide clinical supply of andexanet alfa, and 4) the obligation to participate in the JCC. We considered the provisions of the multiple-element arrangement guidance and determined that none of the deliverables had standalone value and all of these obligations will be delivered throughout the estimated period of performance and accounted for as a single unit of accounting. The total upfront consideration under this agreement is being recognized as collaboration revenue on a straight-line basis over the estimated performance period through the fourth quarter of 2020. In the second quarter of 2017 we updated our estimated period of performance from the first quarter of 2019 to the fourth quarter of 2020 to reflect a modification to our clinical development and regulatory plans. The effect of this change in estimate was not significant.

We have determined that the future contingent payment meets the definition of a milestone and that such milestone is substantive in that the consideration is reasonable relative to all of the deliverables and payment terms within the agreement are commensurate with our performance to achieve the milestone after commencement of the agreement. As of December 31, 2017, no amounts had been recognized as collaboration revenue for this milestone and the contingent payment remained eligible for achievement.

During the years ended December 31, 2017 and 2016, we recognized $1.0 million and $1.5 million, respectively, in collaboration revenue under this agreement. The deferred revenue balance under this agreement as of December 31, 2017 and 2016 was $2.5 million and $3.5 million, respectively.

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

We identified the following non-contingent deliverables under the agreement, all of which had been satisfied as of December 31, 2016:  1) grant of an exclusive license to develop and commercialize cerdulatinib in topical formulation, excluding oncology; 2) obligation to transfer scientific knowledge and know-how; and 3) obligation to transfer manufacturing knowledge and know-how.  Other deliverables referenced in the agreement were either contingent or deemed to be inconsequential and perfunctory. Dermavant has sole responsibility to develop, manufacture and commercialize the product. In the fourth quarter of 2017 we received notice that Dermavant achieved a specified regulatory milestone that requires a payment of $3.8 million to us.

During the years ended December 31, 2017 and 2016, we recognized $3.8 million and $8.8 million, respectively, in revenue under this agreement as we completed our obligations under these deliverables.

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

We may opt out of the agreement any time prior to 90 days after an End of Phase 2 meeting with the FDA. The timing of the exercise of our opt-out rights would impact future royalties we would be entitled to receive from Ora. Each party may also buy out the rights and interests in the licensed compound by paying the greater of $6.0 million or two times the actual aggregate development cost incurred by both parties, before or 90 days after an End of Phase 2 meeting with the FDA.

All costs we incur in connection with this agreement will be recognized as research and development expenses. During the years ended December 31, 2017 and 2016, costs of $1,495,000 and $629,000, respectively, have been incurred related to this agreement.

7. Purchase Commitments

Commercial Supply Agreement (“CSA”)

In July 2014, we entered into a CSA with AGC Biologics, formerly CMC ICOS Biologics, Inc. (“CMC”), a subsidiary of CMC Biologics S.à.r.l., a privately-held contract manufacturing organization, pursuant to which CMC will manufacture clinical and commercial supply of andexanet alfa. The terms of the CSA required us to purchase an aggregate fixed number of batches of andexanet alfa from CMC beginning in 2015 through 2021. The fixed commitment to purchase batches was divided between two manufacturing lines at CMC: (i) the 2,500 liter manufacturing line which has been used since inception of the program to supply clinical drug product, referred to as “Line A/B”; and (ii) the 6x2,000 liter manufacturing line referred to as “Line C” which was intended to satisfy the drug product requirements of our initial commercial launch.

In February 2016, we filed a BLA based on the Line A/B manufacturing process and on August 17 2016, we received a Complete Response Letter (“CRL”) from the FDA that focused primarily on Line A/B manufacturing. Given the time and effort required to address the deficiencies raised in the CRL and re-submit the BLA, we made the decision to suspend manufacturing activities on Line C in order to focus on getting andexanet alfa approved using Line A/B. We recorded a charge of $27.3 million in research and development expense in the third quarter of 2016 due to this decision and related uncertainty about whether we would receive future benefits related to advance payments made for Line C manufacturing since inception of the CSA.

In December 2016, we entered into an Amended Restated Commercial Supply Agreement (“aCSA”) with CMC that amends and restates the terms of the original CSA. Under the aCSA, CMC will continue to manufacture bulk drug substance for andexanet alfa under our first generation manufacturing process and will support other regulatory and manufacturing activities. The aCSA increases the number of batches to be manufactured on Line A/B, releases both parties from any obligations related to Line C, and details other services to be provided by CMC to support our regulatory applications in the United States and EU. Under the aCSA, the batch price is fixed at $1.0 million.

Pursuant to the terms of the aCSA, we received a $33.7 million credit for amounts previously paid to CMC pursuant to the original 2014 agreement, which may be applied to either satisfy or partially offset specified amounts owed to CMC for services rendered under the aCSA, existing obligations/payables to CMC as of the execution date and future services to be rendered. For the year ended December 31, 2017, we utilized $8.0 million of these credits as a reduction of R&D expenses associated with the manufacture of 2017 batches and $5.7 million of the credits were used to settle accounts payable and accrued liabilities related to specified services rendered by CMC.

The term of the aCSA is two years and may be earlier terminated by either party for the other party’s uncured material breach or insolvency. We may terminate the aCSA unilaterally if our applications for regulatory approval for andexanet alfa in the United States and EU are rejected, for any other safety, efficacy or commercial reasons that lead to the discontinuation, reduction in market demand or commercial infeasibility of andexanet alfa.

Under the consolidation guidance, we determined that CMC is a VIE and we are not the primary beneficiary and therefore consolidation of CMC is not required. As of December 31, 2017, we have not provided financial or other support to CMC that was not previously contractually required. We have recorded $47,000 of accounts payable and $1.2 million of accrued research and development in the consolidated balance sheet as of December 31, 2017. The original CSA and aCSA does not require us to fund operations at CMC and therefore, historically we have quantified our maximum exposure to loss as the aggregate value of prepaid manufacturing services as of each reporting date. No such amounts were recorded as of the reporting date and thus we have no further financial exposure to losses at December 31, 2017. Further, we believe that our total exposure to losses associated with the fixed pricing terms of this agreement is de minimis given the cost per batch, number of batches and time frame over which the batches will be manufactured, pursuant to the amended agreement.

Betrixaban Manufacturing Agreement

In April 2016, we entered into a Manufacturing Agreement (“the Hovione Agreement”) with Hovione, Limited (“Hovione”), pursuant to which Hovione will manufacture active pharmaceutical ingredient (“API”) for betrixaban at commercial scale and perform process validation during the term of the agreement.

As of December 31, 2017, we have recorded $2.3 million in prepaid expenses and other current assets and $9.6 million in prepaid and other long-term under the agreement, and will make up to $10.8 million of additional payments throughout the term of the Hovione Agreement ending June 2019.

Lonza Manufacturing Services Agreement

In August 2017, we executed a Manufacturing Services Agreement with Lonza AG (“Lonza”) to develop a higher-capacity and lower cost process (“generation 2 process”) for andexanet alfa bulk drug substance. The manufacturing commitments included therein are contingent upon marketing approval by either the FDA or the EMA of andexanet alfa manufactured at the current Porrino facility under the generation 2 process and will remain in effect for a period of ten years. Additionally, the agreement provides Lonza with two separate rights to purchase shares of our common stock at a purchase price of one dollar per share, contingent upon certain events. The first purchase right will be earned by Lonza upon the approval of the generation 2 process and the commencement of process transfer activities to an additional, new facility in Switzerland. The second purchase right will be earned by Lonza upon the approval of the drug substance manufactured at the new facility and the number of shares will be determined based on the achievement of specified performance metrics at the new facility. The number of shares subject to the first and the second purchase right, each, will be the lesser of either the number of shares with an aggregate market value of $15 million based on a 20 day trailing market value average from the date the first or the second purchase right is earned by Lonza, or 500,000 shares.

We measure the fair value of the equity instrument contingently issuable to Lonza by using the stock price and other measurement assumptions as of the earlier of the date at which either: (1) a commitment for performance by the counterparty has been reached; or (2) the counterparty’s performance is complete. We determined that Lonza does not have a performance commitment in this arrangement because there is no substantive disincentive for nonperformance. As such, our measurement date for the contingently issuable equity awards will be when the specified performance criteria have been achieved. Until such achievement, the contingently issuable equity awards will be measured at their then-current lowest aggregate fair value at each financial reporting date. As of December 31, 2017, the awards’ lowest aggregate fair value was zero.

8. Asset Acquisition and License Agreements

SRX Cardio, LLC (“SRX Cardio”)

In December 2015, we entered into an option agreement with SRX Cardio to explore a novel approach to develop a drug in the field of hypercholesterolemia. This agreement provided us an option to enter into an exclusive license agreement as well as responsibility to lead and fund the development effort during the option period. We made an upfront payment of $0.5 million.

In September 2016, we exercised our right to enter into an exclusive license agreement. Pursuant to the terms of the agreement, we made an upfront payment of $2.2 million to acquire the license and are obligated to pay up to $152.5 million in research and development milestones related to the advancement of the program and royalties in the range of 2% to 6% of worldwide net sales. We may terminate the license agreement upon 90 days’ notice for convenience and the agreement may also be terminated by either party for a material breach by the other party.

We determined that SRX Cardio is and continues to be a variable interest entity and that we hold a variable interest in SRX Cardio’s intellectual property assets and the related potential future product candidates these assets may produce. Due to the absence of other significant development programs at SRX Cardio, we concluded that the variable interest was in the entity as a whole. Given the stage of development, we concluded that SRX Cardio is not considered a business as they lack the processes required to generate outputs. Further, because we control those activities most significant to SRX Cardio, we are considered to be the primary beneficiary of SRX Cardio. Accordingly, SRX Cardio is subject to consolidation and we have consolidated the financial statements of SRX Cardio by (a) eliminating all intercompany balances and transactions; and (b) allocating income or loss attributable to the noncontrolling interest in SRX Cardio to net income or loss attributable to noncontrolling interest in our consolidated statement of operations and reflecting noncontrolling interest on our consolidated balance sheet. Our interest in SRX Cardio is limited to the development of the intellectual property asset. The upfront payments of $0.5 million and $2.2 million and the obligation to fund the development plan represent our maximum exposure to loss under the agreement. We did not acquire any equity interest in SRX Cardio, any interest in SRX Cardio's cash and cash equivalents or any control over their activities that do not relate to the exclusive license agreement. SRX Cardio does not have any right to our assets except as provided in the exclusive license agreement.

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

As of December 31, 2017, we have not provided financial or other support to SRX Cardio that was not previously contracted or required. We recorded SRX Cardio’s $173,000 and $178,000 of cash as restricted cash as of December 31, 2017 and 2016, respectively, because (a) we do not have any interest in or control over SRX Cardio's cash and (b) the agreement does not provide for these assets to be used for the development of the intellectual property assets developed pursuant to this agreement. We recorded $470,000 as net income attributable to noncontrolling interest (SRX Cardio) on our consolidated statements of operations, reflecting a $476,000 change in fair value of our contingent future payments liability to SRX Cardio as of December 31, 2017.

Should the development program make substantive advancement, we expect to record increases in the fair value of the contingent milestone and royalty payments with a corresponding increase to net loss or decrease to net income attributable to Portola Shareholders.

Millennium Pharmaceuticals, Inc. (“Millennium”)

In 2004, we entered into an agreement to license from Millennium certain exclusive rights to research, develop and commercialize certain compounds that inhibit fXa, including betrixaban. The license agreement requires us to make license fee, milestone, royalty and sublicense sharing payments to Millennium as we develop, commercialize or sublicense betrixaban. The license agreement will continue in force, on a country-by-country basis, until the expiration of the relevant patents or ten years after the launch, whichever is later, or termination by either party pursuant to the agreement. This license agreement may be terminated by either party for the other party’s uncured material breach. In addition, we may terminate this agreement for convenience with 30 days’ advance written notice.

Under the agreement, milestone payments are determined based on the indication included in our filing and become payable upon acceptance of our NDA and regulatory approval in the United States and Europe. In December 2016, the FDA accepted our NDA for betrixaban for extended-duration prophylaxis of VTE, triggering a $2.0 million milestone payment to Millennium which is recorded as a research and development expense in the consolidated statement of operations. In June 2017, betrixaban received regulatory approval in the United States, triggering a $5.0 million milestone payment to Millennium which is recorded as finite-lived intangible assets in our consolidated balance sheet and is being amortized to cost of sales on a straight-line basis over the remaining estimated patent life. Amortization expense was $300,000 for the year ended December 31, 2017. Should betrixaban receive approval in Europe, another $5.0 million will become payable by us. Future net product sales generated by us will be subject to a tier royalty ranging between 2% and 8%.

A further $23.0 million in milestone payments would become due if betrixaban was approved for other indications specified in the agreement in the United States and Europe.

Astellas Pharma, Inc. (“Astellas”)

In 2010, we amended and restated the original license agreement with Astellas executed in August 2005. The amended and restated license agreement provides us certain exclusive rights to research, develop and commercialize Syk inhibitors. Pursuant to the agreement, we may be required to pay Astellas up to $71.5 million in milestone payments upon the achievement of certain regulatory, approval and sales events for each Syk inhibitor we develop. Additionally, in the event that we enter into an agreement with a third party to develop and commercialize Syk inhibitors, we would be required to pay Astellas 20% of any payments (excluding royalties) received under the collaboration. These payments would be creditable against the aforementioned milestone payments. In addition, we are required to pay Astellas royalties for worldwide sales for any commercial Syk inhibitor product.

In December 2016, we out-licensed exclusive rights to cerdulatinib in topical formulation, excluding oncology, to Dermavant Sciences GmbH (“Dermavant”). Twenty percent of the milestone payments received from Dermavant are payable to Astellas. We recognized research and development expense in our consolidated statement of operations of $0.8 million and $1.8 million for the periods ended December 31, 2017 and 2016, respectively, associated with our payment obligation to Astellas.

9. Notes Payable

BMS and Pfizer Promissory Notes

In December 2016, we entered into a supplemental funding support agreement with BMS and Pfizer whereby we received $50.0 million in exchange for two promissory notes totaling $65.0 million that become due in December 2024 (“Notes”). The use of funds is for the development activities needed for regulatory approval of andexanet alfa by the FDA and EMA as provided for in the agreement.

Pursuant to the terms of the agreement, we are required to pay down the Notes each quarter in an amount equal to 5% of net sales of andexanet alfa in the United States and the EU. Should the initial regulatory approval of andexanet alfa in the United States and EU not be achieved by January 1, 2019, one hundred percent of payments due to us under the Japan License agreement and fifty percent of all other andexanet alfa license fees and milestone payments received from third party collaborators will be applied to the notes payable. In addition, if the approval of andexanet alfa in the United States and EU is not achieved by January 1, 2019, we are able to reduce the repayment amount to $60.0 million if such amount is paid by December 31, 2021 and regardless of the timing of regulatory approval, we may reduce the repayment amount to $62.5 million if such amount is paid by December 31, 2023.  Any unpaid amounts shall become immediately due upon: 1) a change of control of Portola; 2) an event of default; and 3) termination of the agreement for breach. We have the right to prepay the repayment amount at any time without any penalty.

The accounting for such funding agreement requires us to make certain estimates and assumptions, including timing of andexanet alfa approval, timing of royalty payments due to BMS and Pfizer, the expected rate of return to BMS and Pfizer, the split between current and long-term portions of the obligation and accretion of related interest expense.

The upfront cash receipt of $50.0 million is recorded as notes payable, long term at issuance. We are accruing for interest over the term of the related note at issuance. The carrying value of the Notes at December 31, 2017, including accrued interest of $4.2 million, is $50.6 million. The total carrying value of the Notes, including accrued interest, will be classified as long-term on the consolidated balance sheet until we receive regulatory approval of andexanet alfa or until amounts are contractually payable to BMS and Pfizer.

We evaluated the features of the Notes and determined that certain features require acceleration of payments such as pursuant to a change of control or an event of default, as well as the terms that adjust the total amount of interest required to be paid based upon the timing of initial regulatory approval in the United States and EU. We determined that these features (embedded derivatives) require bifurcation and fair value recognition. We determined the fair value of each derivative using a Monte Carlo simulation model taking into account the probability of these events occurring and potential repayment amounts and timing of such payments that would result under various scenarios (see Note 3). We will remeasure the embedded derivatives to fair value each reporting period until the repayment, termination or maturity of the long-term note payable.  The fair value of the embedded derivatives was not material at December 31, 2017.

The estimated fair value of the Notes payable at December 31, 2017 was $55.5 million and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 3.

Royalty-based Financing

In February 2017, we entered into a purchase and sale agreement, or (“Royalty Sales Agreement”) with HealthCare Royalty Partners and its affiliates. (“HCR”) whereby HCR acquired a royalty interest in future worldwide net sales of andexanet alfa. We received $50.0 million upon closing and are due to receive an additional $100.0 million if U.S. regulatory approval of andexanet alfa is received prior to October 2018.

We are required to pay HCR a royalty of 2.0% based on tiered net worldwide sales of andexanet alfa. If the additional $100.0 million is received from HCR, the tiered royalty rate will increase to a range of 7.85% to 3.58%, as the applicable rate decreases starting at worldwide net sales levels above $150 million. Total royalty payments are capped at 195% of the funded amount, however, the royalty rates are subject to increase if the timing of marketing and manufacturing approvals from the FDA is not received before the dates within 2018 specified in the Royalty Sales Agreement. If andexanet alfa is not approved for commercial sale, we have no repayment obligations under this agreement. We have evaluated the terms of the Royalty Sales Agreement and concluded that the features of the funded amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt.

As the repayment of the funded amount is contingent upon the sales volumes of andexanet alfa, the repayment term may be shortened or extended depending on the actual sales of andexanet alfa. The repayment period is commencing from the first commercial sale of andexanet alfa in any country and expiring on the date when HCR has received cash payments totaling an aggregate of 195% of the funded amounts.

We evaluated the terms of the debt and determined that certain features, such as the increase in the repayment amount up to $125.0 million upon a change of control and the variability in the royalty rates based upon the timing of regulatory approvals in the United States and EU, are embedded derivatives that require bifurcation from the debt instrument and fair value recognition. We determined the fair value of each derivative using a Monte Carlo simulation model taking into account the probability of these events occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 3 to these consolidated financial statements. We will remeasure the embedded derivatives to fair value each reporting period until the time the features lapse and/or termination of the Royalty Sales Agreement. For the year ended December 31, 2017, we recognized a loss of $6.2 million upon remeasurement of the embedded derivatives.

The effective interest rate as of December 31, 2017 was 17.5%. For the year ended December 31, 2017, accrued interest in the amount of $7.4 million was added to the principal balance of the debt.

In connection with the Royalty Sales Agreement, we paid HCR a fee of $2.0 million and incurred additional debt issuance costs totaling $0.6 million, which includes expenses that we paid on behalf of HCR and expenses incurred directly by us. Debt issuance costs have been netted against the debt as of December 31, 2017 and are being amortized over the estimated term of the debt using the effective interest method. For the year ended December 31, 2017, we recognized interest expense, including amortization of the debt discount, related to the debt of $7.4 million. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized. The carrying value of the debt as of December 31, 2017 was $54.3 million, inclusive of accrued interest expense of $7.4 million and net of unamortized debt discount of $2.3 million. The total carrying value of the debt, including accrued interest, will be classified as long-term on the consolidated balance sheet until we achieve regulatory approval of andexanet alfa.

The estimated fair value of long-term debt at December 31, 2017 was $58.8 million and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 3.

10. Commitments and Contingencies

We conduct product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. We have contractual arrangements with these organizations; however, these contracts are cancelable on 30 days’ notice and our obligations under these contracts are largely based on services performed with the exception of our contract manufacturers. Non-cancelable purchase commitments with contract manufacturing organizations amount to $71.9 million, $4.0 million and $0.2 million for services to be performed in 2018, 2019 and 2020, respectively.

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

At December 31, 2017, our future minimum commitments under our non-cancelable operating leases were as follows (in thousands):

Year ending December 31:
2018	3,026
2019	2,764
2020	696
Total	$6,486

Rent expense was $1.8 million, $1.8 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

11. Stock-Based Compensation

Equity Incentive Plan

In January 2013, our Board of Directors adopted our 2013 Equity Incentive Plan, or the 2013 Plan, which became effective upon the closing of our IPO in May 2013.  As of December 31, 2017, we are authorized to issue 15,032,633 shares of common stock under the 2013 Plan. The 2013 Plan had 3,735,201 shares of common stock available for future issuance as of December 31, 2017, subject to automatic annual increases each January 1st and will continue through January 1, 2023. The automatic annual share increase is equal to 5 % of the total number of outstanding shares of our common stock on December 31st of the preceding fiscal year, unless our Board of Directors elects to forego or reduce such increase. Further, all remaining shares available under the 2003 Equity Incentive Plan, or the 2003 Plan, were transferred to the 2013 Plan upon adoption. The 2013 Plan provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards 2017 to employees, officers, directors and consultants.

In September 2017, our Board of Directors adopted an Inducement Plan (“2017 Plan”) with 1,500,000 shares authorized for issuance to new employees entering into employment with Portola in accordance with NASDAQ Listing Rule 5635(c)(5). The 2017 Plan had 864,600 shares of common stock available for future issuance as of December 31, 2017.

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

The following table summarizes stock option activities under our 2013 Plan and 2017 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Stock Options	Price Per Share
Balance at December 31, 2016	5,817,116	$25.26
Options granted	2,139,750	40.43
Options exercised	(1,080,570)	16.11
Options canceled	(361,758)	32.33
Balance at December 31, 2017	6,514,538	$31.36

Additional information related to the status of stock options at December 31, 2017, is as follows (aggregate intrinsic value in thousands):

		Weighted-
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Shares	Per Share	Life	Intrinsic Value
Outstanding	6,514,538	$31.36	7.0	$120,071
Vested	3,629,244	$25.35	5.5	$84,886

The aggregate intrinsic values of stock options outstanding and vested were calculated as the difference between the exercise price of the stock options and the fair value of our common stock as of December 31, 2017. The aggregate intrinsic value of stock options exercised was $39.3 million, $1.0 million and $35.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2017, 2016 and 2015 was $24.08, $17.15 and $22.84 per share, respectively. The total estimated grant date fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $23.0 million, $20.8 million and $12.0 million, respectively.

We recognized stock-based compensation expenses of $25.5 million, $21.2 million and $15.8 million in 2017, 2016 and 2015 respectively relating to the employee stock options. As of December 31, 2017, total unamortized employee and nonemployee stock-based compensation was $62.2 million, which is expected to be recognized over the remaining estimated vesting period of 2.8 years.

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

We recognized stock-based compensation expense of $2.3 million and $0.5 million in 2017 and 2016, respectively, relating to these PSOs.  As of December 31, 2017, the stock-based compensation expense for these PSOs had been fully recognized.

The following table summarizes PSO activities under our 2013 Plan and related information:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Stock Options	Price Per Share
Balance at December 31, 2016	180,752	$23.76
Options granted	–	–
Options exercised	(11,969)	23.76
Options canceled	(4,000)	23.76
Balance at December 31, 2017	164,783	$23.76

Additional information related to the status of PSOs at December 31, 2017, is as follows (aggregate intrinsic value in thousands):

		Weighted-
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Shares	Per Share	Life	Intrinsic Value
Outstanding	164,783	$23.76	7.9	$4,106
Vested	164,783	$23.76	7.9	$4,106

The aggregate intrinsic value of PSOs exercised was $0.4 million for the year ended December 31, 2017.  The weighted-average grant date fair value of PSOs granted during the year ended December 31, 2017 was $23.76 per share.  The total estimated grant date fair value of PSOs vested during the years ended December 31, 2017 and 2016 was $2.4 million and zero, respectively.

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

The following table summarizes RSU activities under our 2013 Plan and 2017 Plan and related information:

	Shares	Weighted-
	Subject to	Average grant
	Outstanding	date fair value
	RSU's	per share
Balance at December 31, 2016	546,507	$28.38
RSUs granted	343,800	27.15
RSUs released	(211,882)	28.26
RSUs canceled	(78,091)	27.19
Balance at December 31, 2017	600,334	$27.87

Additional information related to the status of RSUs at December 31, 2017, is as follows (aggregate intrinsic value in thousands):

		Remaining
		Contractual	Aggregate
	Shares	Life	Intrinsic Value
Outstanding	600,334	0.9	$29,224

The total grant date fair value and the total vest date fair value of RSUs vested during the years ended December 31, 2017 and 2016 was $6.0 million and $1.7 million, respectively. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2017, 2016 and 2015 was $27.15, $28.01 and $30.74 per share respectively.

We recognized stock-based compensation expenses of $8.1 million, $5.3 million and $1.5 million in the years ended December 31, 2017, 2016 and 2015, respectively, relating to these RSUs. As of December 31, 2017, there was $9.8 million of unrecognized compensation costs related to these RSUs, which is expected to be recognized over an estimated weighted-average period of 1.5 years.

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

The following table summarizes PSU activities under our 2013 Plan and related information:

	Shares	Weighted-
	Subject to	Average grant
	Outstanding	date fair value
	PSU's	per share
Balance at December 31, 2016	285,866	$29.24
PSUs granted	143,750	25.54
PSU's released	(60,374)	35.97
PSUs canceled	(64,488)	33.09
Balance at December 31, 2017	304,754	$25.34

Additional information related to the status of PSUs at December 31, 2017, is as follows (aggregate intrinsic value in thousands):

		Remaining
		Contractual	Aggregate
	Shares	Life	Intrinsic Value
Outstanding	304,754	1.0	$14,835

The total grant date fair value and the total vest date fair value of PSUs vested in 2017 was $2.1 million and $3.1 million, respectively. The total grant date fair value and the total vest date fair value of PSUs vested in 2016 was $0.7 million and $0.4 million, respectively. None of the PSUs vested in 2015. The weighted-average grant date fair value of PSUs granted during the years ended December 31, 2017, 2016 and 2015 was $25.54, $33.49 and $29.35 per share, respectively.

We recognized stock-based compensation expenses of $2.4 million, $2.5 million and $2.3 million in the years ended December 31, 2017, 2016 and 2015, respectively, relating to these PSUs. As of December 31, 2017, there was $18,000 of unrecognized compensation costs related to these PSUs, which is expected to be recognized over an estimated weighted-average period of 1.0 year.

Employee Stock Purchase Plan (“ESPP”)

The Board of Directors adopted the 2013 ESPP, effective upon the completion of the initial public offering of our common stock. As of December 31, 2017, we reserved a total of 1,818,314 shares of common stock for issuance under the 2013 ESPP. The reserve for shares available under the ESPP automatically increases on January 1st each year, beginning in 2014, by an amount equal to 2% of the total number of outstanding shares of our common stock on December 31st of the preceding fiscal year unless the Board of Directors elects to forego or reduce such increases. In 2015, the Board of Directors elected to completely forego the automatic 2016 increase of shares available under the ESPP. The ESPP had 1,611,807 shares of common stock available for future issuance as of December 31, 2017. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of our Common Stock on the first or last day of the offering period.

Options Granted to Nonemployees

We have granted options to purchase shares of common stock to consultants in exchange for services performed. We granted options to purchase 50,000, 52,000 and 66,041 shares with average exercise prices of $38.14, $24.85 and $40.85 per share, respectively, during the years ended December 31, 2017, 2016, and 2015, respectively. These options vest upon grant or various terms up to four years. We recognized non-employees stock compensation expense of $3.9 million, less than $0.1 million and $2.8 million during the years ended December 31, 2017, 2016 and 2015 respectively. The fair value of non-employees’ options was measured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported years, other than the expected life assumption, which is assumed to be the remaining contractual life of the option. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

Stock-Based Compensation

Stock-based compensation expense is reflected in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$19,779	$12,905	$11,653
Selling, general and administrative	23,505	17,457	11,205
Total stock-based compensation	$43,284	$30,362	$22,858

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

The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of these awards:

Year Ended December 31,
	2017	2016	2015
Risk-free interest rate
Stock options	1.70%-2.27%	1.01%-2.10%	1.54%-1.93%
Performance stock options	–	1.34%-1.50%	–
ESPP	0.47%-1.10%	0.26%-0.50%	0.14%
Expected term
Stock options	5.0 -6.1 years	5.0 -6.1 years	6.0 years
Performance stock options	–	5.4 -6.4 years	–
ESPP	0.5 years	0.5 years	0.5 years
Expected volatility
Stock options	60%-65%	62% - 66%	64% - 66%
Performance stock options	–	65%-66%	–
ESPP	61%-80%	54%-99%	62%
Dividend yield
Stock options	–	–	–
Performance stock options	–	–	–
ESPP	–	–	–

12. Net Loss per Share Attributable to Portola Common Stockholders

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to Portola common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2017	2016	2015
Stock options to purchase Common Stock	6,514,538	5,817,116	4,731,483
Performance stock options	164,783	180,752	–
Restricted stock units	600,334	546,507	167,750
Performance stock units	304,754	285,866	205,261
Employee stock purchase plan	32,325	37,368	15,606
Common stock warrants	1,500	1,500	1,500

Up to one million shares may be contingently issued, if certain performance conditions are met under an agreement with one of our contract manufacturers.

13. Employee Benefit Plan

We sponsor a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. We match employee contributions up to a maximum of 3% of employee salary for the years ended December 31, 2017, 2016 and 2015.  During the years ended December 31, 2017, 2016 and 2015, we recognized total expense of $910,000, $819,000 and $525,000, respectively.

14. Income Taxes

The income tax provision consists of the following (in thousands):

Year Ended December 31,
	2017	2016
Current:
Federal	$–	$–
State	–	–
Foreign	–	–
	–	-
Deferred:
Federal	$–	$–
State	–	–
Foreign	–	–
	–	–
Total provision for income taxes	$-	$-

We did not record an income tax expense for the year ended December 31, 2017 and 2016.  We recorded an income tax benefit of $0.4 million for the year ended December 31, 2015.  The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.0%	0.0%	-6.6%
Federal and state credits	8.9%	9.5%	2.5%
Excess tax benefit	8.6%	0.0%	0.0%
Stock based compensation	0.1%	-0.1%	0.0%
FIN 48 release	0.0%	0.0%	0.2%
Other	-0.1%	0.1%	0.0%
Tax impact due to tax rate reduction	-47.7%	0.0%	0.0%
Change in valuation allowance	2.6%	-38.6%	-29.9%
Foreign Rate Differential	-6.4%	-4.9%	0.0%
Total tax benefit	0.0%	0.0%	0.2%

The components of U.S. deferred tax assets and (liabilities) are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Federal and state net operating loss carryforwards	$203,897	$235,015
Federal and state research tax credit carryforwards	21,238	17,927
Federal Orphan Drug Credit	96,750	60,822
Deferred revenue	17,538	15,566
Stock options	15,995	18,734
Capitalized acquisition costs	-	819
Other	7,529	16,298
Net deferred tax assets before valuation allowance	362,947	365,181
Valuation allowance	(362,947)	(365,181)
Net deferred tax assets	$–	$–

We received orphan designation and were eligible to claim a federal orphan drug credit starting in 2015 and reported the credit in 2017 and 2016.

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence, including the fact that we have incurred significant losses in almost every year since our inception, we believe it is more likely than not that our deferred tax assets are not recognizable. Accordingly, deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $2.2 million for the year ended December 31, 2017, which consists of $133.9 million increase offset by $136.1 million decrease due to the remeasurement of the ending deferred tax assets and liabilities at 21%. The valuation allowance increased by approximately $114.2 million for the year ended December 31, 2016.

As of December 31, 2017, we had net operating loss carryforwards for federal income tax purposes of approximately $865 million and federal research tax credits of approximately $18 million and orphan drug credit of $114 million, which expire at various dates in the period from 2024 to 2037. We also have California net operating loss carry forwards of approximately $222 million which expire at various dates in the period from 2018 to 2032 and California research tax credits of approximately $8 million, which can be carried forward indefinitely. Our federal and state net operating loss carryforwards as of December 31, 2017 include amounts resulting from exercises and sales of stock option awards to employees and non-employees. When we realize the tax benefit associated with these stock option exercises as a reduction to taxable income in our returns, we will account for the tax benefit as a reduction of our income tax provision in our consolidated financial statements.

Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that we had a change of ownership, utilization of the net operating loss and tax credit carryforwards may be limited under section 382.

Uncertain Tax Positions

We are subject to taxation in the United States. We have not been audited by the Internal Revenue Service or any state tax authority. We are no longer subject to audit by the Internal Revenue Service for income tax returns filed before 2015, and by the material state and local tax authorities for tax returns filed before 2014. However, carryforward tax attributes that were generated prior to these years may still be adjusted upon examination by tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefits, beginning of period	$13,865	$3,228	$2,906
Increases due to current period positions	7,046	6,919	1,091
Decreases due to current period positions	–	–	–
Increase due to prior period positions	–	4,266	–
Decreases due to prior period positions	(181)	(548)	(404)
Decreases due to the lapse of statutes of limitations	–	-	(365)
Unrecognized tax benefits, end of period	$20,730	$13,865	$3,228

The amount of unrecognized income tax benefits that, if recognized, would affect our effective tax rate was $0 as of December 31, 2017 and December 31, 2016. If the $20.7 million and $13.9 million of unrecognized income tax benefits as of December 31, 2017 and 2016, respectively, is recognized, there would be no impact to the effective tax rate as any change will fully offset the valuation allowance. We do not expect that the unrecognized tax benefit will change within the next 12 months.

We recognize interest and penalties related to unrecognized tax benefits within income tax expense. Accrued interest and penalties are included within the related tax liability line in the accompanying consolidated balance sheets. Due to our net operating losses, we have not accrued any interest or penalty for any of our uncertain tax benefits as of December 31, 2017 and 2016.

On December 22, 2017 President Donald Trump signed into U.S. law the Tax Reform Act.  ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.  As a result of Tax Reform Act, the U.S. statutory tax rate was lowered from 35% to 21%, effective on January 1, 2018.  We are required to remeasure our U.S. deferred tax assets and liabilities to the new tax rate.  We reduced our net deferred tax assets by $136.1 million as a provisional amount due to the remeasurement which was offset by a full valuation allowance, and therefore, it had no impact to our provision for income taxes for the year ended December 31, 2017.

Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period”. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.

Amounts recorded, where we consider accounting to be provisional for the year ended December 31, 2017, principally relate to the impact of corporate income tax rate reduction on the deferred tax assets, on the corresponding change of deferred tax assets’ valuation allowance, and limitations on deductibility of compensation paid to certain highly paid employees.

The changes included in the Tax Reform Act are broad and complex. The final transition impacts of the Tax Reform Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Reform Act, any legislative action to address questions that arise because of the Tax Reform Act, and changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to estimates that we have utilized to calculate the transition impacts.

15. Related Party Transactions

Our former President and Chief Executive Officer, who is currently a member of our board of directors, is also a co-founder and member of the board of directors of Global Blood Therapeutics, Inc. (“Global Blood”), and a member of the board of directors of MyoKardia, Inc. (“MyoKardia”). In November 2012, we entered into Master Services Agreements with Global Blood and MyoKardia under which we provide certain consulting, preclinical, laboratory and clinical research related services to each of these companies. For the years ended December 31, 2017, 2016, and 2015, we recorded a reduction in research and development expense of $292,000, $313,000, and $352,000, respectively, related to amounts owed to us by Global Blood under the Master Services Agreement.

As of December 31, 2017 and 2016, receivables due from these related parties in the amount of $26,000 and $44,000, respectively, were included in prepaid expenses and other current assets on the consolidated balance sheet.

16. Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly financial information. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	2017				2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Collaboration and license revenue	$5,128	$3,787	$3,828	$9,803	$8,258	$4,231	$9,322	$13,693
Operating expenses	$(45,666)	$(69,621)	$(84,284)	$(95,654)	$(73,564)	$(61,867)	$(100,765)	$(68,893)
Net loss	$(41,764)	$(69,414)	$(82,941)	$(91,501)	$(64,974)	$(57,339)	$(91,036)	$(54,764)
Net loss (income) attributable to noncontrolling interest (SRX Cardio)	$45	$(240)	$5	$(280)	$–	$–	$(1,853)	$923
Net loss attributable to Portola	$(41,719)	$(69,654)	$(82,936)	$(91,781)	$(64,974)	$(57,339)	$(92,889)	$(53,841)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(0.74)	$(1.22)	$(1.41)	$(1.41)	$(1.15)	$(1.02)	$(1.64)	$(0.95)

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017 as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Portola Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Portola Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). In our opinion, Portola Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 1, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Redwood City, California

March 1, 2018

PART III

Certain information required by Part III is omitted from this annual report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation”, and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

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

(b)	Exhibits. The following exhibits are filed, or incorporated by reference into, this report.

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.2	Warrant to Purchase Shares of Series A Preferred Stock by and between the registrant and General Electric Capital Corporation, dated January 21, 2005.	10-Q	001-35935	4.4	11/6/13

4.3	Warrant to Purchase Shares of Series B Preferred Stock by and between the registrant and Comerica Incorporated, dated September 26, 2006.	10-Q	001-35935	4.6	11/6/13

4.4	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006.	10-Q	001-35935	4.7	11/6/13

4.5	Warrant to Purchase Shares of Common Stock by and between the registrant and HCP Life Science Assets TRS, LLC, dated December 15, 2006.	10-Q	001-35935	4.8	11/6/13

4.6	Warrant to Purchase Shares of Common Stock by and between the registrant and Bristow Investments, L.P., dated December 15, 2006.	10-Q	001-35935	4.9	11/06/13

4.7	Reference is made to Exhibits 3.1 and 3.2.

10.1	Form of Indemnity Agreement between the Registrant and its directors and officers.	S-1	333-187901	10.1	4/12/2013

10.2+	Portola Pharmaceuticals, Inc. 2003 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-187901	10.2	4/12/2013

10.3+	Portola Pharmaceuticals, Inc. 2013 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.	S-1	333-187901	10.3	4/12/2013

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.4+	Form of Executive Severance Benefits Agreement (amends and restates Form of 2006 Executive Change in Control Severance Benefits Agreement)	10-Q	001-35935	10.4	8/6/2014

10.5+	Amended Non-Employee Director Compensation Policy.	10-Q	001-35935	10.5	5/6/2016

10.6†	License Agreement by and between the registrant and Millennium Pharmaceuticals, Inc., dated as of August 4, 2004.	S-1	333-187901	10.8	4/12/2013

10.7†	Asset Purchase Agreement by and between the registrant and Millennium Pharmaceuticals, Inc., dated as of November 7, 2003.	S-1	333-187901	10.9	4/12/2013

10.8†	Letter by and between the registrant and Millennium Pharmaceuticals, Inc., dated as of December 6, 2005.	S-1	333-187901	10.10	4/12/2013

10.9†	Second Amended and Restated License Agreement by and between the registrant and Astellas Pharma, Inc., dated as of December 20, 2010.	S-1	333-187901	10.11	4/12/2013

10.10	Lease by and between the registrant and Britannia Pointe Grand Limited Partnership, dated as of December 15, 2006.	S-1	333-187901	10.13	4/12/2013

10.11	First Amendment to Lease by and between the registrant and Britannia Pointe Grand Limited Partnership, dated as of May 21, 2010.	S-1	333-187901	10.14	4/12/2013

10.12	Offer Letter by and between the Registrant and William Lis, dated as of April 29, 2008.	S-1	333-187901	10.15	4/12/2013

10.13	Offer Letter by and between the Registrant and Mardi C. Dier, dated as of July 28, 2006.	S-1	333-187901	10.17	4/12/2013

10.14	Portola Pharmaceuticals, Inc. 2013 Employee Stock Purchase Plan.	10-Q	001-35935	10.19	11/9/2017

10.15	Second Amendment to Lease made and entered into as of the 14th day of March 2014, by and between Portola Pharmaceuticals, Inc. and Britannia Pointe Grand Limited Partnership.	8-K	001-35935	10.22	3/19/2014

10.16+	Form of Restricted Stock Unit Award Grant Notice and Award Agreement—2013 Equity Incentive Plan.	10-K	001-35935	10.25	3/2/2015

10.17+	Form of Performance Stock Unit Award Grant Notice and Award Agreement—2013 Equity Incentive Plan.	10-K	001-35935	10.26	2/29/2016

10.18+	Offer Letter by and between Portola Pharmaceuticals, Inc. and Tao Fu, dated as of May 8, 2015.	10-Q	001-35935	10.27	8/5/2015

10.19+	Form of Stock Option Grant Notice for Non-Employees —2013 Equity Incentive Plan.	10-Q	001-35935	10.28	8/9/2016

10.20+	Form of Performance Stock Option Grant Notice —2013 Equity Incentive Plan.	10-Q	001-35935	10.29	8/9/2016

10.21+	Form of Restricted Stock Unit Award Grant Notice and Award Agreement for Directors—2013 Equity Incentive Plan.	10-Q	001-35935	10.30	8/9/2016

10.22+	Form of Restricted Stock Unit Award Grant Notice for Officers —2013 Equity Incentive Plan.	10-Q	001-35935	10.31	8/9/2016

10.23+	Form of Performance Stock Unit Award Grant Notice —2013 Equity Incentive Plan.	10-Q	001-35935	10.32	8/9/2016

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.24+	Market Based Performance Stock Unit Award Grant Notice—2013 Equity Incentive Plan.	10-Q	001-35935	10.33	8/9/2016

10.25+	Amended and Restated Offer Letter by and between Portola and John T. Curnutte, M.D., Ph.D., dated as of January 25, 2017.	8-K	001-35935	10.1	2/3/2017

10.26	Purchase and Sale Agreement dated as of February 2, 2017 between Portola Pharmaceuticals, Inc. and certain entities managed by Healthcare Royalty Management LLC.	10-Q	001-359351	10.37	5/9/2017
10.27*	Supplemental Funding Support Loan Agreement among Portola, Bristol-Myers Squibb Company and Pfizer Inc. dated as of December 16, 2016.	10-K	001-35935	10.35	3/1/2017

10.28+	Portola Pharmaceuticals, Inc. Inducement Plan	10-Q	001-35935	10.39	11/9/2017

10.29+	Form of Stock Option Grant Notice - Inducement Plan	10-Q	001-35935	10.40	11/9/2017

10.30+	Form of Stock Option Grant Notice for Officers - Inducement Plan	10-Q	001-35935	10.41	11/9/2017

10.31+	Form of Option Agreement - Inducement Plan	10-Q	001-35935	10.42	11/9/2017

10.32+	Form of Restricted Stock Unit Award Grant Notice - Inducement Plan	10-Q	001-35935	10.43	11/9/2017

10.33+	Form of Restricted Stock Unit Award Grant Notice for Officers - Inducement Plan	10-Q	001-35935	10.44	11/9/2017

10.34	Form of Award Agreement - Inducement Plan	10-Q	001-35935	10.45	11/9/2017

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

ITEM 16. Form 10–K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 1st day of March 2018.

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

Signature	Title	Date
/ S / WILLIAM LIS	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018
William Lis
/ S / MARDI C. DIER	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2018
Mardi C. Dier
/ S / HOLLINGS C. RENTON	Chairman of the Board of Directors	March 1, 2018
Hollings C. Renton
/ S / Jeffrey W. Bird	Director	March 1, 2018
Jeffrey W. Bird, M.D., Ph.D.
/ S / Laura A. Brege	Director	March 1, 2018
Laura A. Brege
/ S / Dennis Fenton, Ph.D.	Director	March 1, 2018
Dennis Fenton, Ph.D.
/ S / CHARLES J. HOMCY, M.D.	Director	March 1, 2018
Charles J. Homcy, M.D
/ S / John H. Johnson	Director	March 1, 2018
John H. Johnson
/ S / David C. Stump, M.D.	Director	March 1, 2018
David C. Stump, M.D.
/ S / H. Ward Wolff	Director	March 1, 2018
H. Ward Wolff