Form 10-Q
period 2018-06-30
PORTOLA PHARMACEUTICALS INC
filed 2018-08-09
CIK 1269021

fso

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 66,085,536.

PORTOLA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$173,052	$181,568
Short-term investments	262,836	281,589
Restricted cash	30	173
Trade and other receivables, net	3,421	3,750
Unbilled - collaboration and license revenue	6,491	—
Inventory	7,082	1,099
Prepaid research and development	1,282	734
Prepaid manufacturing	17,880	2,333
Prepaid expenses and other current assets	6,808	6,677
Total current assets	478,882	477,923
Property and equipment, net	5,358	5,217
Intangible assets	7,567	7,851
Long-term investments	20,777	71,076
Prepaid and other long-term assets	14	9,609
Total assets	$512,598	$571,676
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,746	$9,304
Accrued compensation and employee benefits	7,463	11,526
Accrued research and development	39,015	44,973
Accrued and other liabilities	7,456	3,552
Deferred revenue, current portion	4,928	11,169
Current portion of notes payable and long term debt	5,971	—
Total current liabilities	71,579	80,524
Notes payable, less current portion	49,937	50,565
Long term debt, less current portion	150,299	54,251
Long term obligation to collaborator, less current portion	7,527	8,000
Deferred revenue, long-term	5,194	18,798
Other long-term liabilities	8,001	10,045
Total liabilities	292,537	222,183
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 and 100,000,000 shares authorized at June 30, 2018 and December 31, 2017; 65,953,810 shares and 65,296,643 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	66	66
Additional paid-in capital	1,584,144	1,551,728
Accumulated deficit	(1,365,853)	(1,204,519)
Accumulated other comprehensive loss	(674)	(409)
Total Portola stockholders’ equity	217,683	346,866
Noncontrolling interest (SRX Cardio)	2,378	2,627
Total stockholders’ equity	220,061	349,493
Total liabilities and stockholders’ equity	$512,598	$571,676

Amounts include the assets and liabilities of SRX Cardio, LLC (“SRX Cardio”), a consolidated variable interest entity (“VIE”). Portola’s interests and obligations with respect to the VIE’s assets and liabilities are limited to those accorded to Portola in its agreement with the VIE. See Note 8, “Asset Acquisition and License Agreements,” to these condensed consolidated financial statements. See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product revenue, net	$2,265	$—	$2,871	$—
Collaboration and license revenue	1,746	3,787	7,784	8,915
Total revenues	4,011	3,787	10,655	8,915
Operating expenses:
Cost of sales	1,052	—	1,388	—
Research and development	66,440	49,292	126,507	79,937
Selling, general and administrative	40,214	20,329	71,755	35,350
Total operating expenses	107,706	69,621	199,650	115,287
Loss from operations	(103,695)	(65,834)	(188,995)	(106,372)
Interest and other income (expense), net	1,828	(124)	5,199	289
Interest expense	(4,104)	(3,456)	(6,685)	(5,095)
Net loss	(105,971)	(69,414)	(190,481)	(111,178)
Net (income) loss attributable to noncontrolling interest (SRX Cardio)	(223)	(240)	109	(195)
Net loss attributable to Portola	$(106,194)	$(69,654)	$(190,372)	$(111,373)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(1.61)	$(1.22)	$(2.90)	$(1.96)
Shares used to compute net loss per share attributable to Portola common stockholders:
Basic and diluted	65,884,767	57,050,523	65,698,391	56,872,644

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(105,971)	$(69,414)	$(190,481)	$(111,178)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	127	21	(265)	(58)
Comprehensive loss	(105,844)	(69,393)	(190,746)	(111,236)
Comprehensive (income) loss attributable to noncontrolling interest (SRX Cardio)	(223)	(240)	109	(195)
Total comprehensive loss attributable to Portola	$(106,067)	$(69,633)	$(190,637)	$(111,431)

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(190,481)	$(111,178)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,526	1,002
Net (accretion) amortization on investment securities	(1,044)	250
Non-cash interest expense	6,685	5,095
Stock-based compensation expense	24,194	22,291
Remeasurement (gain) loss on embedded derivatives liabilities	(1,569)	666
Loss on assets disposal	—	26
Changes in operating assets and liabilities:
Inventories	(5,983)	—
Trade and other receivables, net	3,035	—
Unbilled - collaboration and license revenue	203	—
Prepaid research and development	(548)	3,812
Prepaid manufacturing	(15,547)	(6,167)
Prepaid expenses and other current assets	(2,837)	(3,483)
Prepaid and other long-term assets	9,595	(1,063)
Accounts payable	(2,993)	(2,765)
Accrued compensation and employee benefits	(4,063)	754
Accrued research and development	(5,958)	(1,768)
Accrued and other liabilities	3,453	1,342
Deferred revenue	2,499	(8,915)
Other long-term liabilities	(476)	(432)
Net cash used in operating activities	(180,309)	(100,533)
Investing activities
Purchases of property and equipment	(1,263)	(304)
Purchases of intangible assets	—	(5,000)
Purchases of investments	(166,944)	(186,407)
Proceeds from maturities of investments	236,775	170,529
Net cash provided by (used in) investing activities	68,568	(21,182)
Financing activities
Proceeds from debt issuance, net	95,000	48,000
Debt issuance costs paid	—	(557)
Proceeds from issuance of common stock pursuant to equity award plans	8,222	9,623
Dividends to Noncontrolling interest (SRX Cardio)'s shareholders	(140)	—
Net cash provided by financing activities	103,082	57,066
Net decrease in cash, cash equivalents and restricted cash	(8,659)	(64,649)
Cash, cash equivalents and restricted cash at beginning of period	181,741	188,658
Cash, cash equivalents and restricted cash at end of period	$173,082	$124,009

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

Our two medicines approved by the U.S. Food and Drug Administration (“FDA”) are Andexxa® [coagulation factor Xa (recombinant), inactivated-zhzo], the first and only antidote for patients treated with rivaroxaban and apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding, and Bevyxxa® (betrixaban), the first and only oral, once-daily Factor Xa inhibitor, for the prevention of venous thromboembolism (“VTE”) in adult patients hospitalized for an acute medical illness. We received approval for Andexxa and Bevyxxa in May 2018 and June 2017, respectively. We are also advancing cerdulatinib, a spleen tyrosine kinase, or Syk, and Janus kinases, or JAK, inhibitor in development to treat hematologic cancers. We have a partnered program, which is focused on developing selective Syk inhibitors for inflammatory conditions.

We refer to our two approved drugs in this report as Andexxa and Bevyxxa. If approved outside of the United States, each drug may be marketed under different brand names. In addition, an international nonproprietary name (“INN”) has been designated for each drug. Our previous INN for Andexxa was andexanet alfa; however, in the United States this INN has been replaced with “coagulation factor Xa (recombinant), inactivated-zhzo.” For the EU and other parts of the world, andexanet alfa could remain the INN for Andexxa. Our use of Andexxa or Bevyxxa in this document in the context of continued development activities for which we have not yet received regulatory approval should not be read to imply that we have received regulatory approval for any indication or in any jurisdiction not reflected in our product labels.

2. Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of Portola, its wholly-owned subsidiaries and a development partner that is a variable interest entity (a “VIE”) for which Portola is deemed, under applicable accounting guidance, to be the primary beneficiary as of June 30, 2018. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP has been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information.

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed on March 1, 2018 with the SEC.

Reclassification

Certain prior period amounts on the accompanying condensed consolidated financial statements have been reclassified to conform to current period presentation. This reclassification did not have any material impact on our results of operations or financial condition or statement of cashflows as of December 31, 2017.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses in the condensed consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, inventory, clinical trial accruals, fair value of assets and liabilities, income taxes, in-process research and development, carrying value of notes payable and long term debt less current royalty obligations, the consolidation of VIEs, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

Cash as Reported in Condensed Consolidated Statements of Cash Flows

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash, and consists of the following (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$173,052	$181,568	$123,837	$188,480
Restricted cash (SRX Cardio)	30	173	172	178
Total cash balance in condensed consolidated statements of cash flows	$173,082	$181,741	$124,009	$188,658

Inventories

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories.

Prior to the regulatory approval of our product candidates, we incur expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products. Until the first reporting period when regulatory approval has been received, we record all such costs as research and development expense. Beginning in the fourth quarter of 2017, we began to capitalize inventory costs associated with Bevyxxa when it was determined that the inventory had a probable future economic benefit. We periodically analyze our inventory levels, and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of sales. This inventory capitalization process began to be applied to Andexxa Gen 1 supply upon FDA approval of Andexxa on May 3, 2018.

The bulk drug substance (“BDS”) in Andexxa is currently produced by one supplier. The active pharmaceutical ingredient (“API”) in Bevyxxa is also produced by one supplier. Because the BDS and API have undergone significant manufacturing specific to their intended purposes at the point they are purchased by us, we classify them as work-in-process inventory.

Customer Concentration

Customers who accounted for 10% or more of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	48%	53%	48%	47%
Daiichi Sankyo, Inc.	*	14%	18%	15%
Bristol-Myers Squibb Company and Pfizer Inc.	*	27%	*	31%

*	Less than 10%

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”), Topic 606 (ASC 606), Revenue from Contracts with Customers, using the modified retrospective method to all contracts that were not completed as of January 1, 2018. We recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of 2018. The results for our reporting periods beginning on and after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

Pursuant to ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Revenue, Net

Our product revenue consists of the U.S. sales of Andexxa, which we began shipping to customers in May 2018, and the U.S. sales of Bevyxxa, which we began shipping to customers in January 2018. Prior to January 2018 we had no product revenues. We sell Andexxa and Bevyxxa to a limited number of specialty distributors and wholesalers in the United States (“Customers”). These Customers subsequently resell our products to hospitals, pharmacies and long-term care centers. In addition to distribution agreements with Customers, we enter into arrangements with group purchasing organizations, indirect customers and payors that provide for privately negotiated rebates, chargebacks, distribution costs and discounts with respect to the purchase of our products.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, copay assistance and other allowances that are offered within contracts between us and our Customers, group purchasing organizations, payors and other indirect customers relating to our product sales. These reserves as detailed below are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method under ASC 606 for relevant factors. These factors include current contractual and statutory requirements, specific known market events and trends, industry data, and/or forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Trade Discounts and Allowances: We generally provide Customers with discounts which include incentive fees that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we compensate our Customers and indirect customers for sales order management, data, and administrative and distribution services. However, we have determined such services received to date are not distinct from our sale of products to the Customer and therefore a fair market value for these services may not be reasonably determined. Therefore, these payments have been recorded as a reduction of revenue within the condensed consolidated statement of operations for the three and six months ended June 30, 2018.

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

Chargebacks: Chargebacks are discounts that occur when contracted customers, which currently consist primarily of group purchasing organizations purchase directly from our wholesalers at a discounted price. The wholesalers, in turn, charge us back the difference between the price initially paid by the wholesaler and the discounted price paid to the wholesaler by the healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and receivables. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by Customers, and we generally issue credits for such amounts within a few weeks of the Customer’s notification to us of the resale. Reserves for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period end that we expect will be sold to qualified healthcare providers, and chargebacks that Customers have claimed but for which we have not yet issued a credit.

Payor Rebates: We contract with various private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of our products. We estimate these rebates and record such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Collaboration and License Revenue

We enter into collaboration and license agreements for the development and commercialization of our products that are within the scope of ASC 606. The terms of collaboration and license agreements typically include payments to us of one or more of the following: non-refundable or partially refundable upfront or license fees; development, regulatory and commercial milestone payments; manufacturing supply services; partial or complete reimbursement of research and development costs; and royalties on net sales of licensed products. Each of these payments results in collaboration and license revenue, except for royalties on net sales of licensed products, which are classified as royalty revenues. To date, we have not received any royalty revenues.

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

Licenses of Intellectual Property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

We receive payments from our collaborators based on billing schedules established in each contract. Upfront payments and fees may be recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the collaborators and the transfer of the promised goods or services to the collaborators will be one year or less.

Cost of Sales

Cost of sales represents primarily the costs associated with manufacturing of Andexxa and Bevyxxa, Bevyxxa net sales-based royalties payable to Millennium and amortization of an intangible asset associated with a capitalized milestone payment made to Millennium upon FDA approval of Bevyxxa. We periodically write-down inventory for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted. This ASU is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. In July 2018, the FASB issued

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In issuing ASU No. 2018-11, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact that ASU 2016-02 and ASU 2018-11 will have on our condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We are currently evaluating the impact that ASU 2018-07 will have on our condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the presentation of certain items on the statement of cash flows including among other things settlement of zero coupon debt instruments or other debt instruments with coupon interest rates that are insignificant to the effective interest rate of the borrowing. Pursuant to the new guidance, at the settlement of our promissory notes to Bristol-Myers Squibb Company (“BMS”) and Pfizer Inc. (“Pfizer”) and the fundings received from HeatlthCare Royalty Partners and its Affiliates, we should classify the portion of the cash payment attributable to the accreted interest related to the debt discount as cash outflows for operating activities, and the portion of the cash payment attributable to the principal as cash outflows for financing activities. Accretion of accrued interest will continue to be recorded as a non-cash item under operating activities. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2017, with early adoption permitted. We adopted this guidance on January 1, 2018, and the adoption had no impact on our condensed consolidated financial statements for the period ended June 30, 2018.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. We adopted the new revenue standard effective January 1, 2018 using the modified retrospective method to all contracts that were not completed as of January 1, 2018. The cumulative effect of applying the new guidance was recorded as an adjustment to accumulated deficit as of the adoption date. As a result, the following adjustments were made to the condensed consolidated balance sheet as of January 1, 2018 (in thousands):

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

The following table compares the reported condensed consolidated balance sheet and statement of operations information to the balances that do not reflect the adoption of ASC 606 as of and for the three and six months ended June 30, 2018 (in thousands, except for per share data):

	As of June 30, 2018
	As Reported	Balances Without the Adoption of ASC 606	Effect of Change
Assets:
Unbilled - collaboration and license revenue	$6,491	$—	$6,491
Trade and other receivables, net	847	—	847
Prepaid expenses and other current assets	—	847	(847)
Liabilities:
Deferred revenue, current portion	4,928	5,726	(798)
Deferred revenue, long-term	5,194	25,316	(20,122)
Stockholders' equity:
Accumulated deficit	(1,365,853)	(1,393,264)	27,411

	Three Months Ended June 30, 2018
	As Reported	Balances Without the Adoption of ASC 606	Effect of Change
Revenue:
Collaboration and license revenue	$1,746	$1,569	$177
Operating expenses:
Research and development	66,440	65,676	764
Loss from operations	(103,695)	(103,107)	(588)
Net loss	(105,971)	(105,383)	(588)
Net loss attributable to Portola	(106,194)	(105,606)	(588)
Net loss per share attributable to Portola common stockholders: Basic and diluted	$(1.61)	$(1.60)	$(0.01)

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2018
	As Reported	Balances Without the Adoption of ASC 606	Effect of Change
Revenue:
Collaboration and license revenue	$7,784	$7,925	$(141)
Operating expenses:
Research and development	126,507	125,021	1,486
Loss from operations	(188,995)	(187,368)	(1,627)
Net loss	(190,481)	(188,854)	(1,627)
Net loss attributable to Portola	(190,372)	(188,745)	(1,627)
Net loss per share attributable to Portola common stockholders: Basic and diluted	$(2.90)	$(2.87)	$(0.03)

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

The following table presents our revenues, disaggregated by timing of transfer of goods or services (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Product Revenue, net	Collaboration and License Revenue	Total	Product Revenue, net	Collaboration and License Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$2,265	$—	$2,265	$2,871	$—	$2,871
Transferred over time	—	1,746	1,746	—	7,784	7,784
Total	$2,265	$1,746	$4,011	$2,871	$7,784	$10,655

The following table presents changes in our contract assets and liabilities for the six months ended June 30, 2018 (in thousands):

	Balance at Beginning of Period	Addition	Deduction	Balance at End of Period
Contract assets:
Unbilled - collaboration and license revenue	$6,694	$5,439	$(5,642)	$6,491
Total contract assets	$6,694	$5,439	$(5,642)	$6,491

Contract liabilities:
Deferred revenue	$7,623	$6,857	$(4,359)	$10,121
Total contract liabilities	$7,623	$6,857	$(4,359)	$10,121

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant changes in the contract liabilities balances during the periods are as follows (in thousands):

	Three Months Ended as of June 30, 2018	Six Months Ended as of June 30, 2018
Cumulative catch-up adjustment to revenue related to a change in an estimate of the transaction price	$91	$1,980
Revenue recognized according to the current period performance that was included in the contract liability at the beginning of the period	753	4,032

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2018 (in thousands):

Collaborator	Transaction Price Allocated to the Remaining Performance Obligation as of June 30, 2018	Expected Year By Which Revenue Recognition Will Be Completed	Percentage of Revenue Recognized
BMS and Pfizer - 2014 agreement	$156	2019	99%
BMS and Pfizer - 2016 agreement	2,383	2021	81%
Daiichi Sankyo - 2014 agreement	3,736	2020	89%
Daiichi Sankyo - 2016 agreement	4,212	2023	69%
Bayer and Janssen - 2014 agreement	245	2019	99%
Bayer - 2016 agreement	3,762	2023	72%
Total	$14,494

Milestone payments or refundable advance payments that are not considered probable of being achieved are excluded from the transaction price until they are probable.

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

Product Revenue, Net

To date, our source of product revenue has been from the U.S. sales of Andexxa and Bevyxxa, which we began shipping to customers in May 2018 and January 2018, respectively. No costs to obtain or fulfill the contracts have been capitalized. For the three and six month periods ended June 30, 2018, we recorded a total of $1.4 million and $2.1 million, respectively, as a reduction to revenue consisting primarily of chargebacks and returns.

Collaboration and License Revenue

BMS and Pfizer

Agreement Terms

In January 2014, we entered into an agreement with BMS and Pfizer to further study Andexxa as a reversal agent for their jointly-owned, FDA-approved oral Factor Xa inhibitor, apixaban, through Phase 3 studies (the “2014 BMS and Pfizer Agreement”). We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with BMS and Pfizer we are obligated to provide research, development and regulatory approval services and participate in the Joint Collaboration Committee (“JCC”) in exchange for a partially refundable upfront fee of $13.0 million and up to $12.0 million of contingent milestone payments due upon achievement of

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

certain development and regulatory events. All consideration received and to be earned under this agreement is subject to a 50% refund contingent upon achievement of certain regulatory and/or clinical events.

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

For revenue recognition purposes, we determined that the duration of the contract began on the effective date in January 2014 and ends upon Andexxa approval in United States and Europe, which we expected to be achieved in 2020. We updated the expected duration of the contract in the second quarter of 2018 following an amendment to our development plan. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. We analyzed the impact of BMS and Pfizer terminating the agreement prior to Andexxa approval and determined that there were substantive non-monetary penalties to BMS and Pfizer for doing so. We considered quantitative and qualitative factors to reach this conclusion.

We determined that the transaction price of the 2014 BMS and Pfizer Agreement was $16.5 million as of June 30, 2018. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract and whether the occurrence of the 50% refundable feature associated with such payments was probable. We have concluded that no portion of the cash receipts should be constrained related to the refund provision because the activities that would trigger a refund are under our control and considered to be remote. As of June 30, 2018, there are no additional payments eligible to be earned.

We are utilizing a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. We believe this is the best measure of progress because other measures do not reflect how we transfer the performance obligation to our counterparty. In applying the cost-based input methods of revenue recognition, we use actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs and internal full-time equivalent effort. A cost-based input method of revenue recognition requires us to make estimates of costs to complete the performance obligations. The cumulative effect of revisions to estimated costs to complete the performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the three and six months ended June 30, 2018, we have recognized $0.8 million and $1.3 million, respectively, as license and collaboration revenue under the 2014 BMS and Pfizer Agreement and we recorded $0.2 million in deferred revenue under contract liabilities as of June 30, 2018 on the condensed consolidated balance sheets.

There were no costs incurred to obtain or fulfill the contract.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We identified the following performance obligations under the 2016 BMS and Pfizer Agreement: (1) grant of an intellectual property license in Japan, (2) to provide research and development services, and (3) to provide manufacturing services and supply Andexxa for development and commercial purposes. Because the Andexxa program had already progressed into a late-phase of development at the inception of the 2016 BMS and Pfizer Agreement, we concluded that the Japan license has standalone functionality and is capable of being distinct. However, we determined that the license is not distinct from the other obligations within the context of the agreement because the research and development services and manufacturing and supply services are necessary to increase the utility of the intellectual property and the performance of such services requires our unique expertise and experience. Accordingly, we have concluded that research and development services and manufacturing and supply services are not distinct from the license within the context of the contract and therefore the license, research and development services, manufacturing and supply services are combined into a single performance obligation.

In addition, we have identified the following customer options that will create a manufacturing obligation for us upon exercise by BMS and Pfizer: (1) commercial supply of Andexxa for sale in Japan and (2) BMS and Pfizer’s participation in manufacturing capacity expansion. We considered the status of Andexxa approval in the United States and Europe and its impact on Japan, Andexxa’s manufacturing complexities, Andexxa’s expansion plan with our existing vendors and BMS and Pfizer’s manufacturing capabilities to determine if these options constituted options with material rights. These options are not options with material rights because the $15.0 million upfront payment received by us was not negotiated to provide incremental discount for the commercial supplies payments and BMS and Pfizer’s payment for capacity expansion to be received in the future.

For revenue recognition purposes, we have determined that the duration of the contract begins on the effective date in February 2016 and ends upon estimated completion of the Andexxa Phase 4 expansion clinical trial in Japan. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. We analyzed the impact of BMS and Pfizer terminating the agreement prior to the completion of Andexxa Phase 4 expansion clinical trial in Japan and determined that there were substantive non-monetary penalties to BMS and Pfizer for doing so. We considered quantitative and qualitative factors to reach this conclusion.

We determined that the transaction price of the 2016 BMS and Pfizer Agreement was $12.3 million as of June 30, 2018 which includes routine updates for estimated costs that BMS and Pfizer will incur in developing Andexxa in Japan and are eligible to be billed to us. In determining the transaction price, we evaluated all the payments to be received during the duration of the contract. As of June 30, 2018, the transaction price includes, $15.0 million of upfront payment, $5.0 million for acceptance of the Japan New Drug Application (“JNDA”) in Japan, as management expects it to be probable of achievement, $3.1 million of estimated variable consideration for cost-sharing payments from BMS and Pfizer for agreed upon research and development services for clinical trials outside of Japan, and $0.2 million for the estimated costs of Andexxa clinical supplies to BMS and Pfizer for Andexxa Phase 4 expansion clinical trial in Japan. Our transaction price is reduced by $11.0 million for estimated payments to be made to BMS and Pfizer for costs they will incur in developing Andexxa in Japan. Regulatory approval milestones were fully constrained and therefore are not included in the transaction price, as the receipts of such milestones are outside of our control. In determining whether to constrain other milestones, we considered numerous factors, including whether receipt of the milestones is within our control, contingent upon success in future clinical trials and/or the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to BMS and Pfizer and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

We are responsible to perform certain clinical trials outside of Japan and BMS and Pfizer are responsible to perform research and development services in Japan. Outside of Japan, we are primarily responsible to perform an ethnic sensitivity study (“ESS-Study”) of Japanese ethnicity. BMS and Pfizer are responsible to expand our current Phase 3/4 clinical trial of Andexxa into Japan and to perform any further studies requested by the Japanese regulatory authorities. BMS and Pfizer will reimburse us for 33% of our costs and expenses incurred in conducting the ESS-Study and we will reimburse 66% of the costs and expenses incurred by BMS and Pfizer related to research and development services in Japan including post-approval surveillance studies as may be required by the regulatory authority.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We are utilizing a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. We believe this is the best measure of progress because other measures do not reflect how we transfer the performance obligation to our counterparty. In applying the cost-based input methods of revenue recognition, we use actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs and internal full-time equivalent effort. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the performance obligations. The cumulative effect of revisions to estimated costs to complete the performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the three and six months ended June 30, 2018, we have recognized $(1.1) million and $(0.6) million, respectively, as license and collaboration revenue under the 2016 BMS and Pfizer Agreement and have recorded $9.2 million as deferred revenue under contract liabilities as of June 30, 2018 on the condensed consolidated balance sheets.

There were no costs incurred to obtain or fulfill the contract.

Daiichi Sankyo, Inc. (“Daiichi Sankyo”)

Agreement Terms

In July 2014, we entered into an agreement with Daiichi Sankyo to study the safety and efficacy of Andexxa as a reversal agent to edoxaban, in our Phase 3 and Phase 4 studies (the “2014 Daiichi Sankyo Agreement”). We are responsible for the cost of conducting these clinical studies. Pursuant to our agreement with Daiichi Sankyo we are obligated to provide research, development and regulatory services and to manufacture and supply Andexxa in exchange for an upfront nonrefundable fee of $15.0 million, up to two contingent payments totaling $5.0 million which are payable upon the initiation of our Phase 3 study and achievement of certain events associated with scaling up our manufacturing process to support a commercial launch, and up to four payments totaling $20.0 million which are payable upon acceptance of filing and regulatory approval of Andexxa as a reversal agent to edoxaban by the FDA and European Medicines Agency (“EMA”).

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

In March 2016, we entered into an agreement with Daiichi Sankyo to perform an ESS-Study of Japanese ethnicity, perform any further studies requested by the Japanese regulatory authorities and to deliver services in connection with our collaboration agreement to commercialize Andexxa in Japan with BMS and Pfizer (the “2016 Daiichi Sankyo Agreement”). Daiichi Sankyo will reimburse us for 33% of our costs and expenses incurred to conduct the ESS-Study and between 33% and 100% of costs and expenses we incur for other studies that involve edoxaban under the terms of the arrangement.

Revenue Recognition

We assessed the 2014 Daiichi Sankyo Agreement as amended in October 2016 and the 2016 Daiichi Sankyo Agreement in accordance with ASC 606 and concluded that Daiichi Sankyo is a customer.

We concluded that the 2014 Daiichi Sankyo Agreement and the October 2016 amendment of this agreement are linked and should be accounted for as a combined agreement. We identified the following performance obligations under the combined agreement: (1) to provide research, development and regulatory services, and (2) to provide manufacturing and supply services. We determined that the research, development and regulatory services can only provide benefit to Daiichi Sankyo in combination with the manufacture and supply of Andexxa and because the manufacturing know-how is proprietary to us and cannot be provided by other vendors, the services do not qualify as distinct performance obligations. As the manufacturing and supply services are a required input to the research, development and regulatory services, we have combined all activities into a single performance obligation. The nature of the combined performance obligation is to provide research, development and regulatory services necessary to obtain approval of Andexxa as a reversal agent to edoxaban in both the United States and Europe.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For revenue recognition purposes, we determined that the duration of the contract begins on the effective date in July 2014 and ends upon Andexxa approval as a reversal agent to edoxoban in United States and Europe, which we expect to be achieved in 2020. We updated the expected duration of the contract in the second quarter of 2018 following an amendment to our development plan. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. We analyzed the impact of Daiichi Sankyo’s terminating the agreement prior to Andexxa approval and determined that there were substantive non-monetary penalties to Daiichi Sankyo for doing so. We considered quantitative and qualitative factors to reach this conclusion.

We determined that the transaction price of the 2014 Daiichi Sankyo Agreement and October 2016 amendment of this agreement was $34.0 million as of June 30, 2018. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of June 30, 2018, the transaction price includes $22.0 million of upfront payments, $9.0 million in milestones already received upon achievement of specified events and a $3.0 million milestone related to clinical metrics we have determined is probable of achievement. As of June 30, 2018, we have $5.5 million of further milestone payments eligible to be included in the transaction price but have determined they are not probable of achievement and therefore constrained. As part of our evaluation of the constraint, we considered numerous factors, including whether receipt of the milestones is outside of our control and/or contingent upon success in future clinical trial. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

We are utilizing a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. We believe this is the best measure of progress because other measures do not reflect how we transfer the performance obligation to our counterparty. In applying the cost-based input method of revenue recognition, we use actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs and internal full-time equivalent effort. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the performance obligations. The cumulative effect of revisions to estimated costs to complete the performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the three and six months ended June 30, 2018, we have recognized $(0.6) million and $0.7 million, respectively, as license and collaboration revenue under the combined 2014 Daiichi Sankyo Agreement and October 2016 amendment and have recorded $0.7 million as deferred revenue under contract liabilities as of June 30, 2018 on the condensed consolidated balance sheets.

There were no costs incurred to obtain or fulfill the contract.

We identified the following performance obligations under the 2016 Daiichi Sankyo Agreement: (1) to provide research and development services, (2) to provide regulatory approval services, and (3) to manufacture and provide clinical supply of Andexxa. We determined that our obligation to provide research and development and regulatory services can only provide benefit to Daiichi Sankyo in combination with our supply of clinical Andexxa for the Phase 4 expansion clinical study. The Andexxa manufacturing know-how is specialized and proprietary to us and cannot be provided by other vendors. Therefore, we have concluded that the research, development, regulatory and Andexxa supply services are not distinct within the context of the contract, and thus these obligations are combined into a single performance obligation.

We have exclusive rights to develop Andexxa outside of Japan and are solely responsible for performing such activities, including the ESS-Study, in support of the JNDA. Development activities occurring in Japan, including the expansion of our Phase 4 clinical trial, are the responsibility of BMS and Pfizer, however, the costs of such activities related to Factor Xa inhibitors other than apixaban are borne by us. Pursuant to this agreement, we are responsible to ensure edoxaban is included in all development activities related to Andexxa and Daiichi Sankyo will compensate us accordingly. We account for the expected cost-sharing payments from Daiichi Sankyo as an increase to the transaction price.

We determined that the transaction price of the 2016 Daiichi Sankyo Agreement was $13.6 million as of June 30, 2018 which includes routine updates for estimated reimbursable costs to be incurred in future periods. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of June 30, 2018, the transaction price includes $5.0 million of upfront payment and $3.1 million of estimated variable consideration for cost-sharing payments from Daiichi Sankyo for the ESS-study, and $5.5 million of estimated variable consideration for cost-sharing payments from Daiichi Sankyo associated with the development of Andexxa in Japan. As of June 30, 2018, we have $10.0 million of further regulatory milestone payments eligible for achievement, however, regulatory milestones have been fully constrained and thus are not included in the transaction price. In

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

determining whether to constrain these milestones, we considered numerous factors, including whether receipt of the milestones is within our control and/or contingent upon success in future clinical trials. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

We are utilizing a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. We believe this is the best measure of progress because other measures do not reflect how we transfer the performance obligation to our counterparty. In applying the cost-based input methods of revenue recognition, we use actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs and internal full-time equivalent effort. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the performance obligations. The cumulative effect of revisions to estimated costs to complete the performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the three and six months ended June 30, 2018, we have recognized $0.7 million and $1.2 million, respectively, as license and collaboration revenue under the 2016 Daiichi Sankyo Agreement and have recorded $2.1 million as Unbilled - collaboration and license revenue as of June 30, 2018 on the condensed consolidated balance sheets.

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

We identified the following performance obligation under the 2014 Bayer and Janssen Agreement: (1) to provide research and development services, (2) to provide manufacturing services and to supply Andexxa, and (3) to provide regulatory approval services. We determined that the research, development and regulatory services can only provide benefit to Bayer and Janssen in combination with the manufacture and supply of Andexxa and because the manufacturing know-how is specialized and proprietary to us and cannot be provided by other vendors, the services do not qualify as distinct performance obligations. As the manufacturing and supply services are a required input to the research, development and regulatory services, we have combined all activities into a single performance obligation. The nature of the combined performance obligation is to provide research, development and regulatory services necessary to obtain approval of Andexxa as a reversal agent to rivaroxaban in both the United States and Europe.

For revenue recognition purposes, we determined that the duration of the contract begins on the effective date of the 2014 Bayer and Janssen Agreement and ends upon Andexxa approval in the United States and Europe for rivaroxaban, expected to be achieved in 2019. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. We analyzed the impact of Bayer and Janssen terminating the agreement prior to Andexxa approval and determined that there were substantive non-monetary penalties to Bayer and Janssen Pfizer for doing so. We considered quantitative and qualitative factors to reach this conclusion.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We determined that the transaction price of the 2014 Bayer and Janssen Agreement was $25.0 million as of June 30, 2018. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of June 30, 2018, the transaction price includes, $10.0 million of upfront payment, $13.0 million in milestones that have already been achieved and a $2.0 million milestone that we deem probable of achievement following the Committee for Medicinal Products for Human Use positive trend vote and subsequent discussions with the EMA during the six months ended June 30, 2018. There is no further consideration eligible to be included in the transaction price.

We are utilizing a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. We believe this is the best measure of progress because other measures do not reflect how we transfer the performance obligation to our counterparty. In applying the cost-based input method of revenue recognition, we use actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs and internal full-time equivalent effort. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the performance obligations. The cumulative effect of revisions to estimated costs to complete the performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the three and six months ended June 30, 2018, we have recognized $1.2 million and $3.9 million, respectively, as license and collaboration revenue under the 2014 Bayer and Janssen Agreement and have recorded $1.8 million as Unbilled - collaboration and license revenue as of June 30, 2018 on the condensed consolidated balance sheets.

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

We are obligated to provide research and development services, to provide clinical drug supply and related manufacturing services and to provide regulatory approval services in exchange for an upfront nonrefundable fee of $5.0 million. We are also eligible to receive, one payment of $10.0 million which is payable upon the initial regulatory approval for Andexxa for rivaroxaban in Japan.  The $10.0 million payment will be reduced to $7.0 million if Japanese regulatory approval is attained based only upon the ESS Study results.

Revenue Recognition

We assessed the 2016 Bayer Agreement in accordance with ASC 606 and concluded that Bayer is a customer.

We identified the following performance obligations under the 2016 Bayer Agreement: (1) to provide research and development services, (2) to provide regulatory approval services, and (3) to manufacture and provide clinical supply of Andexxa. We determined that our obligation to provide research and development and regulatory services can only provide benefit to Bayer in combination with our supply of clinical Andexxa for the Phase 4 expansion clinical study. The Andexxa manufacturing know-how is specialized and proprietary to us and cannot be provided by other vendors. Therefore, we have concluded that the research, development, regulatory and Andexxa supply services are not distinct within the context of the contract, and thus these obligations are combined into a single performance obligation.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We have exclusive rights to develop Andexxa outside of Japan and are solely responsible for performing such activities, including the ESS-Study, in support of the JNDA. Development activities occurring in Japan, including the expansion of our Phase 4 clinical trial, are the responsibility of BMS and Pfizer, however, the costs of such activities related to Factor Xa inhibitors other than apixaban are borne by us. Pursuant to the 2016 Bayer agreement, we are responsible to ensure rivaroxaban is included in all development activities related to Andexxa and Bayer will compensate us accordingly. We account for the expected cost-sharing payments from Bayer as an increase to our transaction price.

We determined that the transaction price of the 2016 Bayer Agreement was $13.6 million as of June 30, 2018 which includes routine updates for estimated reimbursable costs to be incurred in future periods. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of June 30, 2018, the transaction price includes a $5.0 million upfront payment, $3.1 million of estimated variable consideration for cost-sharing payments from Bayer for the ESS-study and $5.5 million of estimated variable consideration for cost-sharing payments from Bayer associated with the development of Andexxa in Japan. As of June 30, 2018, we have $10.0 million of further regulatory milestone payments eligible for achievement, however, regulatory milestones have been fully constrained and thus are not included in the transaction price. In determining whether to constrain these milestones, we considered numerous factors, including whether receipt of the milestones is within our control and/or contingent upon success in future clinical trials. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

We are utilizing a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. We believe this is the best measure of progress because other measures do not reflect how we transfer the performance obligation to our counterparty. In applying the cost-based input methods of revenue recognition, we use actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs and internal full-time equivalent effort. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the performance obligations. The cumulative effect of revisions to estimated costs to complete the performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the three and six months ended June 30, 2018, we have recognized $0.8 million and $1.2 million, respectively, as license and collaboration revenue under the 2016 Bayer Agreement and have recorded $2.6 million as Unbilled - collaboration and license revenue as of June 30, 2018 on the condensed consolidated balance sheets.

There were no costs incurred to obtain or fulfill the contract.

4. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amounts of certain of our financial instruments, including cash and cash equivalents, restricted cash, short-term investments, receivables from collaborations, prepaid research and development,  prepaid expenses and other current assets and accounts payable, accrued research and development, accrued compensation and employee benefits, accrued and other liabilities and deferred revenue and approximate their fair value due to their short maturities. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1 –Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 –Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 –Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. Our embedded derivative liabilities are measured at fair value using a Monte Carlo simulation model and are included as a component of other long-term liabilities on the consolidated balance sheets. The embedded derivative liabilities are subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income (expense), net, in our condensed consolidated statements of operations. The assumptions used in the Monte Carlo simulation model include: (1) our estimates of both the probability and timing of manufacturing regulatory approval of Andexxa and other related events; (2) the probability-weighted net sales of Andexxa; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; (6) the probability of a change in control occurring during the term of the note; and (7) the probability of an event of default. Our noncontrolling interest in SRX Cardio includes the fair value of the contingent milestone and royalty payments, which is valued based on Level 3 inputs. See Note 8, "Asset Acquisition and License Agreements," to these condensed consolidated financial statements for further information.

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Our noncontrolling interest in SRX Cardio includes the fair value of the contingent milestone and royalty payments, which is valued based on Level 3 inputs. See Note 8, “Asset Acquisition and License Agreements,” to these condensed consolidated financial statements for further information.

The following table sets forth the fair value of our financial assets and liabilities (excluding consolidated SRX Cardio’s cash), allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$27,208	$—	$—	$27,208
Corporate notes and commercial paper	—	247,081	—	247,081
U.S. Treasury bills and government agency securities	—	163,121	—	163,121
Total financial assets	$27,208	$410,202	$—	$437,410
Financial Liabilities:
Embedded derivatives liabilities	$—	$—	$7,286	$7,286

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$31,836	$—	$—	$31,836
Corporate notes and commercial paper	—	313,164	—	313,164
U.S. Treasury bills and government agency securities	—	170,458	—	170,458
Total financial assets	$31,836	$483,622	$—	$515,458
Financial Liabilities:
Embedded derivatives liabilities	$—	$—	$8,854	$8,854

Level 3 liabilities are comprised of embedded derivative liabilities as described in Note 9 “Notes Payable” The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative liabilities, which were measured at fair value on a recurring basis (in thousands):

Balance as of December 31, 2017	$8,854
Net decrease in fair value included in interest and other income (expense), net	(1,568)
Balance as of June 30, 2018	$7,286

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

There were no transfers between any of the levels of the fair value hierarchy during the periods presented.

5. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	June 30, 2018				December 31, 2017
				Estimated				Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Money market funds	$27,208	$—	$—	$27,208	$31,836	$—	$—	$31,836
Corporate notes and commercial paper	247,454	—	(373)	247,081	313,307	2	(145)	313,164
U.S. Treasury bills and government agency securities	163,422	3	(304)	163,121	170,724	—	(266)	170,458
	$438,084	$3	$(677)	$437,410	$515,867	$2	$(411)	$515,458
Classified as:
Cash equivalents				$153,797				$162,793
Short-term investments				262,836				281,589
Long-term investments				20,777				71,076
Total cash equivalents and investments				$437,410				$515,458

At June 30, 2018, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized losses on available-for-sale securities for the periods presented. We do not intend to sell the investments with unrealized losses at June 30, 2018, and it is not more likely than not that we will be required to sell those investments with unrealized losses before recovery of their amortized cost bases, which may be maturity. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both June 30, 2018 and December 31, 2017.

6. Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Work in process	$6,894	$1,032
Finished goods	188	67
Total inventories	$7,082	$1,099

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We began capitalizing inventory during each of the quarters ended June 30, 2018 and December 31, 2017 as a result of the FDA’s approval of Andexxa and Bevyxxa, respectively, as the related costs are expected to be recoverable through the commercialization of the product. As of June 30, 2018 and December 31, 2017, prepaid manufacturing on the Condensed Consolidated Balance Sheets represent prepayments of $17.9 million and $2.3 million, respectively, made to manufacturers for the purchase of inventories which we expect to be converted to finished goods within the next twelve months. Prepayment of $9.6 million as of December 31, 2017 is classified as prepaid and other long-term assets as the production is expected after the next twelve months and the amount is deemed recoverable. As of June 30, 2018, there was no prepaid and other-term asset related to manufacturing of inventories.

We established a reserve of $0.6 million for obsolescence inventories, which was charged to cost of sales, during the three months ended June 30, 2018.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Prepaid insurances	1,992	654
Prepaid subscriptions	1,482	1,161
Prepaid other	1,474	528
Interest receivable	849	900
Prepaid rent and maintenance	658	526
Other receivable	353	2,908
Total prepaid expenses and other current assets	$6,808	$6,677

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Commercial related	$3,639	$1,694
Legal and accounting fees	727	256
Deferred rent	919	879
Current portion of long term obligation to collaborator	451	—
Other	1,720	723
Total accrued and other liabilities	$7,456	$3,552

7. Contract Manufacturing Agreements

Andexxa Manufacturing Agreements

AGC Biologics Commercial Supply Agreement (“CSA”)

In July 2014, we entered into a CSA with AGC Biologics, formerly CMC ICOS Biologics, Inc. (“AGC”), pursuant to which AGC will manufacture clinical and commercial supply of andexanet alfa. The terms of the CSA required us to purchase an aggregate fixed number of batches from AGC through 2021. In December 2016, we entered into an Amended and Restated Commercial Supply Agreement (“aCSA”) with AGC that amends and restates the terms of the original CSA. Under the aCSA, AGC will continue to manufacture bulk drug substance for Andexxa under our Gen 1 manufacturing process and will support other regulatory and manufacturing activities.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under the consolidation guidance, we determined that AGC is a Variable Interest Entity (“VIE”) and we are not the primary beneficiary and therefore consolidation of AGC is not required. As of June 30, 2018, we have not provided financial or other support to AGC that was not previously contractually required. We have recorded $0.3 million of accounts payable and $0.5 million of accrued research and development in our condensed consolidated balance sheet as of June 30, 2018. Neither the original CSA nor the aCSA require us to fund operations at AGC and therefore, historically we have quantified our maximum exposure to loss as the aggregate value of prepaid manufacturing services as of each reporting date. We have recorded $3.7 million of prepaid manufacturing services in our condensed consolidated balance sheet as of June 30, 2018. We believe that our total exposure to losses associated with the fixed pricing terms of this agreement is de minimis given the cost per batch, number of batches and time frame over which the batches will be manufactured, pursuant to the amended agreement.

Lonza Manufacturing Services Agreement

In August 2017, we executed a Manufacturing Services Agreement with Lonza AG (“Lonza”) to develop our Gen 2 manufacturing process for Andexxa bulk drug substance. The manufacturing commitments included therein are contingent upon marketing approval by either the FDA or the EMA of Andexxa manufactured at the current Porrino facility under the Gen 2 process and will remain in effect for a period of ten years. Additionally, the agreement provides Lonza with two separate rights to purchase shares of our common stock at a purchase price of $1.00 per share, contingent upon certain events. The first purchase right will be earned by Lonza upon the approval of the Gen 2 process and the commencement of process transfer activities to an additional, new facility. The second purchase right will be earned by Lonza upon the approval of the drug substance manufactured at the new facility and the number of shares will be determined based on the achievement of specified performance metrics at the new facility. The number of shares subject to each of the first and the second purchase right will be capped at the lesser of either: (1) the number of shares with an aggregate market value of $15.0 million based on a 20 day trailing market value average from the date such purchase right is earned by Lonza, or (2) 500,000 shares.

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

As of June 30, 2018, the lowest aggregate fair value of the awards was zero.

Bevyxxa Manufacturing Agreement

In 2016 we entered into a Manufacturing Agreement, as amended, with Hovione, Limited, (“Hovione”), pursuant to which Hovione will manufacture active pharmaceutical ingredient (“API”) for Bevyxxa at commercial scale and perform process validation during the term of the agreement. As of June 30, 2018, we have recorded $14.2 million in prepaid manufacturing and will make up to $4.3 million of additional payments over the remaining term of the Hovione Agreement, ending June 2019.

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

At the inception of the agreement, the identifiable assets, assumed liabilities and non-controlling interest of SRX Cardio were recorded at their estimated fair value upon the initial consolidation of SRX Cardio, including the in-process research and development intangible asset. We estimated the fair value of these indefinite-lived intangible assets to be $3.2 million and the noncontrolling interest to be $2.9 million. The fair value was estimated using present-value models on potential contingent milestones and royalty payments (“contingent future payments”), based on assumptions regarding the probability of achieving the development milestones, estimate of time to develop the drug candidate, estimates of future cash flows from potential product sales and assumptions regarding the appropriate discount rate.

As of June 30, 2018, we have not provided financial or other support to SRX Cardio that was not previously contracted or required. We recorded SRX Cardio’s $30,000 and $173,000 of cash as restricted cash as of June 30, 2018 and December 31, 2017, respectively, because (a) we do not have any interest in or control over SRX Cardio's cash and (b) the agreement does not provide for these assets to be used for the development of the intellectual property assets developed pursuant to this agreement. We recorded $223,000 and $109,000 as net income and net loss, respectively, attributable to noncontrolling interest (SRX Cardio) for the three and six months ended June 30, 2018 on our condensed consolidated statements of operations, reflecting the change in fair value of our contingent future payments liability to SRX Cardio as of June 30, 2018.

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

Under the agreement, milestone payments are determined based on the indication included in our filing and become payable upon acceptance of our new drug application, or NDA, and regulatory approval in the United States and Europe. In December 2016, the FDA accepted our NDA for Bevyxxa for extended-duration prophylaxis of venous thromboembolism, triggering a $2.0 million milestone payment to Millennium which was recorded as a research and development expense. In June 2017, Bevyxxa received regulatory approval in the United States, triggering a $5.0 million milestone payment to Millennium which is recorded as finite-lived intangible assets in our condensed consolidated balance sheet and will be amortized on a straight-line basis over the remaining estimated patent life. Amortization expenses were $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively.  These amortization expenses were recorded as cost of sales. Net product sales of Bevyxxa generated by us is subject to a tier royalty ranging between 2% and 8%.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. Notes Payable

BMS and Pfizer Promissory Notes

In December 2016, we entered into a supplemental funding support agreement with BMS and Pfizer whereby we received $50.0 million in exchange for two promissory notes totaling $65.0 million that become due in December 2024 (“Notes”). The use of funds is restricted to development activities needed for regulatory approval of Andexxa by the FDA and EMA as provided in the agreement.

Pursuant to the terms of the agreement, we are required to pay down the Notes each quarter in an amount equal to 5% of net sales of Andexxa in the United States and the European Union (“EU”). If the approval of Andexxa in the United States and EU is not achieved by January 1, 2019, we are able to reduce the repayment amount to $60.0 million if such amount is paid by December 31, 2021 and regardless of the timing of regulatory approval, we may reduce the repayment amount to $62.5 million if such amount is paid by December 31, 2023.  Any unpaid amounts shall become immediately due upon: (1) a change of control of our company; (2) an event of default; and (3) termination of the agreement for breach. We have the right to prepay the repayment amount at any time without any penalty.

The accounting for such funding agreement requires us to make certain estimates and assumptions, including timing of Andexxa approval, timing of royalty payments due to BMS and Pfizer, the expected rate of return to BMS and Pfizer, the split between current and long-term portions of the obligation and accretion of related interest expense.

The upfront cash receipt of $50.0 million is recorded as Notes payable at issuance. We are accruing for interest over the term of the related note. The carrying values of the Notes payable at June 30, 2018 and December 31, 2017 are $49.9 million and $50.6 million, respectively, including accrued interest of $6.0 million and $4.2 million, respectively, net of current portion and accounts payable of $2.3 million and zero, respectively. Current portion of notes payable and long term debt and a portion of accounts payable on the condensed consolidated balance sheet represents expected future payments to be made in the next 12 months from the balance sheet date based on the current quarter sales and the most current sales forecast. The royalty obligation relating to net sales recorded in the second quarter of 2018 is included in accounts payable on the balance sheet.

We evaluated the features of the Notes and determined that certain features require acceleration of payments such as pursuant to a change of control or an event of default. We determined that these features (embedded derivatives) require bifurcation and fair value recognition. We determined the fair value of each derivative using a Monte Carlo simulation model taking into account the probability of these events occurring and potential repayment amounts and timing of such payments that would result under various scenarios (see Note 4 “Fair Value Measurements” to these condensed consolidated financial statements). We will remeasure the embedded derivatives to fair value each reporting period until the repayment, termination or maturity of the Notes.  For the three and six months ended June 30, 2018, we recognized losses upon remeasurement of the embedded derivatives of $0.2 million and $0.8 million, respectively.

The estimated fair value of the Notes at June 30, 2018 and December 31, 2017 was $54.7 million and $55.5 million, respectively, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 4 “Fair Value Measurements” to these condensed consolidated financial statements.

Royalty-based Financing

In February 2017, we entered into a purchase and sale agreement (the “Royalty Sales Agreement”) with HealthCare Royalty Partners and its affiliates. (“HCR”) whereby HCR acquired a royalty interest in future worldwide net sales of Andexxa. We received $50.0 million upon closing and received additional $100.0 million following the U.S. regulatory approval of Andexxa in May 2018.

We are required to pay royalties to HCR based on tiered net worldwide sales of Andexxa in a range of 8.21% to 3.94%. The applicable rate decreases starting at worldwide net sales levels above $150.0 million. Total royalty payments are capped at 195% of the funding received less certain transaction expenses, or $290.6 million. These royalty rates are subject to further increases based on the timing of potential approval by the FDA of Andexxa manufactured under the Gen 2 manufacturing process. We have evaluated the terms of the Royalty Sales Agreement and concluded that the features of the funded amount are similar to those of a debt instrument.  Accordingly, we have accounted for the transaction as long-term debt.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As the repayment of the funded amount is contingent upon the sales volumes of Andexxa, the repayment term may be shortened or extended depending on the actual sales of Andexxa. The repayment period commences upon the first commercial sale of Andexxa in any country and expires on the date when HCR has received cash payments totaling $290.6 million.

We evaluated the terms of the debt and determined that certain features, such as the variability in the royalty payments based upon the timing of manufacturing approval from the FDA, is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of each derivative using a Monte Carlo simulation model taking into account the probability of these events occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 4 “Fair Value Measurements” to these condensed consolidated financial statements. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the Royalty Sales Agreement. For the three and six months ended June 30, 2018, we recognized gains of $0.1 million and $2.4 million, respectively, upon remeasurement of the embedded derivative.

The effective interest rate as of June 30, 2018 was 14.4%. For the three and six months ended June 30, 2018, accrued interest of $3.3 million and $5.0 million, respectively, was added to the principal balance of the debt. The total net royalties to be paid, less the net proceeds received will be recorded to interest expense using the effective interest method over the life of the royalty agreement. We will estimate the payments to be made to HCR over the term of the agreement based on forecasted royalties and will calculate the interest rate required to discount such payments back to the liability balance. Over the course of the royalty agreement, the actual interest rate will be affected by the amount and timing of net royalty revenue recognized and changes in forecasted revenue. On a quarterly basis, we will reassess the effective interest rate and adjust the rate prospectively as necessary.

Upon the closing of Royalty Sales Agreement in February 2017, we incurred a fee to HCR of $2.0 million and paid additional debt issuance costs totaling $0.6 million, which includes expenses that we paid on behalf of HCR and expenses incurred directly by us. Upon the subsequent funding of $100.0 million in May 2018, we incurred fees to HCR of $5.0 million. Fees and debt issuance costs have been netted against the debt as of June 30, 2018 and are being amortized over the estimated term of the debt using the effective interest method.

The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized. The carrying value of the long term debt as of June 30, 2018 and December 31, 2017 was $150.3 million and $54.3 million, respectively, including accrued interest of $12.4 million and $7.4 million, respectively, net of unamortized debt discount of $7.2 million and $2.3 million, respectively, and net of current portion and accounts payable of $4.0 million and zero, respectively. Current portion of notes payable and long term debt and a portion of accounts payable on the condensed consolidated balance sheet represents expected future payments to be made in the next 12 months from the balance sheet date based on the current quarter sales and the most current sales forecast. The royalty obligation relating to net sales recorded in the second quarter of 2018 is included in accounts payable on the balance sheet.

The estimated fair value of long-term debt at June 30, 2018 and December 31, 2017 was $154.4 million and $58.8 million, respectively, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 4 “Fair Value Measurements” to these condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. Stock Based Compensation

Stock Options

The following table summarizes stock option activity under our 2013 Equity Incentive Plan (the “2013 Plan”) and an Inducement Plan, and related information during the six months ended June 30, 2018:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Options	Price Per Share
Balance at December 31, 2017	6,514,538	$31.36
Options granted	1,421,928	46.13
Options exercised	(273,477)	23.76
Options canceled	(271,578)	40.12
Balance at June 30, 2018	7,391,411	$34.16

Performance Stock Options (“PSOs”)

The following table summarizes PSO activities under our 2013 Plan and related information during the six months ended June 30, 2018:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	PSOs	Price Per Share
Balance at December 31, 2017	164,783	$23.76
Options granted	—	—
Options exercised	(9,114)	23.76
Options canceled	—	—
Balance at June 30, 2018	155,669	$23.76

Restricted Stock Units (“RSUs”)

The following table summarizes RSU activity under our 2013 Plan and Inducement Plan, and related information during the six months ended June 30, 2018:

	Shares
	Subject to	Weighted-
	Outstanding	Average Grant Date
	RSUs	Fair Value Per Share
Balance at December 31, 2017	600,334	$27.87
RSUs granted	468,281	46.49
RSUs released	(279,555)	28.49
RSUs canceled	(39,648)	35.70
Balance at June 30, 2018	749,412	$38.87

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Performance Stock Units (“PSUs”)

In March 2018, the Compensation Committee of our Board of Directors approved a program to award up to 102,600 PSUs to the management team based on the achievement of certain regulatory and net revenue goals. The following table summarizes PSU activity under our 2013 Plan and related information during the six months ended June 30, 2018:

	Shares
	Subject to	Weighted-
	Outstanding	Average Grant Date
	PSUs	Fair Value Per Share
Balance at December 31, 2017	304,754	$25.34
PSUs granted	102,600	32.66
PSUs released	(53,107)	28.29
PSUs canceled	(23,831)	25.54
Balance at June 30, 2018	330,416	$27.13

The table below sets forth the functional classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$5,320	$6,670	$9,772	$10,820
Selling, general and administrative	7,894	6,587	14,422	11,471
Total stock-based compensation	$13,214	$13,257	$24,194	$22,291

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to Portola Common Stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options to purchase common stock	7,391,411	6,176,302	7,391,411	6,176,302
Performance stock options	155,669	180,752	155,669	180,752
Common stock warrants	1,500	1,500	1,500	1,500
Restricted stock units	749,412	646,653	749,412	646,653
Performance stock units	330,416	368,418	330,416	368,418
Employee stock purchase plan	47,743	22,982	47,743	22,982

Up to 1.0 million shares may be contingently issued, if certain performance conditions are met under an agreement with one of our contract manufacturers, as described in Note 7, Contract Manufacturing Agreements, to these condensed consolidated financial statements.

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

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic disorders and inflammation for patients who currently have limited or no approved treatment options. We refer to our two approved drugs in this report as Andexxa and Bevyxxa. If approved outside of the United States, we expect each drug may be marketed under different brand names. In addition, an international nonproprietary name (“INN”) has been designated for each drug. Our previous INN for Andexxa was andexanet alfa; however, in the United States this INN has been replaced with “coagulation factor Xa (recombinant), inactivated-zhzo.” For the EU and other parts of the world, andexanet alfa could remain the INN for Andexxa. Our use of Andexxa or Bevyxxa in this document in the context of continued development activities for which we have not yet received regulatory approval should not be read to imply that we have received regulatory approval for any indication or in any jurisdiction not reflected in our product labels.

Approved Products and Clinical Product Candidate

Product	Description	Indication	Stage	Anticipated milestones	Commercial rights
Andexxa ®	Reversal agent for certain Factor Xa inhibitors	Patients treated with rivaroxaban and apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding	U.S. Approval	•Submit our Prior Approval Supplement for Gen 2 manufacturing process 3Q 2018 •EU CHMP opinion 4Q 2018 •Initiate post-marketing study 1Q 2019	Worldwide excluding Japan
Bevyxxa ®	Oral FXa inhibitor	Extended duration VTE prophylaxis in acute medically ill patients in-hospital and post discharge for 35-42 days	U.S. Approval	•Major hospital formulary decisions in pipeline	Worldwide
Cerdulatinib	Oral, dual Syk and JAK inhibitor	Relapsed/refactory B- and T-cell malignancies	Phase 2a	•Complete Phase 2a enrollment •Initiate pivotal Phase 2b or 3 trial	Worldwide excluding topical formulation in non-oncology indications

Approved Products:

Our two FDA-approved medicines are Andexxa and Bevyxxa.

Andexxa

Andexxa was approved by the FDA on May 3, 2018 as a reversal agent for patients treated with rivaroxaban and apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding. Due to supply limitations, we began offering Andexxa to a very limited number of hospitals through an Early Supply Program ("ESP”) while we continue to advance the Gen 2 manufacturing process through the regulatory approval process. The ESP is a dedicated program for a limited number of hospitals that are predominantly ANNEXA-4 clinical trial sites, Level 1 trauma centers or comprehensive stroke centers.

We plan to submit a Prior Approval Supplement (“PAS”) to the FDA for approval of the Gen 2 manufacturing process in the third quarter of 2018 with a decision expected in the first quarter of 2019 if the PAS is accepted for review. We have successfully completed our first and second commercial scale Gen 2 manufacturing campaigns. If approved, we expect to have sufficient Gen 2 supply available to enable a broader commercial launch.

Andexxa was granted an Accelerated Approval with a requirement for a post-marketing study to verify and describe Andexxa’s clinical benefit via an open-label, randomized trial of Andexxa in acute intracranial hemorrhage in patients receiving oral Factor Xa inhibitors. The trial will include 440 patients and compare outcomes of patients treated with Andexxa to the standard of care on a 1:1 randomized scheme. We expect to conduct this study globally over approximately four years beginning in 2019.

In February 2018, the CHMP communicated a positive trend vote on our Marketing Authorization Applications (“MAA”) for Andexxa and also requested additional data with respect to Andexxa. We are working to provide European regulators with the information they requested as part of the positive trend vote, including additional data from ANNEXA-4 and more information on our Gen 2 product. Based on the positive trend vote and discussions with Committee for Medicinal Products for Human Use (“CHMP”), we anticipate submission of our application in the fourth quarter of 2018, a CHMP opinion in the fourth quarter of 2018 and a decision by the EMA in the first quarter of 2019.

In August 2018, the U.S. Centers for Medicare and Medicaid Services (“CMS”) granted a New Technology Add-on Payment (“NTAP”) for Andexxa. In the final rule concerning the Hospital Inpatient Prospective Payment System and CMS Fiscal Year 2019 (scheduled for publication in the Federal Register on August 17, 2018), CMS stated that Andexxa meets all criteria for approval for new technology add-on payments.

Bevyxxa

Bevyxxa is the first and only anticoagulant for hospital and extended duration prophylaxis (35 to 42 days) of venous thromboembolism, or VTE, in adult patients hospitalized for an acute medical illness who are at risk for thromboembolic complications due to moderate or severe restricted mobility and other risk factors for VTE. We launched Bevyxxa in the United States in January 2018 when drug supply became commercially available. In February 2018, we completed staffing and training of our current 80-person field sales and medical affairs team.

We are taking active steps to drive our launch progress, including (i) evaluating hospitalists’ role in Pharmacy and Therapeutics committees and understand what tools have been successful in driving formulary reviews, expediting reviews and approvals, and education of hospitalists’, (ii) engaging consultants to develop a VTE order set that identifies appropriate patients within the hospitalists’ service, identify certain critical barriers to Bevyxxa computerized physician order entry implementation, and determine if there is an early use path forward prior to order set completion, (iii) evaluating educational needs to help hospitalists improve the overall transition of care process, and (iv) class-of-trade specific contracting to promote access and uptake within the patient population.

In February 2018, the CHMP communicated a negative trend vote for the MAA for Bevyxxa for the prevention of VTE in adult patients hospitalized for an acute medical illness with risk factors for VTE. In March 2018, the CHMP issued a negative opinion for Bevyxxa. We appealed this opinion, and the CHMP agreed to re-examine our MAA. In July 2018, the CHMP issued its final recommendation on Bevyxxa. The CHMP maintained its negative opinion following its re-examination procedure.

Product Candidate:

Cerdulatinib

Cerdulatinib, our oral SYK/JAK inhibitor, is currently in a Phase 2a study for the treatment of relapsed/refractory B-cell and T-cell malignancies in patients who have failed multiple therapies. Cerdulatinib uniquely inhibits two key cell signaling pathways implicated in hematologic malignancies and autoimmune disease.

In June 2018 we presented data from the ongoing Phase 2a study at the American Society of Clinical Oncology Annual Meeting and at the European Hematological Association Annual Congress. Highlights of this data included: (i) the objective response rate for all patients was 47%, with demonstration of clinical activity across B-cell and T-cell malignancies including newly reported activity in the Peripheral T-Cell Lymphoma (“PTCL”) and cutaneous T-cell lymphoma (“CTCL”) cohorts, and (ii) seven of the first 20 patients evaluated in the PTCL cohort achieved a complete response. Cerdulatinib was generally well-tolerated. The most common serious adverse events occurring in ≥10 percent of patients were: lipase increase (18 percent), neutropenia (17 percent) and pneumonia/lung infection (11 percent). Additionally, five deaths due to sepsis or septic shock (three of which were concomitant with pneumonia) were considered related to cerdulatinib. These occurred primarily in patients with chronic lymphocytic lymphoma/small lymphocytic lymphoma.

There is a large unmet need for the treatment of patients with relapsed/refractory PTCL.  Current therapies are all given via IV infusion and have limited activity with overall response rates of approximately 30%.  In addition, most of these responses are partial responses.  Based on the unmet need and on the activity to date with cerdulatinib, we have prioritized development in PTCL. We plan on meeting with the FDA following completion of our Phase 2a study, and hope to initiate a pivotal trial in the United States thereafter. In addition, we remain focused on development in CTCL and Follicular Lymphoma and are exploring potential paths to approval in these diseases.

Other early stage programs

In addition to our lead product candidates, we have an exclusive in-license agreement with SRX Cardio LLC to explore a novel approach to develop a drug in the field of hypercholesterolemia.

We have other early research and development programs including a collaboration with Ora for the topical Syk inhibitor PRT2761.  PRT2761 was recently studied in a Phase 2 study for the treatment of allergic conjunctivitis where it met one of the two primary endpoints for the study.  Based on these study results, we and Ora are currently exploring the potential to pursue an indication for PRT2761 in dry eye and other ocular inflammatory diseases.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except as noted below, there have been no significant or material changes in our critical accounting policies during the six months ended June 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018.

Recent Accounting Pronouncements

See Note 2 and 3 to the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of operations

Comparison of the three and six months ended June 30, 2018 and 2017

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in thousands, except percentages)
Andexxa	$2,232	$—	$2,232	*	$2,232	$—	$2,232	*
Bevyxxa	33	—	33	*	639	—	639	*
Total product revenue, net	2,265	—	2,265	*	2,871	—	2,871	*

Total collaboration and license revenue	1,746	3,787	(2,041)	(54%)	7,784	8,915	(1,131)	(13%)

Total revenues	$4,011	$3,787	$224	6%	$10,655	$8,915	$1,740	20%

* Percentage not meaningful

The increase in total revenues during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily attributable to:

•	commercial product revenue earned from U.S. net sales of Andexxa and Bevyxxa which we began shipping to customers in May 2018 and January 2018, of $2.2 million and $33,000, respectively; and
•

a decrease in collaboration and license revenue from Bristol-Myers Squibb and Pfizer and Daiichi Sankyo  primarily due to recognition of revenue using the cost-to-completion method under the new standard, in contrast to recognizing revenue on a straight-line basis over the estimated performance period under the previous standard.

The increase in total revenues during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to:

•	commercial product revenue earned from U.S. net sales of Andexxa and Bevyxxa which we began shipping to customers in May 2018 and January 2018, of $2.2 million and $0.6 million, respectively; and
•

a decrease in collaboration and license revenue from Bristol-Myers Squibb Company and Pfizer and Daiichi Sankyo primarily due to recognition of revenue using the cost-to-completion method under the new standard, in contrast to recognizing revenue on a straight-line basis over the estimated performance period under the previous standard.

Cost of Sales

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Increase	% Increase	2018	2017	Increase	% Increase
	(in thousands, except percentages)
Cost of sales	$1,052	$—	$1,052	*	$1,388	$—	$1,388	*

* Percentage not meaningful

During the three and six months ended June 30, 2018, we recognized $1.1 million and $1.4 million, respectively, of cost of sales related to Andexxa and Bevyxxa.  The Bevyxxa cost of sales includes net sales-based royalties payable to Millennium, amortization of an intangible asset associated with the Bevyxxa program and a $0.6 million reserve set up for obsolete inventories during the three months ended June 30, 2018.  Prior to FDA approval, manufacturing and related costs were expensed. Accordingly, these costs were not capitalized and as a result are not fully reflected in the cost of sales during the current period. Inventories manufactured prior to the FDA’s approval of Andexxa and Bevyxxa, totaling approximately $22.5 million and $21.2 million, respectively, were expensed as research and development expense as incurred.  Once we have depleted all inventories that were previously expensed, we expect cost of sales to increase on a per unit basis as we begin selling products that have inventoried costs that reflect our full cost of manufacturing.

Research and development expenses

	Phase of	Three Months Ended June 30,				Six Months Ended June 30,
	Development	2018	2017	Change	% Change	2018	2017	Change	% Change
Product candidate		(in thousands, except percentages)
Andexanet alfa	Phase 2/3/4	$51,144	$30,495	$20,649	68%	$97,030	$43,718	$53,312	122%
Betrixaban	Phase 1/3	5,147	14,450	(9,303)	-64%	13,436	28,908	(15,472)	-54%
Cerdulatinib	Phase 1/2a	6,946	3,333	3,613	108%	11,393	5,185	6,208	120%
Syk selective inhibitor	Pre-clinical	320	50	270	540%	349	89	260	292%
Other research and development expenses(1)		2,883	964	1,919	199%	4,299	2,037	2,262	111%
Total research and development expenses		$66,440	$49,292	$17,148	35%	$126,507	$79,937	$46,570	58%

(1)	Amounts in all periods include costs for other potential product candidates.

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our un-partnered product candidates, as well as discovery and development of clinical candidates pursuant to our collaboration agreements. Andexxa and Bevyxxa were approved by the FDA in May 2018 and June 2017, respectively. Research and development activities in 2017 and 2018 continue to be incurred after FDA approval, including work to support additional regulatory approvals. Other examples of these activities would be efforts to support a label expansion, to develop product candidates for additional indications, work required by regulatory agencies as a condition of our approval and work to obtain additional regulatory approvals needed for new manufacturing facilities.

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

The increase in research and development expenses during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily attributable to:

•

increased program costs of $20.6 million related to Andexxa, which was primarily driven by manufacturing activities associated with our Gen 2 product with our contract manufacturer, Lonza, during the current quarter;

•	increased program costs of $3.6 million related to cerdulatinib primarily due to increased manufacturing expenses; and
•	decreased program costs of $9.3 million related to Bevyxxa, which was largely the result of capitalizing manufacturing expenses that were recorded as research and development expenses in 2017.

The increase in research and development expenses during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to:

•

increased program costs of $53.3 million related to Andexxa, which was primarily driven by manufacturing activities associated with our Gen 2 product with our contract manufacturer, Lonza, during the first half of 2018;

•	increased program costs of $6.2 million related to cerdulatinib primarily due to increased manufacturing expenses; and
•	decreased program costs of $15.5 million related to Bevyxxa, which was largely the result of capitalizing manufacturing expenses that were recorded as research and development expenses in 2017.

Selling, general and administrative expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Increase	% Increase	2018	2017	Increase	% Increase
	(in thousands, except percentages)
Selling, general and administrative expenses	$40,214	$20,329	$19,885	98%	$71,755	$35,350	$36,405	103%

Selling, general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services and sales and marketing expenses related to commercial launch preparation.

The increase in selling, general and administrative expenses during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily attributable to:

•	increased headcount-related costs of $12.5 million resulting from the hiring of our sales force and supporting commercial functions; and
•	increased external costs of $5.7 million associated with commercial and marketing initiatives to support the launch of Andexxa and Bevyxxa.

The increase in selling, general and administrative expenses during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to:

•	increased headcount-related costs of $22.2 million resulting from the hiring of our sales force and supporting commercial functions; and
•	increased external costs of $10.3 million associated with commercial and marketing initiatives to support the launch of Andexxa and Bevyxxa.

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

Interest and other income (expense), net

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Increase	% Increase	2018	2017	Increase	% Increase
	(in thousands, except percentages)
Interest and other income (expense), net	$1,828	$(124)	$1,952	1574%	$5,199	$289	$4,910	1699%

The increase in interest and other income (expense), net during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to:

•	$1.2 million greater interest income earned from higher investment balances in the current period.

The increase in interest and other income (expense), net during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to:

•	$2.2 million increase in gain recognized upon remeasurement of embedded derivative liabilities; and
•	$2.5 million greater interest income earned from higher investment balances in the current period.

Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Increase	% Increase	2018	2017	Increase	% Increase
	(in thousands, except percentages)
Interest expense	$4,104	$3,456	$648	19%	$6,685	$5,095	$1,590	31%

The increase in interest expense during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to:

•	Additional $95.0 million of funding received in May 2018.

The increase in interest expense during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to:

•	$95.0 million of funding received in May 2018; and
•	long-term debt from HealthCare Royalty Partners and its affiliates that was outstanding for six months during 2018 as compared to five months in 2017.

Liquidity and capital resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have financed our operations primarily through sales of our equity securities, collaborations, including loans from our collaboration partners, a royalty-based financing arrangement, and sales of commercial and development rights to some of our product candidates. Our expenditures are primarily related to research and development activities, including clinical trial and manufacturing-related costs, and commercial preparation costs. At June 30, 2018, we had available cash, cash equivalents and investments of $456.7 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our current collaboration and license agreements. Our future funding requirements will depend on many factors, including the following:

•	the cost, timing and outcomes of regulatory approvals;
•

the cost of manufacturing our product candidates, including process improvements in order to manufacture product candidates at commercial scale, and establishing commercial supplies of our product candidates;

•	the cost and timing of establishing sales, marketing and distribution capabilities in the United States and abroad;
•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;
•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;
•	the receipt of any collaboration payments;
•	the number and characteristics of product candidates that we pursue;
•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;
•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands, except percentages)
Cash used in operating activities	$(180,309)	$(100,533)
Cash provided by (used in) investing activities	$68,568	$(21,182)
Cash provided by financing activities	$103,082	$57,066
Net decrease in cash, cash equivalents and restricted cash	$(8,659)	$(64,649)

Cash used in operating activities

Cash used in operating activities was $180.3 million for the six months ended June 30, 2018, compared to cash used of $100.5 million for the same period in 2017. Operating cash flows can differ from our condensed consolidated net loss as a result of differences in the timing of cash receipts and non-cash charges.

Cash used in operating activities for the six months ended June 30, 2018 includes payments made to our contract manufacturing organizations for the manufacture of Andexxa and Bevyxxa totaling $76.5 million and $7.6 million, respectively, $71.4 million of disbursements to third-party vendors to support planned research and development and selling and general and administrative operations, and $36.5 million in payroll and related employee costs. These cash outflows were partially offset by cash receipts of  $16.7 million, which was primarily from $12.8 million in receipts from our Andexxa collaboration agreements and the receipt of $3.8 million associated with a milestone earned pursuant to our out-license of cerdulatinib in topical formulation.

Cash used in operating activities for the six months ended June 30, 2017 includes payments made to our contract manufacturing organizations for the manufacture of Andexxa and Bevyxxa totaling $20.5 million and $9.0 million, respectively, $50.3 million of disbursements to third-party vendors to support routine research and development and selling and general and administrative operations and $19.3 million in payroll and related employee costs.

Cash provided by (used in) investing activities

Cash provided by investing activities was $68.6 million for the six months ended June 30, 2018, compared to $21.2 million of cash used in investing activities for the same period in 2017.

Cash provided by investing activities for the six months ended June 30, 2018 was primarily related to proceeds from maturities of investments of $236.8 million, partially offset by investments of $166.9 million and fixed asset purchases of $1.3 million.

Cash used in investing activities for the six months ended June 30, 2017 was primarily related to investments of $186.4 million, intangible assets purchase of $5.0 million and fixed assets purchase of $0.3 million, partially offset by proceeds from maturities of investments of $170.5 million.

Cash provided by financing activities

Cash provided by financing activities was $103.1 million for the six months ended June 30, 2018, compared to $57.1 million of cash provided for the same period in 2017.

Cash provided by financing activities of $103.1 million for the six months ended June 30, 2018 was primarily related to net proceeds from debt issuance of $95.0 million, and $8.2 million in net proceeds from the issuance of common stock pursuant to equity awards.

Cash provided by financing activities of $57.1 million for the six months ended June 30, 2017 was related to net proceeds from debt issuance of $48.0 million, and $9.6 million in net proceeds from the issuance of common stock pursuant to equity awards. These cashflows were partially offset by payments of debt issuance costs of $0.6 million.

Off-balance sheet arrangements and contractual obligations

In May 2018, we received an additional $100.0 million from HCR following the U.S. regulatory approval of Andexxa. We are required to pay HCR a royalty on our net worldwide sales of Andexxa. See Note 9 to the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding this obligation.

There were no material changes during the six months ended June 30, 2018 outside of the ordinary course of business in our specified contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2018, we had cash, cash equivalents and investments of $456.7 million consisting of cash and liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development, manufacturing, regulatory and commercialization activities with vendors in Europe.  We made payments in the aggregate amount of €54.7 million and €11.1 million to our European vendors during the six months ended June 30, 2018 and 2017, respectively. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the six months ended June 30, 2018 and 2017, respectively, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

ITEM 4:	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our co-principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on such evaluation, our co-principal executive officers and principal financial officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early stage commercial biopharmaceutical company.  We launched our first commercial product, Bevyxxa, in January 2018 and our second commercial product, Andexxa, in May 2018. Andexxa and Bevyxxa are our only approved products, and we continue to incur significant expenses related to the commercialization of these products, our ongoing and planned future clinical studies, research and development activities for cerdulatinib and our other product candidates, and selling, general and administrative activities. Our operating expenses increased during the second quarter of 2018, and we do not anticipate a decrease in the near term. As of June 30, 2018, we had an accumulated deficit of approximately $1.4 billion.

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

We have recently launched commercial operations and are advancing multiple product candidates through the research and clinical development process. The development and commercialization of Andexxa, Bevyxxa, cerdulatinib and our product candidates will continue to require substantial funds. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

We are in the early stages of developing our sales and marketing infrastructure and have limited history of selling, marketing or distributing therapeutic products. To achieve commercial success for Andexxa, Bevyxxa or any current or potential product candidate, we must continue to develop a sales and marketing organization or outsource these functions to third parties. We plan to establish and expand hospital-based sales force in the United States and possibly other major markets and work with partners in other parts of the world to commercialize our products globally. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of Gen 2 Andexxa or a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

The development and commercialization of new therapeutic products is highly competitive. We face competition with respect to commercializing Andexxa, Bevyxxa and developing our current product candidates, and we will face competition with respect to any products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell direct or indirect anticoagulants for use in various disease states, including injectable anticoagulants for the prevention of VTE in acutely ill medical patients. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Some of these competitors are or may be attempting to develop therapeutics for our target indications.

While there are no therapies other than Andexxa approved specifically as antidotes for fXa inhibitors, we are aware of at least one drug candidate that has been studied in early stage clinical trials as a potential antidote to fXa inhibitors. In addition, Andexxa may compete with the off-label use of other treatments designed to enhance coagulation, such as FFP, PCCs, rFVIIa or whole blood. Although there is no approved indication for these products in patients taking fXa inhibitors, physicians may choose to use them because of familiarity, cost or other reasons. In addition, we are aware that several companies have conducted preclinical research on compounds intended to be antidotes for fXa inhibitors.

In addition, most of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain or maintain market share and undermine the value proposition that we might otherwise be able to offer to payors. Bevyxxa is indicated for the prophylaxis of VTE in adult patients hospitalized for an acute medical illness who are at risk for thromboembolic complications due to moderate or severe restricted mobility and other risk factors. The current standard of care for VTE prophylaxis in acute medically ill patients in the United States is a 6- to 14-day administration of enoxaparin, marketed as Lovenox ® and also available in generic form. Enoxaparin is a low cost therapy that is widely accepted by physicians, patients and third-party payors. As a result, we may face difficulties in marketing Bevyxxa in this patient population. Additionally our competitors may have the financial and other resources to conduct additional clinical studies in an effort to obtain regulatory approval for use of their drugs for VTE prophylaxis in acutely ill medical patients. For example, Bayer and Janssen are expected to publish results from their Phase 3 MARINER clinical trial evaluating the safety and efficacy of rivaroxaban for up to 45 days post hospital discharge (after enoxaparin in hospital) to reduce the risk of symptomatic VTE in medical ill patients. If the MARINER trial is successful, Bevyxxa is expected to face increased competition in the marketplace from a drug which would be used as a different treatment strategy (post discharge only) in an overlapping patient population. Such treatment strategy would not require physicians, patients and third-party payors to replace enoxaparin with a higher priced therapy in the hospital.

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

In order to market Andexxa, Bevyxxa or our future products in the European Economic Area, or EEA, and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. Before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

In July 2018, the CHMP issued a final recommendation on betrixaban for the prevention of VTE in adult patients hospitalized for an acute medical illness with risk factors for VTE, including VTE-related death.  The CHMP maintained its negative opinion issued in February 2018 following a re-examination procedure requested by the Company. Failure to obtain marketing approval of Bevyxxa in the EU will reduce the commercial potential of Bevyxxa and could also have a negative impact on our efforts to commercialize and obtain market acceptance for Bevyxxa in the US market.

In February 2018, the CHMP communicated a positive trend vote on the MAA for Andexxa. While a positive trend vote is considered a positive (although not determinative) indicator for the potential outcome for the formal CHMP opinion, the CHMP also requested additional data with respect to Andexxa which will delay the date of the formal opinion until the fourth quarter of 2018. In addition, at this time we cannot be certain that we will be able to provide the additional data to the CHMP in a form satisfactory to the CHMP, or that the additional data will support a positive opinion. Failure to obtain marketing approval of Andexxa in the EU would reduce the commercial potential of Andexxa.

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

*The FDA’s approval of Andexxa was limited to patients treated with rivaroxaban and apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding, and additional clinical studies and regulatory applications will be required to expand Andexxa indications. We can provide no assurances that such clinical studies or regulatory applications will be successful.

We are developing Andexxa as a universal antidote for patients receiving a Factor Xa inhibitor anticoagulant when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery/urgent procedures. Our approval of Andexxa was limited to patients treated with rivaroxaban and apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding. Our studies have not yet included patients requiring emergency surgery or urgent procedures and we do not anticipate obtaining this indication without clinical data. We expect that we will also be required to provide additional clinical data to support addition to our label of other Factor Xa inhibitors, including Bevyxxa, edoxaban and enoxaparin. Additional clinical studies will require additional time and expense and may not prove successful. Limitations in our label for Andexxa will reduce the number of patients for whom Andexxa is indicated and could reduce the size of the anticipated market and our financial prospects. In addition, our label for Andexxa includes a boxed warning that treatment with Andexxa has been associated with serious and life‑threatening adverse events, thromboembolic events, ischemic events, cardiac arrest and sudden deaths. This boxed warning may adversely impact market acceptance and the commercial potential of Andexxa. There can be no assurance that further clinical experience will provide a basis to remove this boxed warning.

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

We have encountered uncertainties and risks associated with scaling up the manufacturing for Andexxa. The manufacture of biologics involves complex processes, typically including developing cell lines or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. The cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process is more complex and can be difficult to reproduce. Even though we have completed our process validation campaign for Gen 2 commercial scale manufacturing, there is no guarantee we will be successful in obtaining regulatory approval for this process. Due to the high cost to manufacture Andexxa and the inherent uncertainty related to manufacturing costs, there is a relatively greater risk that Andexxa may not be commercially viable.

We have received commercial approval from the FDA for Andexxa based on Gen 1 supply from AGC. However, our Gen 1 manufacturing process was designed to produce Andexxa for our clinical studies on a small scale and is capable of manufacturing only limited supply to support a commercial launch in relation to projected demand. We are currently discussing options with the FDA and our commercial manufacturing organizations for expanding commercial supply post-approval. Commercial supply of Andexxa at launch will be limited to our Gen 1 supply until such time as we can obtain approval for Gen 2 material.

In order to obtain FDA approval of Gen 2 material produced by Lonza, the vendor’s manufacturing facility will need to pass a pre-approval regulatory inspection and we will need to demonstrate that such material is comparable to the clinical material we previously used and material produced in our Gen 1 process.  Demonstrating comparability can require significant pre-clinical and clinical studies. The material may also be considered a new biological entity and a new clinical program, possibly commencing with Phase 1, and a full BLA submission may be required for approval, resulting in additional time and expense. If we are not able to establish a commercial-scale manufacturing process for Andexxa in a timely manner, or at all, our business, financial condition, results of operations and growth prospects would be materially adversely affected.

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

We do not own facilities for clinical-scale or commercial manufacturing of our product candidates and we rely on third-party suppliers to manufacture Andexxa, Bevyxxa and our product candidates. For example, we have contracted with AGC Biologics to manufacture Andexxa bulk drug substance to support our U.S. commercial launch, and we have engaged Lonza to develop a new, higher-capacity and lower cost process for Andexxa bulk drug substance in order to support our broader, worldwide commercialization strategy. We have entered into a manufacturing agreement with Hovione for the manufacture of Bevyxxa and expect to rely on this manufacturing organization to supply Bevyxxa for U.S. commercial launch and, if approved by the EMA, the EU launch. If Hovione fails for any reason to deliver adequate quantities of Bevyxxa, the commercial launch of Bevyxxa will be delayed or disrupted. We also rely or expect to rely on other third party providers for raw materials, drug substance and drug product manufacturing, packaging, labeling and supply chain distribution. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug supply necessary for our clinical and commercial needs, or if any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product candidate until a qualified alternative supplier is identified, which could also significantly disrupt, delay the development of, and impair our ability to commercialize, our product candidates.

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

RISKS RELATED TO THE OPERATION OF OUR BUSINESS

* Our future success depends on our ability to retain our interim Co-Presidents, John Curnutte and Mardi Dier, and other key executives, and if we are not able to retain these members of our management, recruit and retain a new Chief Executive Officer, or retain or recruit additional management and other key personnel, our business will suffer.

Recruiting and retaining leadership and other key personnel is critical to our success. Our former Chief Executive Officer, William Lis, retired on August 1, 2018. Mr. Lis has been retained to provide transition and consultant services through June 30, 2020, and our board of directors has appointed John T. Curnutte, M.D., Ph.D., and Mardi C. Dier as interim Co-Presidents in addition to their current positions as the Company’s Executive Vice President, Research and Development, and Chief Financial Officer, respectively. We are highly dependent on Dr. Curnutte and Ms. Dier and the other principal members of our executive and leadership teams. Although our board of directors has retained an executive search firm and has initiated a search for a full-time successor to Mr. Lis, we cannot guarantee that we will find a successor with our desired qualifications, on our preferred terms, on our anticipated timelines, or at all. We may not be able to attract and retain management and other key personnel in the future, due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area. We also may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of personnel from universities, research institutions and technology companies. In addition, we rely on consultants and advisors to assist us in formulating our business strategies. Our consultants and advisors may also perform services for companies other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

We may not have sufficient insurance coverage for future product liability claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, harm our reputation in the industry, significantly increase our expenses, and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and operating results.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Certificate of Amendment to the Portola Pharmaceuticals, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35935	3.1	6/11/2018

3.3	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.5	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006	10-Q	001-35935	4.7	11/06/2013

4.6	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and HCP Life Science Assets TRS, LLC, dated December 15, 2006	10-Q	001-35935	4.8	11/06/2013

4.7	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and Bristow Investments, L.P., dated December 15, 2006	10-Q	001-35935	4.9	11/06/2013

10.35+	Letter Agreement with William Lis dated June 3, 2018	8-K	001-35935	10.1	6/04/2018

10.36+*	Letter Agreement with John T. Curnutte, M.D., Ph.D dated June 3, 2018

10.37+*	Letter Agreement with Mardi C. Dier dated June 3, 2018

10.38+*	Letter Agreement with John H. Lawrence, M.D. dated June 3, 2018

10.39+*	Letter Agreement with John B. Moriarty, J.D. dated June 3, 2018

10.40+*	Offer Letter by and between Portola Pharmaceuticals, Inc. and John H. Lawrence, M.D. dated October 18, 2017

10.41+*	Offer Letter by and between Portola Pharmaceuticals, Inc. and John B. Moriarty dated January 18, 2018

10.42+*	Offer Letter by and between Portola Pharmaceuticals, Inc. and Glenn Brame dated June 8, 2018

31.1*	Certification of Co-Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended

32.1*

Certification Co-Principal Executive Officers and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan
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

PORTOLA PHARMACEUTICALS, INC.

Date: August 9, 2018	By:	/s/ Mardi C. Dier
Mardi C. Dier
Interim Co-President and Chief Financial Officer
(Co-Principal Executive Officer and Principal Financial Officer)

Date: August 9, 2018	By:	/s/ John T. Curnutte
John T. Curnutte
Interim Co-President and Head of Research and Development
(Co-Principal Executive Officer)