Form 10-Q
period 2018-09-30
PORTOLA PHARMACEUTICALS INC
filed 2018-11-07
CIK 1269021

fso

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 66,434,026.

PORTOLA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$146,700	$181,568
Short-term investments	223,284	281,589
Restricted cash	272	173
Trade and other receivables, net	7,150	3,750
Unbilled - collaboration and license revenue	9,872	—
Inventories	6,123	1,099
Prepaid research and development	963	734
Prepaid manufacturing	4,071	2,333
Prepaid expenses and other current assets	5,257	6,677
Total current assets	403,692	477,923
Property and equipment, net	4,921	5,217
Intangible assets	7,423	7,851
Long-term investments	10,881	71,076
Prepaid and other long-term assets	20,788	9,609
Total assets	$447,705	$571,676
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,163	$9,304
Accrued compensation and employee benefits	8,197	11,526
Accrued research and development	16,675	44,973
Accrued and other liabilities	9,293	3,552
Deferred revenue, current portion	2,358	11,169
Current portion of notes payable and long term debt	9,395	—
Total current liabilities	61,081	80,524
Notes payable, less current portion	49,074	50,565
Long term debt, less current portion	152,675	54,251
Long term obligation to collaborator, less current portion	7,204	8,000
Deferred revenue, long-term less current portion	5,085	18,798
Other long-term liabilities	5,658	10,045
Total liabilities	280,777	222,183
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 and 100,000,000 shares authorized at September 30, 2018 and December 31, 2017; 66,434,026 shares and 65,296,643 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	67	66
Additional paid-in capital	1,601,950	1,551,728
Accumulated deficit	(1,437,156)	(1,204,519)
Accumulated other comprehensive loss	(437)	(409)
Total Portola stockholders’ equity	164,424	346,866
Noncontrolling interest (SRX Cardio)	2,504	2,627
Total stockholders’ equity	166,928	349,493
Total liabilities and stockholders’ equity	$447,705	$571,676

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

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product revenue, net	$7,176	$—	$10,047	$—
Collaboration and license revenue	7,001	3,828	14,785	12,743
Total revenues	14,177	3,828	24,832	12,743
Operating expenses:
Cost of sales	4,292	155	5,680	155
Research and development	40,237	55,273	166,744	135,210
Selling, general and administrative	38,792	28,856	110,547	64,206
Total operating expenses	83,321	84,284	282,971	199,571
Loss from operations	(69,144)	(80,456)	(258,139)	(186,828)
Interest and other income, net	3,924	663	9,123	952
Interest expense	(5,957)	(3,148)	(12,642)	(8,243)
Net loss	(71,177)	(82,941)	(261,658)	(194,119)
Net (income) loss attributable to noncontrolling interest (SRX Cardio)	(126)	5	(17)	(190)
Net loss attributable to Portola	$(71,303)	$(82,936)	$(261,675)	$(194,309)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(1.08)	$(1.41)	$(3.97)	$(3.38)
Shares used to compute net loss per share attributable to Portola common stockholders:
Basic and diluted	66,165,104	58,940,764	65,855,672	57,569,593

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(71,177)	$(82,941)	$(261,658)	$(194,119)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	237	33	(28)	(25)
Comprehensive loss	(70,940)	(82,908)	(261,686)	(194,144)
Comprehensive (income) loss attributable to noncontrolling interest (SRX Cardio)	(126)	5	(17)	(190)
Total comprehensive loss attributable to Portola	$(71,066)	$(82,903)	$(261,703)	$(194,334)

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(261,658)	$(194,119)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,303	1,667
Net (accretion) amortization on investment securities	(1,519)	217
Non-cash interest expense	12,642	8,244
Stock-based compensation expense	35,587	32,405
Remeasurement (gain) loss on embedded derivatives liabilities	(3,668)	657
Provision for excess and obsolete inventories	2,246	—
Loss on assets disposal	14	50
Changes in operating assets and liabilities:
Inventories	(15,597)	—
Trade and other receivables, net	(694)	—
Unbilled - collaboration and license revenue	(3,178)	—
Prepaid research and development	(229)	5,411
Prepaid manufacturing	(1,738)	—
Prepaid expenses and other current assets	(1,286)	(6,087)
Prepaid and other long-term assets	(2,852)	(4,395)
Accounts payable	4,749	3,426
Accrued compensation and employee benefits	(3,329)	4,104
Accrued research and development	(28,298)	326
Accrued and other liabilities	5,044	2,081
Deferred revenue	(180)	(12,743)
Notes payable, long term debt and long term obligation to collaborator	(316)	—
Other long-term liabilities	(720)	(657)
Net cash used in operating activities	(262,677)	(159,413)
Investing activities
Purchases of property and equipment	(1,577)	(1,542)
Purchases of intangible assets	—	(5,000)
Purchases of investments	(218,330)	(373,976)
Proceeds from maturities of investments	338,320	250,293
Net cash provided by (used in) investing activities	118,413	(130,225)
Financing activities
Proceeds from debt issuance, net	95,000	48,000
Proceeds from issuance of common stock, net	—	380,552
Debt issuance costs paid	—	(557)
Proceeds from issuance of common stock pursuant to equity award plans, net	14,635	17,563
Payment of public offering cost	—	(387)
Dividends to Noncontrolling interest (SRX Cardio)'s shareholders	(140)	—
Net cash provided by financing activities	109,495	445,171
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,769)	155,533
Cash, cash equivalents and restricted cash at beginning of period	181,741	188,658
Cash, cash equivalents and restricted cash at end of period	$146,972	$344,191

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

We refer to our two approved drugs in this report as Andexxa and Bevyxxa. If approved outside of the United States, each drug may be marketed under different brand names. In addition, an international nonproprietary name (“INN”) has been designated for each drug. Our previous INN for Andexxa was andexanet alfa; however, in the United States this INN has been replaced with “coagulation factor Xa (recombinant), inactivated-zhzo.” For the European Union (“EU”) and other parts of the world, andexanet alfa could remain the INN for Andexxa. Our use of Andexxa or Bevyxxa in this document in the context of continued development activities for which we have not yet received regulatory approval should not be read to imply that we have received regulatory approval for any indication or in any jurisdiction not reflected in our product labels.

2. Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of Portola, its wholly-owned subsidiaries and a development partner that is a variable interest entity (a “VIE”) for which Portola is deemed, under applicable accounting guidance, to be the primary beneficiary as of September 30, 2018. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP has been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information.

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed on March 1, 2018 with the SEC.

Reclassification

Certain prior period amounts on the accompanying condensed consolidated financial statements have been reclassified to conform to current period presentation. This reclassification did not have any material impact on our results of operations or financial condition or statement of cash flows as of December 31, 2017.

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

Cash as Reported in Condensed Consolidated Statements of Cash Flows

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash, and consists of the following (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$146,700	$181,568	$344,021	$188,480
Restricted cash (SRX Cardio)	30	173	170	178
Restricted cash for royalty payments to HealthCare Royalty Partners and its affiliates ("HCR")	242	—	—	—
Total cash balance in condensed consolidated statements of cash flows	$146,972	$181,741	$344,191	$188,658

Inventories

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. To the extent inventories are not scheduled to be utilized in the manufacturing process and/or sold within twelve months of the balance sheet date, it is included as a component of prepaid and other long-term assets in our Condensed Consolidated Balance Sheets.

Prior to the regulatory approval of our product candidates, we incur expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products. Until the first reporting period when regulatory approval has been received, we record all such costs as research and development expense. Beginning in the fourth quarter of 2017, we began to capitalize inventory costs associated with Bevyxxa when it was determined that the inventory had a probable future economic benefit. This inventory capitalization process began to be applied to Andexxa Gen 1 supply upon FDA approval on May 3, 2018. Costs incurred for Andexxa Gen 2 manufacturing process are currently expensed as we have not yet obtained regulatory approval.

We periodically analyze our inventory levels, and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of sales.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The bulk drug substance (“BDS”) in Andexxa is currently produced by one supplier. The active pharmaceutical ingredient (“API”) in Bevyxxa is also produced by one supplier. Because the BDS and API have undergone significant manufacturing specific to their intended purposes at the point they are purchased by us, we classify them as work-in-process inventory.

Customer Concentration

Customers who accounted for 10% or more of total net revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Bayer Pharma, AG and Janssen Pharmaceuticals, Inc.	14%	14%	28%	15%
Daiichi Sankyo, Inc.	26%	53%	23%	49%
Bristol-Myers Squibb Company and Pfizer Inc.	*	27%	*	30%
*	Less than 10%

We have three Andexxa specialty distributor customers who each accounted for 10% or more of total net revenues during the three and nine months ended September 30, 2018.

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

We recognize revenue on product sales when the Customer obtains control of our product, which occurs at a point in time (upon delivery). Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances. We expense incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that we would have recognized is one year or less. To date, we have not incurred any such costs.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, copay assistance and other

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Trade Discounts and Allowances: We generally provide Customers with discounts which include incentive fees that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we compensate our Customers and indirect customers for sales order management, data and administrative and distribution services. However, we have determined such services received to date are not distinct from our sale of products to the Customer and therefore a fair market value for these services may not be reasonably determined for accounting purposes. Therefore, these payments have been recorded as a reduction of revenue within the condensed consolidated statement of operations for the three and nine months ended September 30, 2018.

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

Chargebacks: Chargebacks are discounts that occur when contracted customers, which currently consist primarily of group purchasing organizations, purchase directly from our wholesalers at a discounted price. The wholesalers, in turn, charge us back the difference between the price initially paid by the wholesaler and the discounted price paid to the wholesaler by the healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and receivables. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by Customers, and we generally issue credits for such amounts within a few weeks of the Customer’s notification to us of the resale. Reserves for chargebacks consist of (i) credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period end that we expect will be sold to qualified healthcare providers, and (ii) chargebacks that Customers have claimed but for which we have not yet issued a credit.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Manufacturing Supply Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We assess whether these options provide a material right to the licensee, and if so, they are accounted for as separate performance obligations. If we are entitled to additional payments when the licensee exercises these options, any additional payments are recorded in collaboration and license revenue when the licensee obtains control of the goods, which is upon delivery.

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

Cost of Sales

Cost of sales represent primarily the costs associated with manufacturing of Andexxa and Bevyxxa, Bevyxxa net sales-based royalties payable to Millennium, amortization of an intangible asset associated with a capitalized milestone payment made to Millennium upon FDA approval of Bevyxxa and fixed costs to our contract manufacturers, if any, for anticipated shortfall in product demand relative to committed volumes. We periodically analyze our inventory levels, and write-down inventory for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted. This ASU is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In issuing ASU No. 2018-11, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating our population of leases and are continuing to assess all potential impacts of ASU 2016-02 and ASU 2018-11, but currently believe that the most significant impact relates to our accounting for office building operating leases. We anticipate recognition of additional assets and corresponding liabilities related to leases upon adoption, but have not yet quantified these at this time. We will adopt the standard effective January 1, 2019 and plan to utilize the transition method stated in ASU 2018-11.

In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply this ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We are currently evaluating the impact that ASU 2018-07 will have on our condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provided amended guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Additionally, under the new guidance, an entity will be required to provide certain disclosures regarding stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We do not expect the adoption of this standard to have a material effect on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of this standard to have a material effect on our condensed consolidated financial statements.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the presentation of certain items on the statement of cash flows including among other things settlement of zero coupon debt instruments or other debt instruments with coupon interest rates that are insignificant to the effective interest rate of the borrowing. Pursuant to the new guidance, at the settlement of our promissory notes to Bristol-Myers Squibb Company (“BMS”) and Pfizer Inc. (“Pfizer”) and the fundings received from HealthCare Royalty Partners and its Affiliates, we should classify the portion of the cash payment attributable to the accreted interest related to the debt discount as cash outflows for operating activities, and the portion of the cash payment attributable to the principal as cash outflows for financing activities. Accretion of accrued interest will continue to be recorded as a non-cash item under operating activities. This guidance was effective for annual and interim periods of public entities beginning after December 15, 2017, with early adoption permitted. We adopted this guidance on January 1, 2018, and the adoption had no material impact on our condensed consolidated financial statements for the period ended September 30, 2018.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table compares the reported condensed consolidated balance sheet and statement of operations information to the balances that do not reflect the adoption of ASC 606 as of and for the three and nine months ended September 30, 2018 (in thousands, except for per share data):

	As of September 30, 2018
	As Reported	Balances Without the Adoption of ASC 606	Effect of Change
Assets:
Unbilled - collaboration and license revenue	$9,872	$—	$9,872
Trade and other receivables, net	1,545	—	1,545
Prepaid expenses and other current assets	—	1,545	(1,545)
Liabilities:
Deferred revenue, current portion	2,358	5,157	(2,800)
Deferred revenue, long-term	5,085	24,298	(19,213)
Stockholders' equity:
Accumulated deficit	(1,437,156)	(1,469,041)	31,885

	Three Months Ended September 30, 2018
	As Reported	Balances Without the Adoption of ASC 606	Effect of Change
Revenue:
Collaboration and license revenue	$7,001	$1,586	$5,415
Operating expenses:
Research and development	40,237	39,289	948
Loss from operations	(69,144)	(73,611)	4,467
Net loss	(71,177)	(75,644)	4,467
Net loss attributable to Portola	(71,303)	(75,770)	4,467
Net loss per share attributable to Portola common stockholders: Basic and diluted	$(1.08)	$(1.15)	$0.07

	Nine Months Ended September 30, 2018
	As Reported	Balances Without the Adoption of ASC 606	Effect of Change
Revenue:
Collaboration and license revenue	$14,785	$9,511	$5,274
Operating expenses:
Research and development	166,744	164,310	2,434
Loss from operations	(258,139)	(260,979)	2,840
Net loss	(261,658)	(264,498)	2,840
Net loss attributable to Portola	(261,675)	(264,515)	2,840
Net loss per share attributable to Portola common stockholders: Basic and diluted	$(3.97)	$(4.02)	$0.04

Our financial position with respect to product revenues would not have been materially different without the adoption of ASC 606, however, we would have had deferred revenue recognition under ASC Topic 605 until the product is sold through to the end customer.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following table presents our revenues, disaggregated by timing of transfer of goods or services (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Product Revenue, net	Collaboration and License Revenue	Total	Product Revenue, net	Collaboration and License Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$7,176	$—	$7,176	$10,047	$—	$10,047
Transferred over time	—	7,001	7,001	—	14,785	14,785
Total	$7,176	$7,001	$14,177	$10,047	$14,785	$24,832

The following table presents changes in our contract assets and liabilities for the nine months ended September 30, 2018 (in thousands):

	Balance at Beginning of Period	Addition	Deduction	Balance at End of Period
Contract assets:
Unbilled - collaboration and license revenue	$6,694	$10,348	$(7,170)	$9,872
Total contract assets	$6,694	$10,348	$(7,170)	$9,872

Contract liabilities:
Deferred revenue	$7,623	$6,857	$(7,037)	$7,443
Total contract liabilities	$7,623	$6,857	$(7,037)	$7,443

Significant changes in the contract assets and contract liabilities balances during the periods are as follows (in thousands):

	Three Months Ended as of September 30, 2018	Nine Months Ended as of September 30, 2018
Cumulative catch-up adjustment to revenue related to a change in an estimate of the transaction price	$2,765	$4,746
Revenue recognized according to the current period performance that was included in the contract liability at the beginning of the period	2,092	6,124

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2018 (in thousands):

Collaborator	Transaction Price Allocated to the Remaining Performance Obligation as of September 30, 2018	Expected Year By Which Revenue Recognition Will Be Completed	Percentage of Revenue Recognized
BMS and Pfizer - 2014 agreement	$78	2019	99%
BMS and Pfizer - 2016 agreement	1,900	2021	85%
Daiichi Sankyo - 2014 agreement	1,951	2020	94%
Daiichi Sankyo - 2016 agreement	3,974	2023	74%
Bayer and Janssen - 2014 agreement	122	2019	99%
Bayer - 2016 agreement	3,547	2023	77%
Total	$11,572

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

Product Revenue, Net

To date, our source of product revenue has been from the U.S. sales of Andexxa and Bevyxxa, which we began shipping to customers in May 2018 and January 2018, respectively. No costs to obtain or fulfill the contracts have been capitalized. For the three and nine month periods ended September 30, 2018, we recorded a total of $0.8 million and $3.0 million, respectively, as a reduction to revenue consisting primarily of chargebacks and returns.

Collaboration and License Revenue

BMS and Pfizer

Agreement Terms

In January 2014, we entered into an agreement with BMS and Pfizer to further study Andexxa as a reversal agent for their jointly-owned, FDA-approved oral Factor Xa inhibitor, apixaban, through Phase 3 studies (the “2014 BMS and Pfizer Agreement”). We are responsible for the cost of conducting this clinical study. Pursuant to our agreement with BMS and Pfizer, we are obligated to provide research, development and regulatory approval services and participate in the Joint Collaboration Committee (“JCC”) in exchange for a partially refundable upfront fee of $13.0 million and up to $12.0 million of contingent milestone payments due upon achievement of certain development and regulatory events. All consideration received and to be earned under this agreement is subject to a 50% refund contingent upon achievement of certain regulatory and/or clinical events.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In February 2016, we entered into a collaboration and license agreement with BMS and Pfizer whereby BMS and Pfizer obtained exclusive rights to develop and commercialize Andexxa in Japan (the “2016 BMS and Pfizer Agreement”). BMS and Pfizer are responsible for all development, regulatory and commercial activities in Japan and we will reimburse BMS and Pfizer for expenses they incur for research and development activities specific to Factor Xa inhibitors other than apixaban. Pursuant to this agreement, we are obligated to provide certain research and development activities outside of Japan, provide clinical drug supply and related manufacturing services and to participate on various committees in exchange for a non-refundable upfront fee of $15.0 million. We are also eligible to receive, contingent payments totaling up to $20.0 million which may be earned upon achievement of certain regulatory events and up to $70.0 million which may be earned upon achievement of specified annual net sales volumes in Japan. We are also entitled to receive royalties ranging from 5% to 15% on net sales of Andexxa in Japan.

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

For revenue recognition purposes, we determined that the duration of the contract began on the effective date in January 2014 and ends upon Andexxa approval in United States and Europe, which we expected to be achieved in 2019. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. We analyzed the impact of BMS and Pfizer terminating the agreement prior to Andexxa approval and determined that there were substantive non-monetary penalties to BMS and Pfizer for doing so. We considered quantitative and qualitative factors to reach this conclusion.

We determined that the transaction price of the 2014 BMS and Pfizer Agreement was $16.5 million as of September 30, 2018. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract and whether the occurrence of the 50% refundable feature associated with such payments was probable. We have concluded that no portion of the cash receipts should be constrained related to the refund provision because the activities that would trigger a refund are under our control and considered to be remote. As of September 30, 2018, there are no additional payments eligible to be earned.

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

For the three and nine months ended September 30, 2018, we have recognized $0.1 million and $1.4 million, respectively, as license and collaboration revenue under the 2014 BMS and Pfizer Agreement and we recorded $0.1 million in deferred revenue under contract liabilities as of September 30, 2018 on the condensed consolidated balance sheets.

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

We determined that the transaction price of the 2016 BMS and Pfizer Agreement was $13.1 million as of September 30, 2018 which includes routine updates for estimated costs that BMS and Pfizer will incur in developing Andexxa in Japan. In determining the transaction price, we evaluated all the payments to be received during the duration of the contract. As of September 30, 2018, the transaction price includes, $15.0 million of upfront payment, $5.0 million for acceptance of the Japan New Drug Application (“JNDA”) in Japan, as management expects it to be probable of achievement, $4.4 million of estimated variable consideration for cost-sharing payments from BMS and Pfizer for agreed upon research and development services for clinical trials outside of Japan, and $0.6 million for the estimated costs of Andexxa clinical supplies to BMS and Pfizer for Andexxa Phase 4 expansion clinical trial in Japan. Our transaction price is reduced by $11.9 million for estimated payments to be made to BMS and Pfizer for costs they will incur in developing Andexxa in Japan. Regulatory approval milestones were fully constrained and therefore are not included in the transaction price, as the receipts of such milestones are outside of our control. In determining whether to constrain other milestones, we considered numerous factors, including whether receipt of the milestones is within our control, contingent upon success in future clinical trials and/or the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to BMS and Pfizer and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

All parties to this agreement will make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared costs incurred. We account for cost-sharing payments received from BMS and Pfizer as increases to our transaction price while cost-sharing payments we make to BMS and Pfizer are accounted for as reductions to our transaction price. Costs incurred by us related to agreed-upon services under the agreement are recorded as research and development expenses in our consolidated condensed statements of operations.

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

For the three and nine months ended September 30, 2018, we have recognized $1.3 million and $0.7 million, respectively, as license and collaboration revenue under the 2016 BMS and Pfizer Agreement and have recorded $7.4 million as deferred revenue under contract liabilities as of September 30, 2018 on the condensed consolidated balance sheets.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For revenue recognition purposes, we determined that the duration of the contract begins on the effective date in July 2014 and ends upon Andexxa approval as a reversal agent to edoxaban in the United States and Europe, which we expect to be achieved in 2020. We updated the expected duration of the contract in the second quarter of 2018 following an amendment to our development plan. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. We analyzed the impact of Daiichi Sankyo’s terminating the agreement prior to Andexxa approval and determined that there were substantive non-monetary penalties to Daiichi Sankyo for doing so. We considered quantitative and qualitative factors to reach this conclusion.

We determined that the transaction price of the 2014 Daiichi Sankyo Agreement and October 2016 amendment of this agreement was $34.0 million as of September 30, 2018. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of September 30, 2018, the transaction price includes $22.0 million of upfront payments, $9.0 million in milestones already received upon achievement of specified events and a $3.0 million milestone related to clinical metrics we have determined is probable of achievement. As of September 30, 2018, we have $5.5 million of further milestone payments eligible to be included in the transaction price but have determined they are not probable of achievement and therefore constrained. As part of our evaluation of the constraint, we considered numerous factors, including whether receipt of the milestones is outside of our control and/or contingent upon success in a future clinical trial. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three and nine months ended September 30, 2018, we have recognized $1.8 million and $2.5 million, respectively, as license and collaboration revenue under the combined 2014 Daiichi Sankyo Agreement and October 2016 amendment and have recorded $1.1 million as Unbilled - collaboration and license revenue as of September 30, 2018 on the condensed consolidated balance sheets.

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

We determined that the transaction price of the 2016 Daiichi Sankyo Agreement was $15.3 million as of September 30, 2018 which includes routine updates for estimated reimbursable costs to be incurred in future periods. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of September 30, 2018, the transaction price includes $5.0 million of upfront payment and $4.4 million of estimated variable consideration for cost-sharing payments from Daiichi Sankyo for agreed upon research and development services incurred and to be incurred outside of Japan including the ESS-study, and $5.9 million of estimated variable consideration for cost-sharing payments from Daiichi Sankyo associated with the development of Andexxa in Japan. As of September 30, 2018, we have $10.0 million of further regulatory milestone payments eligible for

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

achievement, however, regulatory milestones have been fully constrained and thus are not included in the transaction price. In determining whether to constrain these milestones, we considered numerous factors, including whether receipt of the milestones is within our control and/or contingent upon success in future clinical trials. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three and nine months ended September 30, 2018, we have recognized $1.9 million and $3.1 million, respectively, as license and collaboration revenue under the 2016 Daiichi Sankyo Agreement and have recorded $3.3 million as Unbilled - collaboration and license revenue as of September 30, 2018 on the condensed consolidated balance sheets.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We determined that the transaction price of the 2014 Bayer and Janssen Agreement was $25.0 million as of September 30, 2018. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of September 30, 2018, the transaction price includes, $10.0 million of upfront payment, $13.0 million in milestones that have already been achieved and a $2.0 million milestone that we deem probable of achievement following the Committee for Medicinal Products for Human Use positive trend vote and subsequent discussions with the EMA during the nine months ended September 30, 2018. There is no further consideration eligible to be included in the transaction price.

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

For the three and nine months ended September 30, 2018, we have recognized $0.1 million and $4.0 million, respectively, as license and collaboration revenue under the 2014 Bayer and Janssen Agreement and have recorded $1.9 million as Unbilled - collaboration and license revenue as of September 30, 2018 on the condensed consolidated balance sheets.

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

We determined that the transaction price of the 2016 Bayer Agreement was $15.3 million as of September 30, 2018 which includes routine updates for estimated reimbursable costs to be incurred in future periods. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of September 30, 2018, the transaction price includes a $5.0 million upfront payment, $4.4 million of estimated variable consideration for cost-sharing payments from Bayer for agreed upon research and development services incurred and to be incurred outside of Japan including the ESS-study and $5.9 million of estimated variable consideration for cost-sharing payments from Bayer associated with the development of Andexxa in Japan. As of September 30, 2018, we have $10.0 million of further regulatory milestone payments eligible for achievement, however, regulatory milestones have been fully constrained and thus are not included in the transaction price. In determining whether to constrain these milestones, we considered numerous factors, including whether receipt of the milestones is within our control and/or contingent upon success in future clinical trials. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three and nine months ended September 30, 2018, we have recognized $1.9 million and $3.0 million, respectively, as license and collaboration revenue under the 2016 Bayer Agreement and have recorded $3.7 million as Unbilled - collaboration and license revenue as of September 30, 2018 on the condensed consolidated balance sheets.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table sets forth the fair value of our financial assets and liabilities (excluding consolidated SRX Cardio’s cash), allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$15,062	$—	$—	$15,062
Corporate notes and commercial paper	—	200,431	—	200,431
U.S. Treasury bills and government agency securities	—	148,636	—	148,636
Total financial assets	$15,062	$349,067	$—	$364,129
Financial Liabilities:
Embedded derivatives liabilities	$—	$—	$5,186	$5,186

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$31,836	$—	$—	$31,836
Corporate notes and commercial paper	—	313,164	—	313,164
U.S. Treasury bills and government agency securities	—	170,458	—	170,458
Total financial assets	$31,836	$483,622	$—	$515,458
Financial Liabilities:
Embedded derivatives liabilities	$—	$—	$8,854	$8,854

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 liabilities are comprised of embedded derivative liabilities as described in Note 9 “Notes Payable” The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative liabilities, which were measured at fair value on a recurring basis (in thousands):

Balance as of December 31, 2017	$8,854
Net decrease in fair value included in interest and other income, net	(3,668)
Balance as of September 30, 2018	$5,186

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

There were no transfers between any of the levels of the fair value hierarchy during the periods presented.

5. Financial Instruments

Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	September 30, 2018				December 31, 2017
				Estimated				Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Money market funds	$15,062	$—	$—	$15,062	$31,836	$—	$—	$31,836
Corporate notes and commercial paper	200,666	3	(238)	200,431	313,307	2	(145)	313,164
U.S. Treasury bills and government agency securities	148,837	—	(201)	148,636	170,724	—	(266)	170,458
	$364,565	$3	$(439)	$364,129	$515,867	$2	$(411)	$515,458
Classified as:
Cash equivalents				$129,964				$162,793
Short-term investments				223,284				281,589
Long-term investments				10,881				71,076
Total cash equivalents and investments				$364,129				$515,458

At September 30, 2018, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized losses on available-for-sale securities for the periods presented. We do not intend to sell the investments with unrealized losses at September 30, 2018, and it is not more likely than not that we will be required to sell those investments with unrealized losses before recovery of their amortized cost bases, which may be maturity. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both September 30, 2018 and December 31, 2017.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$738	$—
Work in process	13,687	1,032
Finished goods	25	67
Total inventories	$14,450	$1,099

Balance Sheet Classification
Inventories	$6,123	$1,099
Prepaid and other long-term assets	8,327	—
Total inventories	$14,450	$1,099

We began capitalizing inventory for costs associated with Andexxa Gen 1 supply upon FDA approval on May 3, 2018. We began capitalizing inventory for costs associated with Bevyxxa during the fourth quarter of 2017 when it was determined that the inventory had a probable future economic benefit. As of September 30, 2018 and December 31, 2017, prepaid manufacturing on the Condensed Consolidated Balance Sheets represent prepayments of $4.1 million and $2.3 million, respectively, made to manufacturers for the purchase of inventories which we expect to be utilized in the manufacturing process and/or sold within the next twelve months. As of September 30, 2018 and December 31, 2017, long-term prepaid manufacturing of $12.5 million and $9.6 million, respectively, are classified as prepaid and other long-term assets as these inventories are not expected to be utilized in the manufacturing process and/or sold within the next twelve months, and the amount is deemed recoverable.

We established a reserve of $2.2 million for obsolescence inventories as of September 30, 2018. We recorded a related charge to cost of sales for $1.7 million and $2.2 million during the three and nine months ended September 30, 2018, respectively. In developing the estimate for inventory reserve, we used estimates of demand. If it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Prepaid insurances	$1,559	$654
Prepaid subscriptions	1,276	1,161
Prepaid other	800	528
Interest receivable	792	900
Prepaid rent and maintenance	554	526
Other receivable	276	2,908
Total prepaid expenses and other current assets	$5,257	$6,677

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	September 30, 2018	December 31, 2017
Commercial related	$5,632	$1,694
Legal and accounting fees	209	256
Deferred rent	940	879
Current portion of long term obligation to collaborator	697	—
Other	1,815	723
Total accrued and other liabilities	$9,293	$3,552

7. Contract Manufacturing Agreements

Andexxa Manufacturing Agreements

AGC Biologics Commercial Supply Agreement (“CSA”)

In July 2014, we entered into a CSA with AGC Biologics, formerly CMC ICOS Biologics, Inc. (“AGC”), pursuant to which AGC manufactures clinical and commercial supply of andexanet alfa. The terms of the CSA required us to purchase an aggregate fixed number of batches from AGC through 2021. In December 2016, we entered into an Amended and Restated Commercial Supply Agreement (“aCSA”) with AGC that amended and restated the terms of the original CSA. Under the aCSA, AGC continues to manufacture bulk drug substance for Andexxa under our Gen 1 manufacturing process and supports other regulatory and manufacturing activities.

Under the consolidation guidance, we determined that AGC is a Variable Interest Entity (“VIE”) and we are not the primary beneficiary and therefore consolidation of AGC is not required. As of September 30, 2018, we have not provided financial or other support to AGC that was not previously contractually required. We have recorded $0.4 million of accounts payable and $0.3 million of accrued research and development in our condensed consolidated balance sheet as of September 30, 2018. Neither the original CSA nor the aCSA require us to fund operations at AGC and therefore, historically we have quantified our maximum exposure to loss as the aggregate value of prepaid manufacturing services as of each reporting date. We have recorded $4.1 million of prepaid manufacturing services in our condensed consolidated balance sheet as of September 30, 2018. We believe that our total exposure to losses associated with the fixed pricing terms of this agreement is de minimis given the cost per batch, number of batches and time frame over which the batches will be manufactured, pursuant to the amended agreement.

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

As of September 30, 2018, the lowest aggregate fair value of the awards was zero.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Bevyxxa Manufacturing Agreement

In 2016 we entered into a Manufacturing Agreement, as amended, with Hovione, Limited, (“Hovione”), pursuant to which Hovione agreed to manufacture active pharmaceutical ingredient (“API”) for Bevyxxa at commercial scale and perform process validation during the term of the agreement. As of September 30, 2018, we have recorded $12.5 million in prepaid and other long-term assets and we will make up to $2.9 million of additional payments over the remaining term of the Hovione Agreement, ending May 2019.

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

As of September 30, 2018, we have not provided financial or other support to SRX Cardio that was not previously contracted or required. We recorded SRX Cardio’s $30,000 and $173,000 of cash as restricted cash as of September 30, 2018 and December 31, 2017, respectively, because (a) we do not have any interest in or control over SRX Cardio's cash and (b) the agreement does not provide for these assets to be used for the development of the intellectual property assets developed pursuant to this agreement. We recorded $126,000 and $17,000 as net income attributable to noncontrolling interest (SRX Cardio) for the three and nine months ended September 30, 2018, respectively, on our condensed consolidated statements of operations, reflecting the change in fair value of our contingent future payments liability to SRX Cardio as of September 30, 2018.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

agreement will continue in force, on a country-by-country basis, until the expiration of the relevant patents or ten years after the launch, whichever is later, or termination by either party pursuant to the agreement. This license agreement may be terminated by either party for the other party’s uncured material breach.

Under the agreement, milestone payments are determined based on the indication included in our filing and become payable upon acceptance of our new drug application, or NDA, and regulatory approval in the United States and Europe. In December 2016, the FDA accepted our NDA for Bevyxxa for extended-duration prophylaxis of venous thromboembolism, triggering a $2.0 million milestone payment to Millennium which was recorded as a research and development expense. In June 2017, Bevyxxa received regulatory approval in the United States, triggering a $5.0 million milestone payment to Millennium which is recorded as finite-lived intangible assets in our condensed consolidated balance sheet and will be amortized on a straight-line basis over the remaining estimated patent life. Amortization expenses were $0.1 million and $0.4 million for the three and nine months ended September 30, 2018.  These amortization expenses were recorded as cost of sales. Net product sales of Bevyxxa generated by us is subject to a tiered royalty ranging between 2% and 8%.

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

Pursuant to the terms of the agreement, we are required to pay down the Notes each quarter in an amount equal to 5% of net sales of Andexxa in the United States and the European Union (“EU”). If the approval of Andexxa in the United States and EU is not achieved by January 1, 2019, we are able to reduce the repayment amount to $60.0 million if such amount is paid by December 31, 2021 and regardless of the timing of regulatory approval, we may reduce the repayment amount to $62.5 million if such amount is paid by December 31, 2023.  Any unpaid amounts shall become immediately due upon: (1) a change of control of the Company; (2) an event of default; and (3) termination of the agreement for breach. We have the right to prepay the repayment amount at any time without penalty.

The accounting for the Notes requires us to make certain estimates and assumptions, including timing of Andexxa approvals, timing of royalty payments due to BMS and Pfizer, the expected rate of return to BMS and Pfizer, the split between current and long-term portions of the obligation and accretion of related interest expense.

The upfront cash receipt of $50.0 million is recorded as Notes payable at issuance. We are accruing for interest over the term of the Notes. The carrying values of the Notes payable at September 30, 2018 and December 31, 2017 are $49.1 million and $50.6 million, respectively, including accrued interest of $6.8 million and $4.2 million, respectively, net of current portion and accounts payable of $3.9 million and zero, respectively. Current portion of notes payable and long term debt and a portion of accounts payable on the condensed consolidated balance sheet represents expected future payments to be made in the next 12 months from the balance sheet date based on the current quarter sales and the most current sales forecast. The royalty obligation relating to net sales recorded in the third quarter of 2018 is included in accounts payable on the balance sheet.

We evaluated the features of the Notes and determined that certain features require acceleration of payments such as pursuant to a change of control or an event of default. We determined that these features (embedded derivatives) require bifurcation and fair value recognition. We determined the fair value of each derivative using a Monte Carlo simulation model taking into account the probability of these events occurring and potential repayment amounts and timing of such payments that would result under various scenarios (see Note 4 “Fair Value Measurements” to these condensed consolidated financial statements). We will remeasure the embedded derivatives to fair value each reporting period until the repayment, termination or maturity of the Notes.  For the three and nine months ended September 30, 2018, we recognized a gain of $0.2 million and a loss of $0.6 million, respectively, upon remeasurement of the embedded derivatives.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The estimated fair value of the Notes at September 30, 2018 and December 31, 2017 was $53.2 million and $55.5 million, respectively, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 4 “Fair Value Measurements” to these condensed consolidated financial statements.

Royalty-based Financing

In February 2017, we entered into a purchase and sale agreement (the “Royalty Sales Agreement”) with HealthCare Royalty Partners and its affiliates (“HCR”) whereby HCR acquired a term royalty interest in future worldwide net sales of Andexxa. We received $50.0 million upon closing and received additional $100.0 million following the U.S. regulatory approval of Andexxa in May 2018.

We are required to pay royalties to HCR based on tiered net worldwide sales of Andexxa in a range of 8.21% to 3.94%. The applicable rate decreases starting at worldwide net sales levels above $150.0 million. Total royalty payments are capped at 195% of the funding received less certain transaction expenses, or $290.6 million. These royalty rates (but not the cap) are subject to further increases based on the timing of potential approval by the FDA of Andexxa manufactured under the Gen 2 manufacturing process. We have evaluated the terms of the Royalty Sales Agreement and concluded that the features of the funded amount are similar to those of a debt instrument.  Accordingly, we have accounted for the transaction as long-term debt.

As the repayment term of the funded amount is contingent upon the sales volumes of Andexxa, the repayment term may be shortened or extended depending on the actual sales of Andexxa. The repayment period commences upon the first commercial sale of Andexxa in any country and expires on the date when HCR has received cash payments totaling $290.6 million.

We evaluated the terms of the debt and determined that certain features, such as the variability in the royalty payments based upon the timing of manufacturing approval from the FDA, is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of each derivative using a Monte Carlo simulation model taking into account the probability of these events occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 4 “Fair Value Measurements” to these condensed consolidated financial statements. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the Royalty Sales Agreement. For the three and nine months ended September 30, 2018, we recognized a gain of $1.9 million and $4.3 million, respectively, upon remeasurement of the embedded derivative.

The effective interest rate as of September 30, 2018 was 13.8%. For the three and nine months ended September 30, 2018, accrued interest of $5.1 million and $10.2 million, respectively, was added to the principal balance of the debt. The total net royalties to be paid, less the net proceeds received will be recorded to interest expense using the effective interest method over the life of the Royalty Sales Agreement. We will estimate the payments to be made to HCR over the term of the Royalty Sales Agreement based on forecasted royalties and will calculate the interest rate required to discount such payments back to the liability balance. Over the course of the Royalty Sales Agreement, the actual interest rate will be affected by the amount and timing of net royalty revenue recognized and changes in forecasted revenue. On a quarterly basis, we will reassess the effective interest rate and adjust the rate prospectively as necessary.

Upon the closing of Royalty Sales Agreement in February 2017, we incurred a fee to HCR of $2.0 million and paid additional debt issuance costs totaling $0.6 million, which includes expenses that we paid on behalf of HCR and expenses incurred directly by us. Upon the subsequent funding of $100.0 million in May 2018, we incurred fees to HCR of $5.0 million. Fees and debt issuance costs have been netted against the debt as of September 30, 2018 and are being amortized over the estimated term of the debt using the effective interest method.

The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized. The carrying value of the long term debt as of September 30, 2018 and December 31, 2017 was $152.7 million and $54.3 million, respectively, including accrued interest of $17.6 million and $7.4 million, respectively, net of unamortized debt discount of $7.0 million and $2.3 million, respectively, and net of current portion and accounts payable of $6.5 million and zero, respectively. Current portion of notes payable and long term debt and a portion of accounts payable on the condensed consolidated balance sheet represents expected future payments to be made in the next 12 months from the balance sheet date based on the current quarter sales and the most current sales forecast. The royalty obligation relating to net sales recorded in the third quarter of 2018 is included in accounts payable on the balance sheet.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The estimated fair value of long-term debt at September 30, 2018 and December 31, 2017 was $161.9 million and $58.8 million, respectively, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 4 “Fair Value Measurements” to these condensed consolidated financial statements.

10. Stock Based Compensation

Stock Options

The following table summarizes stock option activity under our 2013 Equity Incentive Plan (the “2013 Plan”) and an Inducement Plan, and related information during the nine months ended September 30, 2018:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Options	Price Per Share
Balance at December 31, 2017	6,514,538	$31.36
Options granted	1,636,628	44.03
Options exercised	(516,276)	21.48
Options canceled	(434,463)	41.35
Balance at September 30, 2018	7,200,427	$34.35

Performance Stock Options (“PSOs”)

The following table summarizes PSO activities under our 2013 Plan and related information during the nine months ended September 30, 2018:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	PSOs	Price Per Share
Balance at December 31, 2017	164,783	$23.76
Options granted	—	—
Options exercised	(17,448)	23.76
Options canceled	—	—
Balance at September 30, 2018	147,335	$23.76

Restricted Stock Units (“RSUs”)

The following table summarizes RSU activity under our 2013 Plan and Inducement Plan, and related information during the nine months ended September 30, 2018:

	Shares
	Subject to	Weighted-
	Outstanding	Average Grant Date
	RSUs	Fair Value Per Share
Balance at December 31, 2017	600,334	$27.87
RSUs granted	560,506	43.81
RSUs released	(279,555)	28.49
RSUs canceled	(72,271)	37.85
Balance at September 30, 2018	809,014	$37.81

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Performance Stock Units (“PSUs”)

In March 2018, the Compensation Committee of our Board of Directors approved a program to award up to 102,600 PSUs to the management team based on the achievement of certain regulatory and net revenue goals. The following table summarizes PSU activity under our 2013 Plan and related information during the nine months ended September 30, 2018:

	Shares
	Subject to	Weighted-
	Outstanding	Average Grant Date
	PSUs	Fair Value Per Share
Balance at December 31, 2017	304,754	$25.34
PSUs granted	102,600	32.66
PSUs released	(218,107)	25.26
PSUs canceled	(28,869)	26.24
Balance at September 30, 2018	160,378	$29.97

The table below sets forth the functional classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$4,379	$4,155	$14,151	$14,974
Selling, general and administrative	7,014	5,960	21,436	17,431
Total stock-based compensation	$11,393	$10,115	$35,587	$32,405

11. Net Loss per Share Attributable to Portola Common Stockholders

Basic net loss per share attributable to Portola Common Stockholders has been computed by dividing the net loss attributable to Portola Common Stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share attributable to Portola Common Stockholders is calculated by dividing net loss attributable to Portola Common Stockholders by the weighted average number of shares of Common Stock and potential dilutive securities outstanding during the period. Since we were in a loss position for all periods presented, basic net loss per share attributable to Portola Common Stockholders is the same as diluted net loss per share attributable to Portola Common Stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to Portola Common Stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2018	2017
Stock options to purchase common stock	7,200,427	6,421,103
Performance stock options	147,335	176,117
Common stock warrants	1,500	1,500
Restricted stock units	809,014	637,772
Performance stock units	160,378	316,961
Employee stock purchase plan	19,062	7,759

Up to 1.0 million shares may be contingently issued, if certain regulatory and performance conditions are met under an agreement with one of our contract manufacturers, as described in Note 7, Contract Manufacturing Agreements, to these condensed consolidated financial statements.

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

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic disorders and inflammation for patients who currently have limited or no approved treatment options. We refer to our two approved drugs in this report as Andexxa and Bevyxxa. If approved outside of the United States, we expect each drug may be marketed under different brand names. In addition, an international nonproprietary name (“INN”) has been designated for each drug. Our previous INN for Andexxa was andexanet alfa; however, in the United States this INN has been replaced with “coagulation factor Xa (recombinant), inactivated-zhzo.” For the European Union (“EU”) and other parts of the world, andexanet alfa could remain the INN for Andexxa. Our use of Andexxa or Bevyxxa in this document in the context of continued development activities for which we have not yet received regulatory approval should not be read to imply that we have received regulatory approval for any indication or in any jurisdiction not reflected in our product labels.

Approved Products and Clinical Product Candidate

Product	Description	Indication	Stage	Anticipated milestones	Commercial rights
Andexxa	Reversal agent for certain Factor Xa (fXa) inhibitors	Patients treated with rivaroxaban and apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding	U.S. Approval (Gen 1)	•U.S. PDUFA date of December 31, 2018 for Gen 2 manufacturing process •EU CHMP opinion expected 4Q 2018 for Gen 2 manufacturing process •Initiate post-marketing study 1Q 2019	Worldwide excluding Japan
Bevyxxa	Oral fXa inhibitor	Extended duration VTE prophylaxis in acute medically ill patients in-hospital and post discharge for 35-42 days	U.S. Approval	•Major hospital formulary decisions	Worldwide
Cerdulatinib	Oral, dual Syk and JAK inhibitor	Relapsed/refractory B- and T-cell malignancies	Phase 2a	•Complete Phase 2a enrollment •Initiate pivotal Phase 2b or 3 trial	Worldwide excluding topical formulation in non-oncology indications

Approved Products:

Our two FDA-approved medicines are Andexxa and Bevyxxa.

Andexxa

Andexxa was approved by the FDA on May 3, 2018 as a reversal agent for patients treated with rivaroxaban and apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding. Due to supply limitations, we began offering Andexxa to a limited number of hospitals through an Early Supply Program ("ESP”) while we continue to advance the Gen 2 manufacturing process through the regulatory approval process. The ESP is a dedicated program for a limited number of hospitals that are predominantly ANNEXA-4 clinical trial sites, primary stroke centers, Level 1 and 2 trauma centers or comprehensive stroke centers.

Andexxa was granted an Accelerated Approval with a requirement for a post-marketing study to verify and describe Andexxa’s clinical benefit via an open-label, randomized trial of Andexxa in acute intracranial hemorrhage in patients receiving oral Factor Xa inhibitors. We anticipate that this trial will include approximately 440 patients and compare outcomes of patients treated with Andexxa to the usual care on a 1:1 randomized scheme. We expect to conduct this study globally over approximately four years beginning in 2019.

In February 2018, the Committee for Medicinal Products for Human Use (“CHMP”) communicated a positive trend vote on our Marketing Authorization Applications (“MAA”) for Andexxa and also requested additional data with respect to Andexxa. We are working to provide European regulators with the information they requested as part of the positive trend vote, including additional data from ANNEXA-4 and information on our Gen 2 product. Based on the positive trend vote and discussions with the CHMP, we anticipate submission of our application in the fourth quarter of 2018, a CHMP opinion in the fourth quarter of 2018 and a decision by the EMA in the first quarter of 2019.

In August 2018, the U.S. Centers for Medicare and Medicaid Services (“CMS”) granted a New Technology Add-on Payment (“NTAP”) for Andexxa. In the final rule concerning the Hospital Inpatient Prospective Payment System and CMS Fiscal Year 2019, CMS stated that Andexxa met all criteria for approval for new technology add-on payments. The NTAP for Andexxa became effective October 1, 2018, and is expected to remain in effect for a period of two to three years until the cost of Andexxa is included in the recalibration of the Diagnoses-related (DRG) payment rates.

In August 2018, we submitted a Prior Approval Supplement to the FDA for approval of the Gen 2 manufacturing process. The FDA has assigned a Prescription Drug User Fee Act, or PDUFA, action date for Gen 2 of December 31, 2018. We have successfully completed our first and second commercial scale Gen 2 manufacturing campaigns. If approved, we expect to have sufficient Gen 2 supply available to enable a broader commercial launch.

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

We are continuing to lay the foundation for Bevyxxa adoption and use. We are taking active steps to drive our launch progress, including (i) evaluating the role of hospitalists in Pharmacy and Therapeutics committees and understand what tools have been successful in driving formulary reviews, expediting reviews and approvals and education of hospitalists, (ii) engaging consultants to develop a VTE order set that identifies appropriate patients within the hospitalists’ service, identify certain critical barriers to Bevyxxa computerized physician order entry implementation, and determine if there is an early use path forward prior to order set completion, (iii) evaluating educational needs to help hospitalists improve the overall transition of care process, and (iv) class-of-trade specific contracting to promote access and uptake within the patient population. In August 2018, we narrowed our commercial effort to a small subset of institutions and hospitals. Based on lessons learned from these institutions and hospitals, we hope to create a program to successfully launch Bevyxxa to a broader group of institutions and hospitals.

In March 2018, the CHMP issued a negative opinion for the MAA for Bevyxxa for the prevention of VTE in adult patients hospitalized for an acute medical illness with risk factors for VTE. We appealed this negative opinion, but the CHMP maintained its negative opinion following its re-examination procedure in July 2018.

Product Candidate:

Cerdulatinib

Cerdulatinib, our oral SYK/JAK inhibitor, is currently in a Phase 2a study for the treatment of relapsed/refractory B-cell and T-cell malignancies in patients who have failed multiple therapies. Cerdulatinib uniquely inhibits two key cell signaling pathways implicated in hematologic malignancies and autoimmune disease.

In June 2018, we presented data from the ongoing Phase 2a study at the American Society of Clinical Oncology Annual Meeting and at the European Hematological Association Annual Congress. Highlights of this data included the following: (i) the objective response rate for all patients was 47%, with demonstration of clinical activity across B-cell and T-cell malignancies including newly reported activity in the Peripheral T-Cell Lymphoma (“PTCL”) and cutaneous T-cell lymphoma (“CTCL”) cohorts, and (ii) seven of the first 20 patients evaluated in the PTCL cohort achieved a complete response. The most common serious adverse events occurring in ≥10% of patients were: lipase increase (18%), neutropenia (17%) and pneumonia/lung infection (11%). Additionally, five deaths due to sepsis or septic shock (three of which were concomitant with pneumonia) were considered related to cerdulatinib. These occurred primarily in patients with chronic lymphocytic lymphoma/small lymphocytic lymphoma.

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

In September 2018, the FDA granted Orphan Drug Designation to cerdulatinib. The FDA's Office of Orphan Products Development grants orphan status to support development of medicines for the treatment of rare diseases. Orphan Drug Designation may provide certain benefits, including a seven-year period of market exclusivity if the drug is approved, tax credits for qualified clinical trials and an exemption from FDA market application fees.

In December 2016, we licensed worldwide rights for the development and commercialization of cerdulatinib in topical applications beyond oncology to Dermavant Sciences GmbH, or Dermavant. We retain full rights to all non-topical formulations, including oral formulations.  Dermavant recently presented positive phase 1 results with topical cerdulatinib in atopic dermatitis patients.

Other early stage programs

In addition to our lead product candidates, we have an exclusive in-license agreement with SRX Cardio LLC to explore a novel approach to developing a drug in the field of hypercholesterolemia.

We have other early research and development programs including a collaboration with Ora for the topical Syk inhibitor PRT2761.  PRT2761 was recently evaluated in a Phase 2 study for the treatment of allergic conjunctivitis where it met one of the two primary endpoints for the study.  Based on these study results, we and Ora are currently exploring the potential to pursue an indication for PRT2761 in dry eye and other ocular inflammatory diseases.

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

Except as noted below, there have been no significant or material changes in our critical accounting policies during the nine months ended September 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018.

Recent Accounting Pronouncements

See Notes 2 and 3 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of operations

Comparison of the three and nine months ended September 30, 2018 and 2017

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in thousands, except percentages)
Andexxa	$7,728	$—	$7,728	*	$9,960	$—	$9,960	*
Bevyxxa	(552)	—	(552)	*	87	—	87	*
Total product revenue, net	7,176	—	7,176	*	10,047	—	10,047	*

Total collaboration and license revenue	7,001	3,828	3,173	83%	14,785	12,743	2,042	16%

Total revenues	$14,177	$3,828	$10,349	270%	$24,832	$12,743	$12,089	95%

* Percentage not meaningful

The increase in total revenues during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to:

•

commercial product revenue earned from U.S. net sales of Andexxa, which we began shipping to customers in May 2018, of $7.7 million, which was partially offset by an adjustment to Bevyxxa product revenue as we adjusted our gross to net revenue estimates during the quarter, particularly in response to anticipated returns due to product expiry; and

•

an increase in collaboration and license revenue from Daiichi Sankyo, Bristol-Myers Squibb and Pfizer, and Bayer Pharma, AG and Janssen Pharmaceuticals primarily due to recognition of revenue using the cost-to-completion method under the new standard, in contrast to recognizing revenue on a straight-line basis over the estimated performance period under the previous standard.

The increase in total revenues during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to:

•	commercial product revenue earned from U.S. net sales of Andexxa and Bevyxxa, which we began shipping to customers in May 2018 and January 2018, of $10.0 million and $87,000, respectively; and
•

an increase in collaboration and license revenue from Bayer Pharma, AG and Janssen Pharmaceuticals, primarily due to recognition of revenue using the cost-to-completion method under the new standard, in contrast to recognizing revenue on a straight-line basis over the estimated performance period under the previous standard.

Cost of Sales

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Increase	% Increase	2018	2017	Increase	% Increase
	(in thousands, except percentages)
Cost of sales	$4,292	$155	$4,137	*	$5,680	$155	$5,525	*

* Percentage not meaningful

During the three and nine months ended September 30, 2018, we recognized $4.3 million and $5.7 million, respectively, of cost of sales related to Andexxa and Bevyxxa.  Cost of sales includes the costs associated with manufacturing Andexxa and Bevyxxa, as well as other routine periodic costs such as Bevyxxa net sales-based royalties payable to Millennium and amortization of an intangible asset associated with the approval of Bevyxxa. Additionally, we recorded a $1.2 million non-routine charge during the three months ended September 30, 2018 associated with one of our Bevyxxa contract manufacturers for an anticipated shortfall in production during the year, and also recorded provisions for excess and obsolete inventory of $1.7 million and $2.2 million during the three and nine months ended September 30, 2018, respectively.

Prior to FDA approval, manufacturing and related costs were expensed. Accordingly, these costs were not capitalized and as a result are not fully reflected in the cost of sales during the current period. Inventories manufactured prior to the FDA’s approval of Andexxa (Gen 1) and Bevyxxa, totaling approximately $22.5 million and $21.2 million, respectively, were expensed as research and development expense as incurred.  Costs incurred for Gen 2 manufacturing process are currently expensed as we have not obtained regulatory approval. Once we have depleted all inventories that were previously expensed, we expect the portion of cost of sales relating to manufacturing to increase on a per unit basis as we begin selling products that have inventoried costs that reflect our full cost of manufacturing.

Research and development expenses

		Three Months Ended September 30,				Nine Months Ended September 30,
	Phase of Development	2018	2017	Change	% Change	2018	2017	Change	% Change
Product candidate		(in thousands, except percentages)
Andexanet alfa	Phase 2/3/4	$25,727	$40,696	$(14,969)	-37%	$122,757	$84,414	$38,343	45%
Betrixaban	Phase 1/3	6,799	8,923	(2,124)	-24%	20,235	37,831	(17,596)	-47%
Cerdulatinib	Phase 1/2a	6,433	3,650	2,783	76%	17,826	8,835	8,991	102%
Syk selective inhibitor	Pre-clinical	38	28	10	36%	387	117	270	231%
Other research and development expenses(1)		1,240	1,976	(736)	-37%	5,539	4,013	1,526	38%
Total research and development expenses		$40,237	$55,273	$(15,036)	-27%	$166,744	$135,210	$31,534	23%

(1)	Amounts in all periods include costs for other potential product candidates.

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

The decrease in research and development expenses during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to:

•	decreased program costs of $15.0 million related to Andexxa, which was largely the result of capitalizing manufacturing expenses that were recorded as research and development expenses in 2017; and

•

decreased program costs of $2.1 million related to Bevyxxa, which was largely the result of capitalizing manufacturing expenses that were recorded as research and development expenses in 2017; offset by

•	increased program costs of $2.8 million related to cerdulatinib, primarily due to increased manufacturing expenses.

The increase in research and development expenses during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to:

•	increased program costs of $38.3 million related to Andexxa, which was primarily driven by manufacturing activities associated with our Gen 2 product with our contract manufacturer, Lonza;
•	decreased program costs of $17.6 million related to Bevyxxa, which was largely the result of capitalizing manufacturing expenses that were recorded as research and development expenses in 2017; and
•	increased program costs of $9.0 million related to cerdulatinib, primarily due to increased manufacturing expenses.

Selling, general and administrative expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Increase	% Increase	2018	2017	Increase	% Increase
	(in thousands, except percentages)
Selling, general and administrative expenses	$38,792	$28,856	$9,936	34%	$110,547	$64,206	$46,341	72%

Selling, general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services and sales and marketing expenses related to commercial launch preparation.

The increase in selling, general and administrative expenses during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to:

•	increased headcount-related costs of $4.5 million resulting from the hiring of our sales force and supporting commercial functions; and
•	increased external costs of $2.9 million associated with commercial and marketing initiatives to support the launch of Andexxa and Bevyxxa.

The increase in selling, general and administrative expenses during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to:

•	increased headcount-related costs of $26.4 million resulting from the hiring of our sales force and supporting commercial functions; and
•	increased external costs of $13.2 million associated with commercial and marketing initiatives to support the launch of Andexxa and Bevyxxa.

We expect selling, general and administrative expenses to increase in the future as we incur additional expenses associated with expanding our sales force in the United States and overseas, as well as commercial infrastructure initiatives including information technology systems quality and compliance systems, and personnel support for the commercial organization.

Interest and other income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Increase	% Increase	2018	2017	Increase	% Increase
	(in thousands, except percentages)
Interest and other income, net	$3,924	$663	$3,261	492%	$9,123	$952	$8,171	858%

The increase in interest and other income, net during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to:

•	$2.1 million increase in gain recognized upon remeasurement of embedded derivative liabilities; and
•	$1.2 million greater interest income earned from higher investment balances in the current period.

The increase in interest and other income, net during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to:

•	$4.3 million increase in gain recognized upon remeasurement of embedded derivative liabilities; and
•	$3.8 million greater interest income earned from higher investment balances in the current period.

Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Increase	% Increase	2018	2017	Increase	% Increase
	(in thousands, except percentages)
Interest expense	$5,957	$3,148	$2,809	89%	$12,642	$8,243	$4,399	53%

The increase in interest expense during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to:

•	An additional $95.0 million of funding received in May 2018 under the Andexxa Royalty Sales Agreement with HCR.

The increase in interest expense during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to:

•	An additional $95.0 million of funding received in May 2018 under the Andexxa Royalty Sales Agreement with HCR; and
•	The initial $50.0 million in funding under the Andexxa Royalty sales Agreement with HCR that was outstanding for nine months during 2018 as compared to eight months in 2017.

Liquidity and capital resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have financed our operations primarily through sales of our equity securities, collaborations, including loans from our collaboration partners, a royalty-based financing arrangement and sales of commercial and development rights to some of our product candidates. Our expenditures are primarily related to research and development activities, including clinical trial and manufacturing-related costs, and commercial preparation and launch costs. At September 30, 2018, we had available cash, cash equivalents and investments of $380.9 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

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
•

the cost of manufacturing our current products and product candidates, including process improvements in order to manufacture product candidates at commercial scale, and establishing commercial supplies of our product candidates;

•	the cost and timing of establishing sales, marketing and distribution capabilities in the United States and abroad;
•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our current and potential products;
•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;
•	the receipt of any collaboration payments;
•	the number and characteristics of product candidates that we pursue;
•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands, except percentages)
Cash used in operating activities	$(262,677)	$(159,413)
Cash provided by (used in) investing activities	$118,413	$(130,225)
Cash provided by financing activities	$109,495	$445,171
Net (decrease) increase in cash, cash equivalents and restricted cash	$(34,769)	$155,533

Cash used in operating activities

Cash used in operating activities for the nine months ended September 30, 2018 includes payments made to our contract manufacturing organizations for the manufacture of Andexxa and Bevyxxa, totaling $108.2 million and $9.0 million, respectively, $107.7 million of disbursements to third-party vendors to support planned research and development and selling and general and administrative operations, and $50.2 million in payroll and related employee costs. These cash outflows were partially offset by cash receipts of $22.3 million, primarily $13.7 million from our Andexxa collaboration agreements, $3.8 million associated with a milestone earned pursuant to our out-license of cerdulatinib in topical formulation, and $4.7 million associated with Andexxa and Bevyxxa commercial sales.

Cash used in operating activities for the nine months ended September 30, 2017 includes payments made to our contract manufacturing organizations for the manufacture of andexanet alfa and betrixaban totaling $34.6 million and $12.4 million, respectively, $79.0 million of disbursements to third-party vendors to support routine research and development efforts and selling and general and administrative operations, and $30.7 million in payroll and related employee costs.

Cash provided by (used in) investing activities

Cash provided by investing activities for the nine months ended September 30, 2018 was primarily related to proceeds from maturities of investments of $338.3 million, partially offset by investment purchases of $218.3 million and fixed asset purchases of $1.6 million.

Cash used in investing activities for the nine months ended September 30, 2017 was primarily related to investment purchases of $374.0 million, intangible asset purchase of $5.0 million and fixed assets purchases of $1.5 million, partially offset by proceeds from maturities of investments of $250.3 million.

Cash provided by financing activities

Cash provided by financing activities of $109.5 million for the nine months ended September 30, 2018 was primarily related to net proceeds from debt issuance of $95.0 million and $14.6 million in net proceeds from the issuance of common stock pursuant to equity awards.

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

Off-balance sheet arrangements and contractual obligations

In May 2018, we received $95.0 million of funding from HCR pursuant to the Royalty Sales Agreement following the U.S. regulatory approval of Andexxa. We are required to pay HCR a royalty on our net worldwide sales of Andexxa. See Note 9 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding this obligation.

There were no material changes during the nine months ended September 30, 2018 outside of the ordinary course of business in our specified contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2018, we had cash, cash equivalents and investments of $380.9 million consisting of cash and liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development, manufacturing, regulatory and commercialization activities with vendors in Europe.  We made payments in the aggregate amount of €75.9 million and €23.2 million to our European vendors during the nine months ended September 30, 2018 and 2017, respectively. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the nine months ended September 30, 2018 and 2017, respectively, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1) RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

*We have incurred significant losses, and expect to incur substantial and increasing losses as we continue to develop and commercialize our product candidates.

We are an early stage commercial biopharmaceutical company.  We launched our first commercial product, Bevyxxa, in January 2018 and our second commercial product, Andexxa, in May 2018. Andexxa and Bevyxxa are our only approved products, and we continue to incur significant expenses related to the commercialization of these products, our ongoing and planned future clinical studies, research and development activities for cerdulatinib and our other product candidates, and selling, general and administrative activities. Our operating expenses increased during the third quarter of 2018, and we do not anticipate a decrease in the near term. As of September 30, 2018, we had an accumulated deficit of approximately $1.4 billion.

To date, we have financed our operations primarily through sales of our equity securities, collaborations, including a loan from one of our collaboration partners, a sale of a royalty stream from future product sales, sales of commercial and development rights to some of our product candidates, and to a lesser extent, government grants, equipment leases, venture debt and with the benefit of tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to product commercialization, research and development, including manufacturing and clinical studies. We anticipate that we will continue to incur substantial expenses as we:

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

In addition, from time to time, we enter into collaboration agreements with other companies that include development funding and upfront and milestone payments, and we expect that amounts earned from our collaboration agreements may continue to be an important source of revenue. These upfront and milestone payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next.

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

We have recently launched commercial operations and are advancing multiple product candidates through the research and clinical development process. The development and commercialization of Andexxa, Bevyxxa, cerdulatinib and our early stage product candidates will continue to require substantial funds. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

2) RISKS RELATED TO THE COMMERCIALIZATION OF ANDEXXA, BEVYXXA AND THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

Our success depends heavily on the launch and commercialization of Andexxa and Bevyxxa. Our commercialization and development of our product candidates may not be successful. If we are unable to commercialize one or more of our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources into the development and commercialization of Andexxa, Bevyxxa, and, to a lesser extent, cerdulatinib and our product candidates. Our ability to generate product revenue from our product candidates, which will not occur until after regulatory approval, if ever, will depend on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our products and product candidates will depend on several factors, including the following:

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

Failure to attain market acceptance among the medical community and third-party payors may have an adverse impact on our operations and profitability. Although certain of our employees have commercialization experience, as a company we currently have only limited commercial capabilities. We are also in the process of managing significant transitions at the executive and commercial leadership level, including the onboarding of a new Chief Executive Officer and our ongoing search for a new Chief Commercial Officer. We may not be able to attract and retain qualified personnel to serve in our sales and marketing organization to effectively support our commercialization activities. If we are not successful in commercializing Andexxa, Bevyxxa or current or potential future product candidates in the event they receive regulatory approval, our future product revenue will suffer and we may incur significant additional losses.

We currently have limited sales and distribution personnel and are in the initial stages of developing marketing capabilities for Andexxa and Bevyxxa. If we are unable to develop effective sales, marketing and distribution capabilities on our own or through collaborations or other marketing partners, we will not be successful in commercializing these products or our other future products.

We are in the early stages of developing our sales and marketing infrastructure and have limited history of selling, marketing or distributing therapeutic products. To achieve commercial success for Andexxa, Bevyxxa or any current or potential product candidate, we must continue to develop a sales and marketing organization or outsource these functions to third parties. We plan to establish and expand a hospital-based sales force in the United States and possibly other major markets and work with partners in other parts of the world to commercialize our products globally. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of Gen 2 Andexxa or a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

While there are no therapies other than Andexxa approved specifically as antidotes for Factor Xa inhibitors, we are aware of at least one drug candidate that has been studied in early stage clinical trials as a potential antidote to Factor Xa inhibitors. In addition, Andexxa may compete with the off-label use of other treatments designed to enhance coagulation, such as FFP, PCCs, rFVIIa or whole blood. Although there is no approved indication for these products in patients taking Factor Xa inhibitors, physicians may choose to use them because of familiarity, cost or other reasons. In addition, we are aware that several companies have conducted preclinical research on compounds intended to be antidotes for Factor Xa inhibitors.

In addition, most of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain or maintain market share and undermine the value proposition that we might otherwise be able to offer to payors. Bevyxxa is indicated for the prophylaxis of VTE in adult patients hospitalized for an acute medical illness who are at risk for thromboembolic complications due to moderate or severe restricted mobility and other risk factors. The current standard of care for VTE prophylaxis in acute medically ill patients in the United States is a 6- to 14-day administration of enoxaparin, marketed as Lovenox and also available in generic form. Enoxaparin is a low cost therapy that is widely accepted by physicians, patients and third-party payors. As a result, we may face difficulties in marketing Bevyxxa in this patient population. Additionally our competitors may have the financial and other resources to conduct additional clinical studies in an effort to obtain regulatory approval for use of their drugs for VTE prophylaxis in acutely ill medical patients. For example, Bayer and Janssen recently published results from their Phase 3 MARINER clinical trial evaluating the safety and efficacy of rivaroxaban for up to 45 days post hospital discharge (after enoxaparin in hospital) to reduce the risk of symptomatic VTE in medical ill patients. If the results of the MARINER trial support a successful path to regulatory approval, Bevyxxa is expected to face increased competition in the marketplace from a drug which would be used as a different treatment strategy (post discharge only) in an overlapping patient population. Such treatment strategy would not require physicians, patients and third-party payors to replace enoxaparin with a higher priced therapy in the hospital.

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

*We obtained regulatory approval of Andexxa in the United States through an Accelerated Approval process. Continued approval may be contingent upon post-marketing study results to demonstrate a correlation of the Factor Xa-activity Biomarker to an improvement in hemostasis in patients.

The Accelerated Approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a biomarker endpoint that is considered reasonably likely to predict clinical benefit rather than a clinical endpoint such as survival or irreversible morbidity. Our approval of Andexxa was supported by data from two Phase 3 ANNEXA studies (ANNEXA-R and ANNEXA-A), which evaluated the safety and efficacy of Andexxa in reversing the anticoagulant activity of the Factor Xa inhibitors rivaroxaban and apixaban in healthy volunteers, and interim patient data from our ongoing ANNEXA-4 single-arm, open-label study in patients on a Factor Xa inhibitor experiencing a life threatening or uncontrolled bleeding episode. However, these studies have inherent limitations as compared with a randomized controlled trial. As a condition to approval, the FDA has required us to conduct a post-marketing randomized controlled trial of Andexxa. This trial will randomize patients to receive either Andexxa or the type of care the enrolling institution would provide in the absence of Andexxa. This study is scheduled to be initiated in 2019 and be reported in 2023. We expect the practical implementation and ethical considerations of a randomized controlled trial for Andexxa to present challenges, and we cannot be sure that we will be able to successfully conduct and enroll such a trial in a manner satisfactory to the FDA or within the time period required by the FDA.  Further, if the randomized controlled trial is not successful, the FDA could terminate our marketing approval for Andexxa.

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

The outcome of preclinical testing and early clinical studies may not be predictive of the success of later clinical studies, and interim results of a clinical study do not necessarily predict final results. For example, the favorable results from our Phase 2 proof-of concept studies of Andexxa, our Phase 3 ANNEXA-A (apixaban) and ANNEXA-R (rivaroxaban) studies, and the interim results from our ANNEXA-4 patient study may not be predictive of success in our planned randomized controlled trial of Andexxa. Reversal of Factor Xa inhibitor anticoagulation by Andexxa may not ensure hemostasis, for example, if damage to the blood vessel integrity is severe, bleeding may not stop following the administration of Andexxa. We also do not know how the results from our ANNEXA trials will translate into clinical use in patients or the effect of repeat doses. Finally, the favorable interim results from our Phase 2a proof-of-concept study for cerdulatinib in patients with NHL or CLL who have failed or relapsed on existing marketed therapies or products in development, including patients with identified mutations, may not be confirmed in future clinical studies or predictive of final results.

*Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally. Following the negative opinion by the CHMP for Bevyxxa and acceptance of this negative decision by the European Commission, we will not obtain marketing approval to commercialize Bevyxxa in the EU at this time. While the CHMP has communicated a positive trend vote for Andexxa, the CHMP has requested additional data with respect to Andexxa and extended the timetable for the review.  This will delay the CHMP opinion and could even reduce the likelihood of a favorable opinion.

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

In July 2018, the CHMP issued a final recommendation on betrixaban for the prevention of VTE in adult patients hospitalized for an acute medical illness with risk factors for VTE, including VTE-related death.  The CHMP maintained its negative opinion issued in February 2018 following a re-examination procedure requested by Portola. Failure to obtain marketing approval of Bevyxxa in the EU will reduce the commercial potential of Bevyxxa and could also have a negative impact on our efforts to commercialize and obtain market acceptance for Bevyxxa in the US market.

In February 2018, the CHMP communicated a positive trend vote on the MAA for Andexxa. While a positive trend vote is considered an encouraging (although not determinative) indicator for the potential outcome for the formal CHMP opinion, the CHMP also requested additional data with respect to Andexxa which will delay the date of the formal opinion until the fourth quarter of 2018. In addition, at this time we cannot be certain that we will be able to provide the additional data to the CHMP in a form satisfactory to the CHMP, or that the additional data will support a positive opinion. Failure to obtain marketing approval of Andexxa in the EU would reduce the commercial potential of Andexxa.

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

While no serious adverse side effects have been observed in our completed healthy patient studies with Andexxa, there is a risk that adverse side effects could be observed through our ANNEXA-4 patient study results, our post-marketing randomized controlled trial of Andexxa, additional clinical experience or repeat doses that are determined to have been caused by Andexxa. Some protein-based biologics have encountered problems with immunogenicity, that is, their tendency to trigger an unwanted immune response against themselves. To date, no neutralizing antibodies against Andexxa or antibodies to Factor Xa have been detected; however there is still a risk that such antibodies could be identified through our ANNEXA-4 patient study results, additional clinical experience or from repeat doses. In addition, in our ANNEXA-4 patient trial, reversing the anticoagulant activity of Factor Xa inhibitors in patients with life threatening or uncontrolled bleeding who have underlying medical conditions requiring anticoagulation has been associated with thromboembolic events, ischemic events, cardiac arrest and sudden deaths, and the FDA has included a boxed warning in the Andexxa label to this effect.

Bevyxxa, like all currently marketed inhibitors of Factor Xa, carries some risk of life-threatening bleeding. In addition, patients taking Bevyxxa in our Phase 2 studies had an increased rate of gastrointestinal issues, such as diarrhea, nausea and vomiting, and other side effects such as back pain, dizziness, headaches, rashes and insomnia as compared to subjects taking a placebo or an active comparator.

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

In addition, the occurrence of any of the foregoing, even if promptly remedied, could negatively impact the perception of us or the relevant product among the medical community, patients or third-party payors.

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

We are developing Andexxa as a universal antidote for patients receiving a Factor Xa inhibitor when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery/urgent procedures. Our approval of Andexxa was limited to patients treated with rivaroxaban and apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding. Our studies have not yet included patients requiring emergency surgery or urgent procedures and we do not anticipate obtaining this indication without clinical data. We expect that we will also be required to provide additional clinical data to support addition to our label of other Factor Xa inhibitors, including Bevyxxa, edoxaban and enoxaparin. Additional clinical studies will require additional time and expense and may not prove successful. Limitations in our label for Andexxa will reduce the number of patients for whom Andexxa is indicated and could reduce the size of the anticipated market and our financial prospects. In addition, our label for Andexxa includes a boxed warning that treatment with Andexxa has been associated with serious and life‑threatening adverse events, thromboembolic events, ischemic events, cardiac arrest and sudden deaths. This boxed warning may adversely impact market acceptance and the commercial potential of Andexxa. There can be no assurance that further clinical experience will provide a basis to remove this boxed warning.

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

We have encountered uncertainties and risks associated with scaling up the manufacturing for Andexxa. The manufacture of biologics involves complex processes, typically including developing cell lines or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. The cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process is more complex and can be difficult to reproduce. Even though we have completed our process validation campaign for Gen 2 commercial scale manufacturing, there is no guarantee we will be successful in obtaining regulatory approval for the Gen 2 products. Due to the high cost to manufacture Andexxa and the inherent uncertainty related to manufacturing costs, there is a relatively greater risk that Andexxa may not be commercially viable.

We have received commercial approval from the FDA for Andexxa based on Gen 1 supply from AGC. However, our Gen 1 manufacturing process was designed to produce Andexxa for our clinical studies on a small scale and is capable of manufacturing only limited supply to support a commercial launch in relation to projected demand. In order to obtain FDA approval of Gen 2 material produced by Lonza, the vendor’s manufacturing facility will need to pass a pre-approval regulatory inspection and we will need to demonstrate that such material is comparable to the product produced by our Gen 1 process.  Demonstrating comparability can require significant pre-clinical and clinical studies. The material may also be considered a new biological entity and a new clinical program, possibly commencing with Phase 1, and a full BLA submission may be required for approval, resulting in additional time and expense. If we are not able to establish a commercial-scale manufacturing process for Andexxa in a timely manner, or at all, our business, financial condition, results of operations and growth prospects would be materially adversely affected.

3) RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

*We rely on third parties to conduct our clinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies.

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

We do not own facilities for clinical-scale or commercial manufacturing of our product candidates and we rely on third-party suppliers to manufacture Andexxa, Bevyxxa and our product candidates. For example, we have contracted with AGC Biologics to manufacture Andexxa bulk drug substance to support our U.S. commercial launch, and we have engaged Lonza to develop a new, higher-capacity and lower cost process for Andexxa bulk drug substance in order to support our broader, worldwide commercialization strategy. We have entered into a manufacturing agreement with Hovione for the manufacture of Bevyxxa and expect to rely on this manufacturing organization to supply Bevyxxa for U.S. commercial launch. We also rely or expect to rely on other third party providers for raw materials, drug substance and drug product manufacturing, packaging, labeling and supply chain distribution. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug supply necessary for our clinical and commercial needs, or if any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product candidate until a qualified alternative supplier is identified, which could also significantly disrupt, delay the development of, and impair our ability to commercialize, our product candidates. In addition, lead times for our manufacturing and contractual requirements of our third-party manufacturers require us to estimate product demand in advance. If our forecasts are not accurate, we may experience shortfalls or surplus of product. If we do not manufacture enough product, we may experience stock-outs and interruption of supply of our products. If we manufacture a surplus of product, we may experience spoilage from product expiration and incur manufacturing expenses which were not required. We have fixed manufacturing commitments with our third-party manufacturers which are on a “take-or-pay” basis which could require us to pay for manufacturing costs even if we eventually do not need the capacity forecasted at the time we entered into such commitments. The financial impact of either stock-outs or a product surplus could be significant with respect to financial commitments and the effect on our financial performance.

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

We may enter into additional collaboration agreements with third parties with respect to our product candidates for the commercialization of the candidates outside the United States, or for other purposes. For example, we have out-licensed development and commercial rights to Andexxa in Japan. In addition, depending on our capital requirements, development and commercialization costs, need for additional therapeutic expertise and other factors, it is possible that we will enter into broader development and commercialization arrangements with respect to our product candidates. Our likely collaborators for any distribution, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

4) RISKS RELATED TO THE OPERATION OF OUR BUSINESS

* Our future success depends on our ability to retain our key executives, and if we are not able to retain these members of our management, or retain or recruit additional management and other key personnel, our business will suffer.

Recruiting and retaining leadership and other key personnel is critical to our success. Our former Chief Executive Officer, William Lis, retired on August 1, 2018, and our board of directors has recently appointed Scott Garland to serve as our President and Chief Executive Officer. We are highly dependent on Mr. Garland and the other principal members of our executive and leadership teams. We are also in the process of a search for a new Chief Commercial Officer. Although we have retained an executive search firm and initiated a search, we cannot guarantee that we will find a candidate with our desired qualifications, on our preferred terms, on our anticipated timelines, or at all. We may not be able to attract and retain management and other key personnel in the future, due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area. We also may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of personnel from universities, research institutions and technology companies. In addition, we rely on consultants and advisors to assist us in formulating our business strategies. Our consultants and advisors may also perform services for companies other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

*Product liability lawsuits and claims against us could cause us to incur substantial liabilities and to limit sales of Andexxa and Bevyxxa and limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical studies, and the commercial manufacturing, distribution and sale of Andexxa and Bevyxxa. For example, the manufacturers of currently marketed Factor Xa inhibitors and other manufacturers of anticoagulants have faced substantial litigation due to certain alleged bleeding risks. In addition, in our ANNEXA-4 patient trial, reversing the anticoagulant activity of Factor Xa inhibitors in patients with underlying medical conditions requiring anticoagulation has been associated with thromboembolic events, ischemic events, cardiac arrest and sudden deaths, and the FDA has included a boxed warning in the Andexxa label to this effect. If we cannot successfully defend ourselves against claims that Andexxa, Bevyxxa or our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

*We may be subject to information technology system failures, network disruptions and breaches in data security.

We are increasingly dependent upon information technology systems and infrastructure to conduct critical operations and generally operate our business, which includes using information technology systems to process, transmit and store electronic information in our day-to-day operations, including customer, employee and company data. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. We also store certain information with third parties. Our information systems and those of our third-party vendors are subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks and also are vulnerable to an increasing threat of continually evolving cybersecurity risks and external hazards. Disruption, degradation, or manipulation of these systems and infrastructure through intentional or accidental means could impact key business processes. Cyber-attacks against the Company’s systems and infrastructure could result in exposure of confidential information, the modification of critical data, and/or the failure of critical operations. Likewise, improper or inadvertent employee behavior, including data privacy breaches by employees and others with permitted access to our systems, may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Any such breach could compromise our networks, and the information stored therein could be accessed, publicly disclosed, lost or stolen. Such attacks could result in our intellectual property and other confidential information being lost or stolen, disruption of our operations, and other negative consequences, such as increased costs for security measures or remediation costs, and diversion of management attention. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. In addition, with planned operations in EU, we will need to comply with the General Data Protection Regulation (“GDPR”) provisions relating to personal data, use of third party processors, data breach notifications and transfer of personal data out of the EU to the United States. The GDPR imposes large penalties for noncompliance and has the potential to increase our responsibility and liability in relation of personal data that we process, including in clinical trials, and we are required to put in place and maintain additional mechanisms to ensure compliance with the GDPR, including increased company and vendor technology and data management measures and cybersecurity investments.

5) RISKS RELATED TO INTELLECTUAL PROPERTY

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

*Our ability to successfully commercialize our technology and products may be materially adversely affected if we are unable to obtain and maintain effective intellectual property rights for our technologies and product candidates.

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technology and products. In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or products that we license from third parties. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. In addition, if our current or future licensors, licensees, or collaboration partners fail to establish or maintain such patents and other intellectual property rights, or lose rights to those patents and other intellectual property rights, such rights may be reduced or eliminated.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unresolved. In recent years patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

The Leahy-Smith America Invents Act, or the America Invents Act (“AIA”) implemented significant changes to United States patent law. The AIA could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may become involved in opposition, derivation, reexamination, inter partes review, post-grant review, or other proceedings challenging our patent rights or the patent rights of others, and the outcome of any proceedings are highly uncertain. For example, in November 2013, Zentiva k.s. and Günter SÖLCH separately filed papers with the European Patent Office opposing European Patent 2101760, assigned to Millennium Pharmaceuticals, Inc., to which we have an exclusive license. The European Patent Office decided in favor of revoking the European patent.  Portola has appealed this revocation. This patent is related to a formulation of Bevyxxa. Should the appeal or other proceedings be unsuccessful, this could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner, or by successfully seeking to narrow or invalidate our patents or render them unenforceable. The issuance of a patent is not conclusive as to its inventorship scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us, and may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

*If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our owned or licensed U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. For example, we have applied for patent term extensions at the U.S. Patent and Trademark Office (“USPTO”) within the applicable deadline after receiving approval for Andexxa and Bevyxxa, but have not yet received a final determination.  If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request or we fail to choose the most optimal patents to extend, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

Competitors or other parties may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

*Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding third party intellectual property rights with respect to our products and technology, including interference proceedings before the USPTO. An interference proceeding is a proceeding before the USPTO to determine the priority among multiple patents or patent applications. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. Any litigation involving defense against claims of infringement, misappropriation or other violation of proprietary or intellectual property rights, regardless of the merit of such claims, would involve substantial litigation expense and would be a substantial diversion of management time. If we are found to infringe a third-party’s intellectual property rights, we could be required to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing a third party’s patents. We may also be required to indemnify parties with whom we have contractual relationships against such claims. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. We also could be required to obtain a license from such third-party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all.

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

6) RISKS RELATED TO GOVERNMENT REGULATION

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

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•	federal and state laws governing data privacy and the new EU general data privacy directive;
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

7) RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Certificate of Amendment to the Portola Pharmaceuticals, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35935	3.1	6/11/2018

3.3	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.5	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006	10-Q	001-35935	4.7	11/06/2013

4.6	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and HCP Life Science Assets TRS, LLC, dated December 15, 2006	10-Q	001-35935	4.8	11/06/2013

4.7	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and Bristow Investments, L.P., dated December 15, 2006	10-Q	001-35935	4.9	11/06/2013

10.4+	Form of Executive Severance Benefits Agreement (amends and restates the form of Executive Severance Benefits Agreement filed by the Company on August 6, 2014)	8-K	001-35935	10.4	10/12/2018

10.43+	Offer Letter by and between Portola Pharmaceuticals, Inc. and Scott Garland, dated September 10, 2018	8-K	001-35935	10.43	9/20/2018

10.44+*	Letter Agreement by and between Portola Pharmaceuticals, Inc. and Tao Fu, dated August 31, 2018

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended

32.1*

Certification of Principal Executive Officers and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

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

PORTOLA PHARMACEUTICALS, INC.

Date: November 7, 2018	By:	/s/ Mardi C. Dier
Mardi C. Dier
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2018	By:	/s/ Scott Garland
Scott Garland
President and Chief Executive Officer
(Principal Executive Officer)