Form 10-Q
period 2019-03-31
PORTOLA PHARMACEUTICALS INC
filed 2019-05-08
CIK 1269021

fso

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PTLA	The Nasdaq Global Select Market

As of May 6, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 68,109,684.

PORTOLA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$226,793	$138,951
Short-term investments	96,048	178,013
Restricted cash	1,528	1,062
Trade and other receivables, net	11,787	5,849
Unbilled - collaboration and license revenue	6,317	9,880
Inventories	2,672	7,873
Prepaid and other current assets	9,713	11,699
Total current assets	354,858	353,327
Property and equipment, net	5,032	5,236
Intangible assets	7,137	7,279
Prepaid and other long-term assets	33,355	20,577
Total assets	$400,382	$386,419
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,748	$13,215
Accrued research and development	18,376	19,831
Accrued and other liabilities	28,413	22,310
Deferred revenue, current portion	2,212	1,847
Current portion of notes payable and long term royalty-based debt	15,079	11,802
Total current liabilities	73,828	69,005
Notes payable, less current portion	46,860	48,298
Long term royalty-based debt, less current portion	156,926	155,256
Long term debt	56,839	—
Long term obligation to collaborator, less current portion	6,438	6,881
Deferred revenue, long-term less current portion	4,426	4,488
Other long-term liabilities	4,415	11,924
Total liabilities	349,732	295,852
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized at March 31, 2019 and December 31, 2018; 67,977 shares and 66,618 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	70	68
Additional paid-in capital	1,652,292	1,614,320
Accumulated deficit	(1,603,860)	(1,525,704)
Accumulated other comprehensive loss	(80)	(283)
Total Portola stockholders’ equity	48,422	88,401
Noncontrolling interest	2,228	2,166
Total stockholders’ equity	50,650	90,567
Total liabilities and stockholders’ equity	$400,382	$386,419

Amounts include the assets and liabilities of SRX Cardio, LLC (“SRX Cardio”), a consolidated variable interest entity (“VIE”). Portola’s interests and obligations with respect to the VIE’s assets and liabilities are limited to those accorded to Portola in its agreement with the VIE. See Note 7, “Asset Acquisition and License Agreements”, to these condensed consolidated financial statements. See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Product revenue, net	$20,362	$606
Collaboration and license revenue	1,807	6,038
Total revenues	22,169	6,644
Operating expenses:
Cost of sales	7,150	336
Research and development	35,584	60,067
Selling, general and administrative	53,034	31,541
Total operating expenses	95,768	91,944
Loss from operations	(73,599)	(85,300)
Interest and other income, net	1,984	3,371
Interest expense	(6,481)	(2,581)
Net loss	(78,096)	(84,510)
Net (income) loss attributable to noncontrolling interest	(60)	332
Net loss attributable to Portola	$(78,156)	$(84,178)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(1.17)	$(1.28)
Shares used to compute net loss per share attributable to Portola common stockholders:
Basic and diluted	67,070,168	65,509,945

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(78,096)	$(84,510)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	203	(392)
Comprehensive loss	(77,893)	(84,902)
Comprehensive (income) loss attributable to noncontrolling interest	(60)	332
Total comprehensive loss attributable to Portola	$(77,953)	$(84,570)

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balance at December 31, 2018	66,618	$68	$1,614,320	$(1,525,704)	$(283)	$2,166	$90,567
Issuance of common stock pursuant to equity award plans	1,359	2	25,660	–	–	–	25,662
Stock-based compensation expense	–	–	12,312	–	–	–	12,312
Other comprehensive income	–	–	–	–	203	–	203
Net income (loss)	–	–	–	(78,156)	–	60	(78,096)
Change in noncontrolling interest	–	–	–	–	–	2	2
Balance at March 31, 2019	67,977	$70	$1,652,292	$(1,603,860)	$(80)	$2,228	$50,650

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balance at December 31, 2017	65,297	$66	$1,551,728	$(1,204,519)	$(409)	$2,627	$349,493
Adjustment to accumulated deficit due to adoption of ASC 606	–	–	–	29,037	–	–	29,037
Issuance of common stock pursuant to equity award plans	514	1	5,678	–	–	–	5,679
Stock-based compensation expense	–	–	10,980	–	–	–	10,980
Other comprehensive loss	–	–	–	–	(392)	–	(392)
Net loss	–	–	–	(84,178)	–	(332)	(84,510)
Change in noncontrolling interest	–	–	–	–	–	(119)	(119)
Balance at March 31, 2018	65,811	$67	$1,568,386	$(1,259,660)	$(801)	$2,176	$310,168

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(78,096)	$(84,510)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	792	756
Amortization of right-of-use asset	459	—
Accretion of discount on investment securities	(262)	(491)
Non-cash interest expense	6,481	2,581
Stock-based compensation expense, net of capitalized labor	17,894	10,980
Remeasurement gain on embedded derivatives liabilities	(472)	(1,634)
Provision for excess and obsolete inventories	3,945	—
Changes in operating assets and liabilities:
Inventories	1,498	(2,149)
Trade and other receivables, net	(5,938)	4,763
Unbilled - collaboration and license revenue	3,563	2,034
Prepaid expenses and other current assets	1,986	(11,244)
Prepaid and other long-term assets	(11,042)	4,797
Accounts payable	(4,489)	11,469
Accrued research and development	(1,455)	(22,868)
Accrued and other liabilities	3,225	(4,324)
Deferred revenue	303	1,650
Notes payable, long term royalty-based debt and long term obligation to collaborator	(2,027)	—
Other long-term liabilities	—	(230)
Net cash used in operating activities	(63,635)	(88,420)
Investing activities
Capital expenditures, net	(327)	(512)
Purchases of investments	(41,708)	(78,048)
Proceeds from maturities of investments	124,138	148,141
Net cash provided by investing activities	82,103	69,581
Financing activities
Proceeds from debt issuance, net	59,203	—
Proceeds from issuance of common stock pursuant to equity award plans, net	10,637	5,678
Other	—	(119)
Net cash provided by financing activities	69,840	5,559
Net (decrease) increase in cash, cash equivalents and restricted cash	88,308	(13,280)
Cash, cash equivalents and restricted cash at beginning of period	140,013	181,741
Cash, cash equivalents and restricted cash at end of period	$228,321	$168,461

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

We refer to our two approved drugs in this report as Andexxa and Bevyxxa. If approved outside of the United States, each drug may be marketed under different brand names. For example, Andexanet alfa received conditional approval under the brand name Ondexxya by the European Commission (“EC”) on April 26, 2019. In addition, an international nonproprietary name (“INN”) has been designated for each drug. Our previous INN for Andexxa was andexanet alfa; however, in the United States this INN has been replaced with “coagulation factor Xa (recombinant), inactivated-zhzo.” For the European Union (“EU”) and other parts of the world, andexanet alfa could remain the INN for Andexxa. Our use of Andexxa or Bevyxxa in this document in the context of continued development activities for which we have not yet received regulatory approval should not be read to imply that we have received regulatory approval for any indication or in any jurisdiction not reflected in our product labels.

2. Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of Portola, its wholly-owned subsidiaries and a development partner that is a variable interest entity (a “VIE”) for which Portola is deemed, under applicable accounting guidance, to be the primary beneficiary as of March 31, 2019. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP has been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed on March 1, 2019 with the SEC.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses in the condensed consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our significant accounting policies and estimates. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash as Reported in Condensed Consolidated Statements of Cash Flows

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash. Restricted cash consists of cash restricted for royalty payments to HealthCare Royalty Partners and its Affiliates (“HCR”) and cash held by SRX Cardio, LLC (“SRX Cardio”). Cash as reported in the condensed consolidated statements of cash flows consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$226,793	$138,951
Restricted cash (SRX Cardio)	29	30
Restricted cash for royalty payments to HealthCare Royalty Partners and its affiliates ("HCR")	1,499	1,032
Total cash balance in condensed consolidated statements of cash flows	$228,321	$140,013

Customer Concentration

We have four Andexxa specialty distributor customers who each accounted for 10% or more of total net revenues during the three months ended March 31, 2019. We have three collaboration revenue customers who each accounted for less than 10% of total net revenues during the three months ended March 31, 2019. Each of these collaboration revenue customers accounted for more than 10% of total net revenues during the three months ended March 31, 2018.

Recent Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted this new standard effective January 1, 2019 using the optional transition method, which allows us to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit at the date of adoption and apply the new disclosure requirements beginning in the period of adoption. Our adoption of the standard added approximately $2.1 million in ROU assets and $3.3 million in lease liabilities to our condensed consolidated balance sheet upon adoption and did not significantly impact financial results.

The new standard provides a number of optional practical expedients and we elected the following:

•

Transition Elections. We elected the package of practical expedients that permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs. We also elected the practical expedient to not separate lease and non-lease components for facility lease classes of underlying assets to new or modified leases beginning on or after the adoption date. That is, we will account for each separate lease component of a contract and its associated non-lease components as a single lease component.

•

Ongoing Accounting Policy Elections. We elected the short-term lease recognition exemption whereby ROU assets and lease liabilities will not be recognized for leasing arrangements with terms less than one year.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply this ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We adopted this new standard effective January 1, 2019. Adoption of this standard did not result in an adjustment to our beginning accumulated deficit upon the adoption, and did not significantly impact our financial results.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU implements an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. For trade receivables, entities will be required to estimate lifetime expected credit losses. This could result in the earlier recognition of credit losses. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than an other-than-temporary impairment that reduces the cost basis of the investment. Further, an entity will recognize any improvements in estimated credit losses immediately in earnings. Under the current guidance, a recovery of an impairment loss on an available-for-sale debt security is recognized prospectively as interest income. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are in the process of assessing the impact of ASU 2016-13 on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, this ASU requires a customer in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This ASU is effective for us for all interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are in the process of assessing the impact of ASU 2018-15 on our condensed consolidated financial statements.

3. Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following table presents our revenues, disaggregated by timing of transfer of goods or services (in thousands):

	Three Months Ended March 31, 2019
	Product Revenue, net	Collaboration and License Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$20,362	$—	$20,362
Transferred over time	—	1,807	1,807
Total	$20,362	$1,807	$22,169

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents changes in our contract assets and liabilities for the three months ended March 31, 2019 (in thousands):

	Balance at Beginning of Period	Addition	Deduction	Balance at End of Period
Contract assets:
Unbilled - collaboration and license revenue	$9,880	$1,634	$(5,197)	$6,317
Total contract assets	$9,880	$1,634	$(5,197)	$6,317

Contract liabilities:
Deferred revenue	$6,335	$1,112	$(809)	$6,638
Total contract liabilities	$6,335	$1,112	$(809)	$6,638

Significant changes in the contract liabilities balances during the period are as follows (in thousands):

Three Months Ended as of March 31, 2019
Revenue recognized according to the current period performance that was included in the contract liability at the beginning of the period	173

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2019 (in thousands):

Collaborator	Transaction Price Allocated to the Remaining Performance Obligation as of March 31, 2019	Expected Year By Which Revenue Recognition Will Be Completed	Percentage of Revenue Recognized
BMS and Pfizer - 2016 agreement	$1,525	2021	88%
Daiichi Sankyo - 2014 agreement	1,112	2020	97%
Daiichi Sankyo - 2016 agreement	3,257	2023	79%
Bayer - 2016 agreement	2,911	2023	81%
Total	$8,805

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Product Revenue, Net

To date, our source of product revenue has been from the U.S. sales of Andexxa and Bevyxxa, which we began shipping to customers in May 2018 and January 2018, respectively. No costs to obtain or fulfill the contracts have been capitalized. For the three month periods ended March 31, 2019, we recorded a total of $2.4 million as a reduction to revenue consisting primarily of distribution fees and reserves for chargebacks and returns.

Collaboration and License Revenue

BMS and Pfizer

Agreement Terms

In January 2014, we entered into an agreement with BMS and Pfizer to further study Andexxa as a reversal agent for their jointly-owned, U.S. Food and Drug Administration (“FDA”)-approved oral Factor Xa inhibitor, apixaban, through Phase 3 studies (the “2014 BMS and Pfizer Agreement”). We are responsible for the cost of conducting this clinical study.

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

For the 2014 BMS and Pfizer Agreement, we determined that the duration of the contract began on the effective date in January 2014 and ends upon Andexxa approval in United States and Europe, which we expected to be achieved in 2019. All the performance obligations under this agreement were delivered and we recognized all related revenues by the first quarter of 2019. For the three months ended March 31, 2019, we recognized less than $0.1 million as license and collaboration revenue under the 2014 BMS and Pfizer Agreement.

For the 2016 BMS and Pfizer Agreement, we determined that the duration of the contract begins on the effective date in February 2016 and ends upon estimated completion of the Andexxa Phase 4 expansion clinical trial in Japan.

We determined that the transaction price of the 2016 BMS and Pfizer Agreement was $12.9 million as of March 31, 2019 which includes routine updates for estimated costs that BMS and Pfizer will incur in developing Andexxa in Japan. In determining the transaction price, we evaluated all the payments to be received during the duration of the contract. As of March 31, 2019, the transaction price included $15.0 million of upfront payment, $5.0 million for acceptance of the Japan New Drug Application (“JNDA”) in Japan, as management expects it to be probable of achievement, $4.4 million of estimated variable consideration for cost-sharing payments from BMS and Pfizer for agreed upon research and development services for clinical trials outside of Japan, and $0.6

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

million for the estimated costs of Andexxa clinical supplies to BMS and Pfizer for Andexxa Phase 4 expansion clinical trial in Japan. Our transaction price is reduced by $12.1 million for estimated payments to be made to BMS and Pfizer for costs they will incur in developing Andexxa in Japan. Regulatory approval milestones were fully constrained and therefore are not included in the transaction price, as the receipts of such milestones are outside of our control. In determining whether to constrain other milestones, we considered numerous factors, including whether receipt of the milestones is within our control, contingent upon success in future clinical trials and/or the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to BMS and Pfizer and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

For the three months ended March 31, 2019, we recognized $0.2 million as license and collaboration revenue under the 2016 BMS and Pfizer Agreement and recorded $5.5 million as deferred revenue under contract liabilities as of March 31, 2019 on the condensed consolidated balance sheets.

Daiichi Sankyo, Inc. (“Daiichi Sankyo”)

Agreement Terms

In July 2014, we entered into an agreement with Daiichi Sankyo to study the safety and efficacy of Andexxa as a reversal agent to edoxaban, in our Phase 3 and Phase 4 studies (the “2014 Daiichi Sankyo Agreement”). We are responsible for the cost of conducting these clinical studies. Pursuant to our agreement with Daiichi Sankyo we are obligated to provide research, development and regulatory services and to manufacture and supply Andexxa in exchange for an upfront nonrefundable fee of $15.0 million, up to two contingent payments totaling $5.0 million which are payable upon the initiation of our Phase 3 study and achievement of certain events associated with scaling up our manufacturing process to support a commercial launch, and up to four payments totaling $20.0 million which are payable upon acceptance of filing and regulatory approval of Andexxa as a reversal agent to edoxaban by the FDA and the European Medicines Agency (“EMA”).

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

For the 2014 Daiichi Sankyo Agreement, we determined that the duration of the contract begins on the effective date in July 2014 and ends upon Andexxa approval as a reversal agent to edoxaban in the United States and Europe, which we expect to be achieved in 2020. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. We analyzed the impact of Daiichi Sankyo’s terminating the agreement prior to Andexxa approval and determined that there were substantive non-monetary penalties to Daiichi Sankyo for doing so. We considered quantitative and qualitative factors to reach this conclusion.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We determined that the transaction price of the 2014 Daiichi Sankyo Agreement and October 2016 amendment of this agreement was $34.0 million as of March 31, 2019. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of March 31, 2019, the transaction price included $22.0 million of upfront payments and $12.0 million in milestones already received upon achievement of specified events. As of March 31, 2019, we had $5.5 million of further milestone payments eligible to be included in the transaction price but have determined they are not probable of achievement and therefore constrained. As part of our evaluation of the constraint, we considered numerous factors, including whether receipt of the milestones is outside of our control and/or contingent upon success in a future clinical trial. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

For the three months ended March 31, 2019, we recognized $0.5 million as license and collaboration revenue under the combined 2014 Daiichi Sankyo Agreement and October 2016 amendment and recorded $1.1 million as deferred revenue under contract liabilities as of March 31, 2019 on the condensed consolidated balance sheets. There were no costs incurred to obtain or fulfill the contract.

For the 2016 Daiichi Sankyo Agreement, we determined that the transaction price of the 2016 Daiichi Sankyo Agreement was $15.5 million as of March 31, 2019 which includes routine updates for estimated reimbursable costs to be incurred in future periods. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of March 31, 2019, the transaction price included $5.0 million of upfront payment and $4.3 million of estimated variable consideration for cost-sharing payments from Daiichi Sankyo for agreed upon research and development services incurred and to be incurred outside of Japan including the ESS-study, and $6.2 million of estimated variable consideration for cost-sharing payments from Daiichi Sankyo associated with the development of Andexxa in Japan. As of March 31, 2019, we had $10.0 million of further regulatory milestone payments eligible for achievement, however, regulatory milestones have been fully constrained and thus are not included in the transaction price. In determining whether to constrain these milestones, we considered numerous factors, including whether receipt of the milestones is within our control and/or contingent upon success in future clinical trials. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

For the three months ended March 31, 2019, we recognized $0.6 million as license and collaboration revenue under the 2016 Daiichi Sankyo Agreement and recorded $3.0 million as Unbilled - collaboration and license revenue as of March 31, 2019 on the condensed consolidated balance sheets. None of the costs to obtain or fulfill the contract were capitalized.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the 2014 Bayer and Janssen Agreement, we determined that the duration of the contract begins on the effective date of the 2014 Bayer and Janssen Agreement and ends upon Andexxa approval in the United States and Europe for rivaroxaban, which was expected to be achieved in 2019. All the performance obligations under this agreement were delivered and we recognized all related revenues by the first quarter of 2019. For the three months ended March 31, 2019, we recognized less than $0.1 million as license and collaboration revenue under the 2014 Bayer and Janssen Agreement. None of the costs to obtain or fulfill the contract were capitalized.

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

We determined that the transaction price of the 2016 Bayer Agreement was $15.5 million as of March 31, 2019 which includes routine updates for estimated reimbursable costs to be incurred in future periods. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of March 31, 2019, the transaction price included a $5.0 million upfront payment, $4.3 million of estimated variable consideration for cost-sharing payments from Bayer for agreed upon research and development services incurred and to be incurred outside of Japan including the ESS-study and $6.2 million of estimated variable consideration for cost-sharing payments from Bayer associated with the development of Andexxa in Japan. As of March 31, 2019, we had $10.0 million of further regulatory milestone payments eligible for achievement, however, regulatory milestones have been fully constrained and thus are not included in the transaction price. In determining whether to constrain these milestones, we considered numerous factors, including whether receipt of the milestones is within our control and/or contingent upon success in future clinical trials. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

For the three months ended March 31, 2019, we recognized $0.5 million as license and collaboration revenue under the 2016 Bayer Agreement and recorded $3.3 million as Unbilled - collaboration and license revenue as of March 31, 2019 on the condensed consolidated balance sheets. There were no costs incurred to obtain or fulfill the contract.

4. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amounts of certain of our financial instruments, including cash and cash equivalents, restricted cash, short-term investments, receivables from collaborations, prepaid and other current assets, accounts payable, accrued research and development, accrued and other liabilities and deferred revenue and approximate their fair value due to their short maturities. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1 –Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. Our embedded derivative liabilities are measured at fair value using a Monte Carlo simulation model or a discounted cash flow model and are included as a component of other long-term liabilities on the condensed consolidated balance sheets. The embedded derivative liabilities are subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income, net, in our condensed consolidated statements of operations. The assumptions used in the Monte Carlo simulation model or the discounted cash flow model include: (1) our estimates of both the probability and timing of manufacturing regulatory approval of Andexxa and other related events; (2) the probability-weighted net sales of Andexxa; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the note. Our noncontrolling interest in SRX Cardio includes the fair value of the contingent milestone and royalty payments, which is valued based on Level 3 inputs. See Note 7, "Asset Acquisition and License Agreements", to these condensed consolidated financial statements for further information.

Our liability-classified Lonza AG (“Lonza”) award was measured at fair value using a Black-Scholes model until the settlement date during the first quarter of 2019. Change in the fair value of the liability-classified Lonza award was recognized as research and development expense in our condensed consolidated statements of operations. The assumptions used in the Black-Scholes model include: (1) expected risk free rate; (2) expected volatility; and (3) expected dividend yield rate. See Note 6, "Contract Manufacturing Agreements", to these condensed consolidated financial statements for further information.

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Our noncontrolling interest in SRX Cardio includes the fair value of the contingent milestone and royalty payments, which is valued based on Level 3 inputs. See Note 7, “Asset Acquisition and License Agreements”, to these condensed consolidated financial statements for further information.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the fair value of our financial assets and liabilities (excluding restricted cash) allocated into Level 1 and Level 2 that were measured on a recurring basis (in thousands):

		March 31, 2019				December 31, 2018
					Estimated				Estimated
	Fair Value	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Money market funds	Level 1	$34,054	$—	$—	$34,054	$19,500	$—	$—	$19,500
Corporate notes and commercial paper	Level 2	168,707	2	(77)	168,632	166,363	1	(205)	166,159
U.S. Treasury bills and government agency securities	Level 2	84,919	3	(9)	84,913	110,270	1	(81)	110,190
		$287,680	$5	$(86)	$287,599	$296,133	$2	$(286)	$295,849
Classified as:
Cash equivalents					$191,551				$117,836
Short-term investments					96,048				178,013
Total cash equivalents and investments					$287,599				$295,849

At March 31, 2019, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized losses on available-for-sale securities for the periods presented. We do not intend to sell the investments with unrealized losses at March 31, 2019, and it is not more likely than not that we will be required to sell those investments with unrealized losses before recovery of their amortized cost bases, which may be maturity. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both March 31, 2019 and December 31, 2018.

Level 3 liabilities are comprised of embedded derivative liabilities as described in Note 8, “Long Term Obligations”, to these condensed consolidated financial statements and includes liability-classified Lonza award. The estimated fair value of the Notes, long term royalty-based debt and long term debt are discussed in Note 8. The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative liabilities and Lonza award during the three-month period ended March 31, 2019 (in thousands):

	Embedded derivative liabilities	Lonza award	Total
Balance as of December 31, 2018	$2,497	$9,201	$11,698
Net change in the fair value	(472)	5,824	5,352
Addition of derivative related to 2019 Secured Term Loan	2,372	—	2,372
Settlement of Lonza award	—	(15,025)	(15,025)
Balance as of March 31, 2019	$4,397	$—	$4,397

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$5,534	$279
Work in process	18,349	14,395
Finished goods	2,594	2,844
Total inventories	$26,477	$17,518

Balance Sheet Classification
Inventories	$2,672	$7,873
Prepaid and other long-term assets	23,805	9,645
Total inventories	$26,477	$17,518

As of March 31, 2019, and December 31, 2018, long-term inventories of $23.8 million and $9.6 million, respectively are classified as prepaid and other long-term assets as these inventories are not expected to be sold within the next twelve months, and the amount is deemed recoverable.

As of March 31, 2019, and December 31, 2018, we have made prepayments to manufacturers for the purchase of inventories. These are classified as short and long-term assets based on when the inventories are expected to be utilized in the manufacturing process and/or sold within the next twelve months.

As of March 31, 2019, we maintain a reserve of $6.6 million for excess and obsolescence inventories. We recorded a related charge to cost of sales of $3.9 million during the three months ended March 31, 2019. In developing the estimate for inventory reserve, we used estimates of demand. If it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required.

Prepaid and Other Long-Term Assets

Prepaid and other long-term assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Long-term inventories	$23,805	$9,645
Prepaid manufacturing and others	9,550	10,932
Total prepaid and other long-term assets	$33,355	$20,577

As of March 31, 2019 and December 31, 2018, long-term prepaid manufacturing of $7.8 million and $10.9 million, respectively, are classified as prepaid and other long-term assets as these inventories are not expected to be utilized in the manufacturing process and/or sold within the next twelve months.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Manufacturing related	$8,571	$5,465
Compensation and employee benefits	7,412	10,794
Current portion of lease liability	2,683	—
Others	9,747	6,051
Total accrued and other liabilities	$28,413	$22,310

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Contract Manufacturing Agreements

Lonza Manufacturing Services Agreement

In August 2017, we executed a Manufacturing Services Agreement with Lonza to develop our Gen 2 manufacturing process for Andexxa bulk drug substance. The manufacturing commitments included therein were contingent upon marketing approval by either the FDA or the EMA of Andexxa manufactured under the Gen 2 process and will remain in effect for a period of ten years. Additionally, the agreement provides Lonza with two separate rights to purchase shares of our common stock at a purchase price of $1.00 per share, contingent upon certain events. The first purchase right was earned by Lonza in the first quarter of 2019 upon the approval of the Gen 2 process and the commencement of process transfer activities to an additional new facility. The second purchase right will be earned by Lonza upon the approval of the drug substance manufactured at the new facility and the number of shares will be determined based on the achievement of specified performance metrics at the new facility. The number of shares subject to each of the first and the second purchase right will be capped at the lesser of either: (1) the number of shares with an aggregate market value of $15.0 million based on a 20 day trailing market value average from the date such purchase right is earned by Lonza, or (2) 500,000 shares.

The first purchase right was earned by Lonza during the first quarter ended March 31, 2019. The FDA approved Andexxa Gen2 on December 31, 2018 and, in February 2019, Lonza commenced process transfer activities to an additional new facility. During the first quarter of 2019, Lonza exercised their right to purchase 500,000 shares of our common stock at $1.00 per share. We marked to market the liability-classified award up to the settlement date using the valuation assumptions described in Note 4, “Fair Value Measurements”, to these condensed consolidated financial statements and recognized $5.8 million of non-employee stock based compensation expense classified as research and development expense during the three months ended March 31, 2019.

As of March 31, 2019, we have not recognized any expense for the second tranche award because the related performance conditions were not considered probable.

7. Asset Acquisition and License Agreements

SRX Cardio, LLC

In December 2015, we entered into an option agreement with SRX Cardio to explore a novel approach to develop a drug in the field of hypercholesterolemia. This agreement provided us an option to enter into an exclusive license agreement as well as responsibility to lead and fund the development effort during the option period. We made an upfront payment of $0.5 million.

In September 2016, we exercised our right to enter into an exclusive license agreement. We determined that SRX Cardio is and continues to be a variable interest entity and that we hold a variable interest in SRX Cardio’s intellectual property assets and the related potential future product candidates these assets may produce. Due to the absence of other significant development programs at SRX Cardio, we concluded that the variable interest was in the entity as a whole. Given the stage of development, we concluded that SRX Cardio is not considered a business as they lack the processes required to generate outputs. Further, because we control those activities most significant to SRX Cardio, we are considered to be the primary beneficiary of SRX Cardio. Accordingly, SRX Cardio is subject to consolidation and we have consolidated the financial statements of SRX Cardio.

As of March 31, 2019, we have not provided financial or other support to SRX Cardio that was not previously contracted or required. We recorded SRX Cardio’s $29,000 and $30,000 of cash as restricted cash as of March 31, 2019 and December 31, 2018, respectively, because (a) we do not have any interest in or control over SRX Cardio's cash and (b) the agreement does not provide for these assets to be used for the development of the intellectual property assets developed pursuant to this agreement. We recorded $60,000 as net income attributable to noncontrolling interest (SRX Cardio) for the three months ended March 31, 2019 on our condensed consolidated statements of operations, reflecting the change in fair value of our contingent future payments liability to SRX Cardio as of March 31, 2019.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Long Term Obligations

BMS and Pfizer Promissory Notes

In December 2016, we entered into a supplemental funding support agreement with BMS and Pfizer whereby we received $50.0 million in exchange for two promissory notes totaling $65.0 million that become due in December 2024 (“Notes”). We may reduce the repayment amount to $62.5 million if such amount is paid by December 31, 2023. The use of funds is restricted to development activities needed for regulatory approval of Andexxa by the FDA and the EMA as provided in the agreement. Pursuant to the terms of the agreement, we are required to pay down the Notes each quarter in an amount equal to 5% of net sales of Andexxa in the United States and the EU.

The upfront cash receipt of $50.0 million is recorded as Notes payable at issuance. We are accruing for interest over the term of the Notes. The carrying values of the Notes payable includes accrued interest of $8.4 million and $7.6 million at March 31, 2019 and December 31, 2018, respectively.

Our payment obligations for BMS and Pfizer Promissory Notes are as follows (in thousands):

	March 31, 2019	December 31, 2018
Total repayment obligations	$62,500	$62,500
Less: interests to be accreted in future periods	(7,828)	(8,643)
Less: payments made	(1,198)	(497)
Carrying value of notes payable	53,474	53,360
Less: current portion of royalties	(6,614)	(5,062)
Non-current portion of notes payable	$46,860	$48,298

We evaluated the features of the Notes and determined that certain features require acceleration of payments such as pursuant to a change of control. We determined that these features (embedded derivatives) require bifurcation and fair value recognition. We determined the fair value of each derivative using a Monte Carlo simulation model taking into account the probability of these events occurring and potential repayment amounts and timing of such payments that would result under various scenarios (see Note 4, “Fair Value Measurements”, to these condensed consolidated financial statements). We will remeasure the embedded derivatives to fair value each reporting period until the repayment, termination or maturity of the Notes.  For the three months ended March 31, 2019 and 2018, we recognized a gain of $0.5 million and a loss of $0.6 million, respectively, upon remeasurement of the embedded derivatives.

The estimated fair value of the Notes at March 31, 2019 and December 31, 2018 was $53.2 million and $53.2 million, respectively, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 4, “Fair Value Measurements”, to these condensed consolidated financial statements.

Royalty-based Financing

In February 2017, we entered into a purchase and sale agreement (the “Royalty Sales Agreement”) with HealthCare Royalty Partners and its affiliates (“HCR”) whereby HCR acquired a term royalty interest in future worldwide net sales of Andexxa. We received $50.0 million upon closing and received an additional $100.0 million following the U.S. regulatory approval of Andexxa in May 2018. We are required to pay royalties to HCR based on tiered net worldwide sales of Andexxa in a range of 8.46% to 4.19%. The applicable rate decreases starting at worldwide net annual sales levels above $150.0 million. Total royalty payments are capped at 195% of the funding received less certain transaction expenses, or $290.6 million.

Upon the closing of Royalty Sales Agreement in February 2017, we incurred a fee to HCR of $2.0 million and paid additional debt issuance costs totaling $0.6 million, which includes expenses that we paid on behalf of HCR and expenses incurred directly by us. Upon the subsequent funding of $100.0 million in May 2018, we incurred fees to HCR of $5.0 million. Fees and debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The effective interest rate as of March 31, 2019 was 14.2%. We are accruing for interest over the term of the royalty-based debt. The carrying value of the royalty-based debt includes accrued interest of $28.3 million and $22.9 million, net of unamortized debt discount of $6.6 million and $6.8 million, at March 31, 2019 and December 31, 2018, respectively.

Our payment obligations for HCR royalty-based debt are as follows (in thousands):

	March 31, 2019	December 31, 2018
Total repayment obligations	$290,550	$290,550
Less: interests to be accreted in future periods	(120,431)	(125,851)
Less: payments made	(2,001)	(816)
Carrying value of long term royalty-based debt	168,118	163,883
Less: current portion of royalties	(11,192)	(8,627)
Non-current portion of long term royalty-based debt	$156,926	$155,256

We determined that certain feature, such as the variability in the royalty payments based upon the timing of regulatory approval, is an embedded derivative that requires bifurcation from the royalty-based debt instrument. Upon the Andexxa Gen2 FDA approval on December 31, 2018, it was determined that there was no longer a derivative associated with the debt contract. For the three months ended March 31, 2018, we recognized a gain of $2.2 million upon remeasurement of the embedded derivative.

The estimated fair value of royalty-based debt at March 31, 2019 and December 31, 2018 was $150.5 million and $154.2 million, respectively, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs as described in Note 4, “Fair Value Measurements”, to these condensed consolidated financial statements.

Secured Term Loan

In February 2019, we entered into a credit agreement (the “Credit Agreement”) with HCR and Athyrium Opportunities III Acquisition LP (“Athyrium”) whereby we received the first tranche of $62.5 million (“Secured Term Loan”) in March 2019 and we have access to the second tranche of $62.5 million at our option if we receive regulatory approval from the EMA for Ondexxya, brand name of andexanet alfa in the EU, and achieve a U.S. Andexxa net product revenue of $50.0 million for the nine-months period ended September 30, 2019. If we satisfy both conditions, we have until November 15, 2019 to access the second tranche.

All obligations under the Credit Agreement are due on February 28, 2025 with certain scheduled payments of the principal starting from March 31, 2022. The outstanding principal balance of the loan bears interest at 9.75% per annum. The loan is secured by substantially all of our assets. The Credit Agreement contains certain covenants that, among others, require us to deliver financial reports at designated times of the year and limit or restrict our ability to incur additional indebtedness or liens, acquire, own or make any investments, pay cash dividends or enter into certain corporate transactions, including mergers and changes of control, and require us to maintain $31.3 million of cash, such amount to be increased if we draw on the second tranche of funding. Violating covenants would put us in default and that the lenders would then have the option to demand repayment plus certain penalties or allow us to continue to service the loan but at the default interest rate of 12.75%. As of March 31, 2019, we were not in violation of any covenants.

For the three months ended March 31, 2019, coupon interest of $0.2 million was accrued. Upon the closing of Credit Agreement, we incurred fees of $2.8 million to HCR and Athyrium and other debt issuance cost of $0.5 million. Loan origination fees and debt issuance costs are netted against the loan balance and are amortized over the contractual term of the loan using the effective interest method. The effective interest rate as of March 31, 2019 was 11.3%.

As of March 31, 2019, the future principal maturities of our Secured Term Loan for each of the next five years are as follows (in thousands):

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Years ending March 31,
2022	$2,404
2023	9,615
2024	9,615
Thereafter	40,866
Total	$62,500

We evaluated the terms of the loan and determined that one feature could require acceleration of payments and a prepayment penalty (make-whole provision) upon a change of control if it occurs prior to the 30-month anniversary period from the funding date in March 2019. We determined that this feature (embedded derivative) requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using a discounted cash flow model taking into account the probability of a change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 4, “Fair Value Measurements”, to these condensed consolidated financial statements. We will remeasure the embedded derivative to fair value each reporting period until the feature with make-whole provision lapses after 30 months from the funding date in March 2019.

The estimated fair value of long-term debt at March 31, 2019 was $67.0 million, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a discounted cash flow model with inputs consistent with those used in determining the embedded derivative values as described in Note 4, “Fair Value Measurements”, to these condensed consolidated financial statements.

9. Stock Based Compensation

Stock Options

The following table summarizes stock option activity under our 2013 Equity Incentive Plan (the “2013 Plan”) and an Inducement Plan, and related information during the three months ended March 31, 2019:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Options	Price Per Share
Balance at December 31, 2018	7,507,690	$33.25
Options granted	1,557,406	27.53
Options exercised	(424,589)	17.84
Options canceled	(309,175)	38.31
Balance at March 31, 2019	8,331,332	$32.78

Performance Stock Options (“PSOs”)

In March 2019, the Compensation Committee of our Board of Directors approved a program to award up to 490,986 PSOs to the management team based on the achievement of certain net revenue goals. The following table summarizes PSO activities under our 2013 Plan and related information during the three months ended March 31, 2019:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	PSOs	Price Per Share
Balance at December 31, 2018	143,335	$23.76
Options granted	490,986	33.29
Options exercised	(10,000)	23.76
Options canceled	—	—
Balance at March 31, 2019	624,321	$31.25

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units (“RSUs”)

The following table summarizes RSU activity under our 2013 Plan and Inducement Plan, and related information during the three months ended March 31, 2019:

	Shares
	Subject to	Weighted-
	Outstanding	Average Grant Date
	RSUs	Fair Value Per Share
Balance at December 31, 2018	979,278	$34.00
RSUs granted	559,287	27.64
RSUs released	(314,311)	35.29
RSUs canceled	(44,774)	36.51
Balance at March 31, 2019	1,179,480	$30.55

Performance Stock Units (“PSUs”)

The following table summarizes PSU activity under our 2013 Plan and related information during the nine months ended March 31, 2019:

	Shares
	Subject to	Weighted-
	Outstanding	Average Grant Date
	PSUs	Fair Value Per Share
Balance at December 31, 2018	153,503	$29.85
PSUs granted	—	—
PSUs released	(18,575)	32.66
PSUs canceled	(26,801)	28.67
Balance at March 31, 2019	108,127	$29.66

The table below sets forth the functional classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$10,137	$4,452
Selling, general and administrative	7,999	6,528
Subtotal	$18,136	$10,980
Capitalized stock-based compensation costs	(242)	—
Stock-based compensation expense included in total expenses	$17,894	$10,980

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to Portola Common Stockholders for the periods presented because including them would have been antidilutive:

	As of March 31,
	2019	2018
Stock options to purchase common stock	8,331,332	7,293,733
Performance stock options	624,321	163,481
Common stock warrants	1,500	1,500
Restricted stock units	1,179,480	646,125
Performance stock units	108,127	393,225
Employee stock purchase plan	14,619	12,391

Up to 500,000 shares of our common stock may be contingently issued, if certain regulatory and performance conditions are met under an agreement with a contract manufacturer, as described in Note 6, “Contract Manufacturing Agreements”, to these condensed consolidated financial statements.

11. Leases

We have operating leases for our office facilities. Our leases have remaining lease terms of 1 year or less as of March 31, 2019. Our operating lease provides an option to renew for up to 3 years. Upon adoption of ASC 842, we did not elect to apply the hindsight expedient in evaluating our renewal option, and as such, we did not include the renewal period in our lease term because at the inception we were not reasonably certain that we would exercise the renewal option. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Our operating lease right-of-use asset and liability were recognized at the adoption date of ASC 842 based on the present value of lease payments over the remaining lease term at the adoption date. In determining the net present value of lease payments, we used our incremental borrowing rate based on the information available, including remaining lease term, at the adoption date of ASC 842.

The components of lease expense are as follows (in thousands):

Three months ended March 31, 2019
Operating lease cost	$459
Short-term lease cost	89

Supplemental cash flow information related to leases are as follows (in thousands):

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$676

Supplemental balance sheet information related to leases are as follows (in thousands):

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Classification	As of March 31, 2019
Operating lease
Lease right-of-use asset
Non-current	Prepaid and other long-term assets	$1,734
Lease liability
Current	Accrued and other liabilities	$2,683

Weighted Average Remaining Lease Term
Operating lease		1 year

Weighted Average Discount Rate
Operating lease		7.06%

Maturity of a lease liability is as follows (in thousands):

Operating Lease
Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$2,088
2020	696
Total lease payments	2,784
Less imputed interests	(101)
Total lease liability	$2,683

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

OVERVIEW

Portola Pharmaceuticals, Inc. (the “Company” or “we” or “our” or “us”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic diseases and inflammation for patients who currently have limited or no approved treatment options. Our headquarters are located in South San Francisco, California. Our lead product is Andexxa® [coagulation factor Xa (recombinant), inactivated-zhzo] which we will market under the brand name of Ondexxya® in Europe, the first and only antidote approved by the FDA and the EC, respectively, for patients treated with rivaroxaban or apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding. Bevyxxa® (betrixaban) is the first and only oral, once-daily Factor Xa inhibitor approved by the FDA for the prevention of venous thromboembolism (“VTE”) in adult patients hospitalized for an acute medical illness. Bevyxxa is currently being marketed in a limited manner and we are evaluating potential partnership opportunities for this product. We are advancing cerdulatinib, an investigational oral, dual spleen tyrosine kinase (“Syk”) and Janus kinase (“JAK”) inhibitor in development to treat hematologic cancers. We also have a number of other molecules in earlier stage and pre-clinical development.

Pipeline

	Description	Approved or Investigational Indication	Stage	Commercial rights
Andexxa	Reversal agent for certain Factor Xa (fXa) inhibitors	Patients treated with rivaroxaban or apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding	U.S. Approval E.U. Approval	Worldwide excluding Japan
Bevyxxa	Oral fXa inhibitor	Extended duration VTE prophylaxis in acute medically ill patients in-hospital and post discharge for 35-42 days	U.S. Approval	Worldwide
Cerdulatinib	Oral, dual Syk and JAK inhibitor	Relapsed/refractory B- and T-cell malignancies	Phase 2a	Worldwide excluding topical formulation in non-oncology indications

Approved Products:

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

Andexanet alfa received conditional approval under the brand name Ondexxya by the EC on April 26, 2019.  This conditional approval included several post-authorization requirements, including specific obligations to submit a final clinical study report for the randomized controlled trial of Andexxa (US)/Ondexxya (EU), a final clinical study report for the ANNEXA-4 study, and an obligation to provide some additional pharmacokinetic data.

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

Product Candidate:

Cerdulatinib

Cerdulatinib is our investigational Syk and janus kinase (“JAK”) inhibitor that uniquely inhibits two key cell signaling pathways implicated in certain hematologic malignancies and autoimmune diseases. There is a rationale for inhibiting both Syk (B-cell receptor pathway) and JAK (cytokine receptors) in B-cell malignancies where both targets have been shown to promote cancer cell growth and survival. In addition, pre-clinical data suggest an important role for Syk and JAK in Peripheral T-Cell Lymphoma (“PTCL”) tumor survival.

There is a significant unmet need for the treatment of patients with relapsed/refractory PTCL. Current approved therapies for relapsed/refractory PTCL are all given via IV infusion and have limited activity with overall response rates of approximately 30%.  In addition, most of these responses are partial responses.  Based on the unmet need and on the activity to date with cerdulatinib, we have prioritized development in PTCL. Following our End of Phase 2 meeting with the FDA in January 2019, the FDA has requested additional data supporting the proposed dose and we have submitted the requested data. Pending the outcome of our discussions, we hope to start a registrational study. In addition, we remain focused on development in cutaneous T-cell lymphoma (“CTCL”) and Follicular Lymphoma and are exploring potential paths to approval in these diseases.

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

Except as noted below, there have been no significant or material changes in our critical accounting policies during the three months ended March 31, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019.

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of operations

Comparison of the three months ended March 31, 2019 and 2018

Revenue

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(in thousands, except percentages)
Andexxa	$20,285	$—	$20,285	*
Bevyxxa	77	606	(529)	(87%)
Total product revenue, net	20,362	606	19,756	3260%

Total collaboration and license revenue	1,807	6,038	(4,231)	(70%)

Total revenues	$22,169	$6,644	$15,525	234%

* Percentage not meaningful

The increase in total revenues during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to:

•

commercial product revenue earned from U.S. net sales of Andexxa, which we began shipping to customers in May 2018 and more broadly in January 2019 following the FDA approval of our Gen 2 manufacturing process; offset by a decrease of Bevyxxa product revenue; further offset by

•	decrease in Phase 3 collaboration revenue from certain collaboration partners as related performance obligations have been mostly fulfilled by the fourth quarter of 2018.

Cost of Sales

	Three Months Ended March 31,
	2019	2018	Increase	% Increase
	(in thousands, except percentages)
Cost of sales	$7,150	$336	$6,814	2028%

During the three months ended March 31, 2019 and 2018, we recognized $7.2 million and $0.3 million, respectively, of cost of sales related to Andexxa and Bevyxxa. The increase is primarily attributable to Andexa launch we began shipping to customers in May 2018, and more broadly in January 2019 following the FDA approval of our Gen 2 manufacturing process, and the recording of an excess and obsolete inventory charge of $3.9 million in the first quarter of 2019. Cost of sales includes the costs associated with manufacturing Andexxa and Bevyxxa, as well as other routine periodic costs such as Bevyxxa net sales-based royalties payable to Millennium and amortization of an intangible asset associated with the approval of Bevyxxa. Additionally, we recorded provisions for excess and obsolete inventory of $3.9 million and zero during the three months ended March 31, 2019 and 2018, respectively.

Research and development expenses

		Three Months Ended March 31,
	Phase of Development	2019	2018	Change	% Change
Product candidate
Andexanet alfa	Phase 2/3/4	$24,890	$45,886	$(20,996)	(46%)
Betrixaban	Phase 1/3	566	8,289	(7,723)	(93%)
Cerdulatinib	Phase 1/2a	7,197	4,447	2,750	62%
Syk selective inhibitor	Pre-clinical	1	29	(28)	(97%)
Other research and development expenses(1)		2,930	1,416	1,514	107%
Total research and development expenses		$35,584	$60,067	$(24,483)	(41%)

(1)	Amounts in all periods include costs for other potential product candidates.

The program-specific expenses summarized in the table above include costs directly attributable to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

The decrease in research and development expenses during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to:

•	decreased program costs of $21.0 million related to Andexxa, which was largely the result of capitalizing manufacturing expenses that were recorded as research and development expenses in 2018; and

•	decreased program costs of $7.7 million related to Bevyxxa, which was the result of overall decreased spending; offset by

•	increased program costs of $2.8 million related to Cerdulatinib, primarily due to increased manufacturing expenses.

Selling, general and administrative expenses

	Three Months Ended March 31,
	2019	2018	Increase	% Increase
	(in thousands, except percentages)
Selling, general and administrative expenses	$53,034	$31,541	$21,493	68%

Selling, general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services and sales and marketing expenses related to commercial launch preparation and execution.

The increase in selling, general and administrative expenses during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to:

•	increased headcount-related costs of $16.5 million resulting from the hiring of our sales force and supporting commercial functions; and
•	increased external costs of $4.5 million associated with commercial and marketing initiatives to support the launch of Andexxa.

We expect selling, general and administrative expenses to increase in the future as we incur additional expenses associated with expanding our sales force in the United States and overseas, as well as commercial infrastructure initiatives including information technology systems quality and compliance systems, and personnel support for the commercial organization.

Interest expense

	Three Months Ended March 31,
	2019	2018	Increase	% Increase
	(in thousands, except percentages)
Interest expense	$6,481	$2,581	$3,900	151%

The $3.9 million increase in interest expense during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to:

•	An additional $95.0 million of funding received in May 2018 under the Andexxa Royalty Sales Agreement with HCR; and
•	An additional $62.5 million of funding received in March 2019 under the Credit Agreement with HCR and Athyrium.

Liquidity and capital resources

Due to our significant research and development and selling, general and administrative expenditures, we have generated significant operating losses since our inception. We have financed our operations primarily through sales of our equity securities, collaborations, including loans from our collaboration partners, a royalty-based financing arrangement, a secured term loan and sales of commercial and development rights to some of our product candidates. Our expenditures are primarily related to the global launch of Andexxa, including manufacturing and clinical trial costs required to satisfy post-marketing commitments required by the FDA and EMA, as well as research and development activities, including clinical trial costs associated with Andexxa label expansion and advancing our other product candidates. At March 31, 2019, we had cash, cash equivalents and investments of $322.8 million which includes the $31.5 million minimum cash holdings required by our secured term loan agreement (See Note 8, “Long Term Obligations”, to the Condensed Consolidated Financial Statements). Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than the second tranche funding from the Credit Agreement with HCR and Athyrium and potential milestones receivable under our current collaboration and license agreements. Our future funding requirements will depend on many factors, including the following:

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our current and potential products;
•

the cost of manufacturing our current products and product candidates, including process improvements in order to manufacture product candidates at commercial scale, and establishing commercial supplies of our product candidates;

•	the cost and timing of establishing sales, marketing and distribution capabilities in the United States and abroad;
•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;
•	the receipt of any collaboration payments;
•	the number and characteristics of product candidates that we pursue;
•	the cost, timing and outcomes of regulatory approvals;
•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;
•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and
•	partnerships and other strategic options for our products and product candidates.

If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

The following table summarizes our cash flows for the periods indicated:

	March 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(63,635)	$(88,420)
Cash provided by investing activities	$82,103	$69,581
Cash provided by financing activities	$69,840	$5,559
Net (decrease) increase in cash, cash equivalents and restricted cash	$88,308	$(13,280)

Cash used in operating activities

Cash used in operating activities for the three months ended March 31, 2019 includes payments made to our contract manufacturing organizations for the manufacture of Andexxa and Bevyxxa, totaling $14.1 million and $0.1 million, respectively, $41.7 million of disbursements to third-party vendors to support research and development and selling and general and administrative operations, and $26.4 million in payroll and related employee costs. These cash outflows were partially offset by cash receipts of $17.7 million associated with Andexxa and Bevyxxa commercial sales and $4.1 million from our Andexxa collaboration agreements.

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

Cash provided by investing activities

Cash provided by investing activities for the three months ended March 31, 2019 was primarily related to proceeds from maturities of investments of $124.1 million, partially offset by investment purchases of $41.7 million and fixed asset purchases of $0.4 million.

Cash provided by investing activities for the three months ended March 31, 2018 was primarily related to proceeds from maturities of investments of $148.1 million, partially offset by investments of $78.0 million.

Cash provided by financing activities

Cash provided by financing activities for the three months ended March 31, 2019 was primarily related to net proceeds from debt issuance of $59.2 million and $10.1 million in net proceeds from the issuance of common stock pursuant to equity awards.

Cash provided by financing activities for the three months ended March 31, 2018 was primarily related to proceeds from purchases under our Employee Stock Purchase Plan of $1.5 million and exercises of stock options of $4.2 million.

Off-balance sheet arrangements and contractual obligations

In March 2019, we received $62.5 million of funding from HCR and Athyrium pursuant to the Credit Agreement. We have access to the second tranche of $62.5 million at our option which will be available until November 15, 2019 if we receive all regulatory approvals from the EMA for Ondexxya and achieve a revenue goal of $50.0 million for the nine-months period ended September 30,

2019. See Note 8, “Long Term Obligations”, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding this obligation.

There were no material changes during the three months ended March 31, 2019 outside of the ordinary course of business, and other than pursuant to the above-mentioned Credit Agreement with HCR and Athyrium, in our specified contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2019, we had cash, cash equivalents and investments of $322.8 million consisting of cash and liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development, manufacturing, regulatory and commercialization activities with vendors in Europe.  We made payments in the aggregate amount of €8.5 million and €26.6 million to our European vendors during the three months ended March 31, 2019 and 2018, respectively. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the three months ended March 31, 2019 and 2018, respectively, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In assessing these risks, you should also refer to other information contained in this quarterly report on Form 10-Q, including our Condensed Consolidated Financial Statements and related Notes. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our annual report on Form 10-K for the year ended December 31, 2018.

1) RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have incurred significant operating losses, and expect to incur substantial losses in the near term as we continue to develop and commercialize our products and product candidates.

We are an early stage commercial biopharmaceutical company.  We launched our two commercial products in 2018 and continue to incur significant expenses related to commercialization, our ongoing and planned future clinical studies, research and development activities, and selling, general and administrative activities. As of March 31, 2019, we had an accumulated deficit of approximately $1.6 billion.

To date, we have financed our operations primarily through sales of our equity securities, collaborations, including a loan from one of our collaboration partners, a sale of a royalty stream from future product sales, a term loan, sales of commercial and development rights to some of our product candidates, and to a lesser extent, government grants, equipment leases, venture debt and with the benefit of tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to product commercialization, research and development, including manufacturing and clinical studies. We anticipate that we will continue to incur substantial expenses as we:

•	establish and scale-up manufacturing capabilities and a sales, marketing and distribution infrastructure to commercialize our products in the U.S. and abroad;
•	initiate or continue clinical studies, including a post-marketing randomized controlled trial of Andexxa;
•	continue the research and development of our product candidates;
•	seek to discover or in-license additional product candidates;
•	seek regulatory approvals for our product candidates that successfully complete clinical studies; and
•	enhance operational, compliance, financial, quality and information management systems.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the recent approval by the FDA and the EC of our products and the absence of historical sales data, our product sales will be difficult to predict from period to period and as a result, you should not rely on sales results in any period as being indicative of future performance and sales may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

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

Provisions in the Credit Facility impose restrictions or require prior approval on our ability, and the ability of certain of our subsidiaries to, among other things:

•	Incur additional debt;
•	Make certain investments and acquisitions;
•	Guarantee the indebtedness of others or our subsidiaries;
•	Create liens or encumbrances;
•	Engage in new lines of business;
•	Enter into transactions with affiliates;
•	Pay cash dividends and make distributions;
•	Redeem or repurchase capital shares;

•	Sell, lease or transfer certain parts of our business or property;
•	Prepay other indebtedness; and
•	Acquire new companies and merge or consolidate.

The Credit Facility also contains other customary covenants, including covenants that require us to maintain a minimum cash balance of up to $31 million, dependent on borrowings and levels of sales of Andexxa. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default, which, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the Credit Facility and would require us to pay all amounts outstanding. If the maturity of our indebtedness is accelerated, we may not have sufficient funds then available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. Our failure to repay our indebtedness would result in the Collateral Agent foreclosing on all or a portion of our assets and possibly force us to curtail or cease our operations.

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

While there are no therapies other than Andexxa approved specifically as antidotes for Factor Xa inhibitors, we are aware of at least one drug candidate that has been studied in early stage clinical trials as a potential antidote to Factor Xa inhibitors. In addition, Andexxa may compete with the off-label use of other treatments designed to enhance coagulation, such as Fresh Frozen Plasma (“FFP”), 4-factor Prothrombin Complex Concentrates (“PCCs”), recombinant activated Factor VII (“rFVIIa”) or whole blood. Although there is no approved indication for these products in patients taking Factor Xa inhibitors, physicians may choose to use them because of familiarity, cost or other reasons. In addition, we are aware that several companies have conducted preclinical research on compounds intended to be antidotes for Factor Xa inhibitors.

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

There are also a number of products in clinical development for hematologic cancer, ophthalmological diseases, allergic rhinitis, allergic asthma and other inflammatory or autoimmune diseases that are potential indications for cerdulatinib or selective Syk inhibitors. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or noncompetitive. Many competing products are in later stages of development than our products and, therefore, may obtain the FDA or other regulatory approval for their products before we obtain approval for ours.

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

* We obtained regulatory approval of Andexxa in the United States through an Accelerated Approval process and in the EU under a conditional approval. Continued approval is contingent upon post-marketing study.

The Accelerated Approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a biomarker endpoint that is considered reasonably likely to predict clinical benefit rather than a clinical endpoint such as survival or irreversible morbidity. Our approval of Andexxa was supported by data from two Phase 3 ANNEXA studies (ANNEXA-R and ANNEXA-A), which evaluated the safety and efficacy of Andexxa in reversing the anticoagulant activity of the Factor Xa inhibitors rivaroxaban and apixaban in healthy volunteers, and interim patient data from our ongoing ANNEXA-4 single-arm, open-label study in patients on a Factor Xa inhibitor experiencing a life threatening or uncontrolled bleeding episode. However, these studies have inherent limitations as compared with a randomized controlled trial. As a condition to approval, the FDA and EMA have required us to conduct a post-marketing randomized controlled trial of Andexxa. This trial will randomize patients to receive either Andexxa or the type of care the enrolling institution would provide in the absence of Andexxa. This study has been opened to enrollment and we expect it to be reported in 2023. We expect the practical implementation and ethical considerations of a randomized controlled trial for Andexxa to present challenges, and we cannot be sure that we will be able to successfully conduct and enroll such a trial in a manner satisfactory, or within the time period required by the FDA and EMA. In addition to the post-marketing study, the EMA has also requested the final study reports for the Annexa-4 study and additional pharmacokinetic data. Further, if the randomized controlled trial is not successful, the FDA and/or EMA could modify or withdraw our marketing approval for Andexxa.

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

* Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally. Following the negative decision by the European Commission, we will not obtain marketing approval to commercialize Bevyxxa in the EU at this time, or potentially ever.

In order to market Bevyxxa or our future products in the European Economic Area (“EEA”), and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). Before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

Bevyxxa, like all currently marketed inhibitors of Factor Xa, carries some risk of life-threatening bleeding. In addition, patients taking Bevyxxa in our clinical studies had an increased rate of gastrointestinal issues, such as diarrhea, nausea and vomiting, and other side effects such as back pain, dizziness, headaches, rashes and insomnia as compared to subjects taking a placebo or an active comparator.

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

Approval of Andexxa is limited to patients treated with rivaroxaban and apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding, and additional clinical studies and regulatory applications will be required to expand Andexxa indications. We can provide no assurances that such clinical studies or regulatory applications will be successful.

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

We do not own facilities for clinical-scale or commercial manufacturing of our product candidates and we rely on third-party suppliers to manufacture Andexxa, Bevyxxa and our product candidates. For example, we have contracted with Lonza to manufacture Andexxa bulk drug substance and Baxter International, Inc. to manufacture drug product to support our commercial launch. We rely on Hovione, Limited, to manufacture the active pharmaceutical ingredient for Bevyxxa and Patheon Inc. (part of Thermo Fisher Scientific) to manufacture drug product to supply Bevyxxa. We also rely or expect to rely on other third party providers for raw materials, packaging, labeling and supply chain warehousing and distribution. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug supply necessary for our clinical and commercial needs, or if any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product candidate until a qualified alternative supplier is identified, which could also significantly disrupt, delay the development of, and impair our ability to commercialize, our product candidates. In addition, lead times for our manufacturing and contractual requirements of our third-party manufacturers require us to estimate product demand in advance. If our forecasts are not accurate, we may experience shortfalls or surplus of product. If we do not manufacture enough product, we may experience stock-outs and interruption of supply of our products. If we manufacture a surplus of product, we may experience spoilage from product expiration and incur manufacturing expenses which were not required. We have fixed manufacturing commitments with our third-party manufacturers which are on a “take-or-pay” basis which could require us to pay for manufacturing costs even if we eventually do not need the capacity forecasted at the time we entered into such commitments. The financial impact of either stock-outs or a product surplus could be significant with respect to financial commitments and the effect on our financial performance.

The manufacture of pharmaceutical products in compliance with U.S. and foreign regulatory manufacturing requirements, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality assurance, including stability of the product candidate and quality control testing, shortages of qualified personnel, as well as compliance with strictly enforced regulatory requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations and agreements, our ability to provide the drug supply necessary for our clinical studies and commercial needs would be jeopardized. Any delay or interruption in the supply of clinical study materials could delay the completion of our clinical studies, increase the costs associated with maintaining our clinical study programs and, depending upon the period of delay, require us to commence new studies at significant additional expense or terminate the studies completely.

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

Recruiting and retaining leadership and other key personnel is critical to our success. We are highly dependent on our President and Chief Executive Officer and the other principal members of our executive and leadership teams. We may not be able to attract and retain management and other key personnel in the future, due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area. We also may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of personnel from universities, research institutions and technology companies. In addition, we rely on consultants and advisors to assist us in formulating our business strategies. Our consultants and advisors may also perform services for companies other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

Under the terms of their employment, our executives may terminate their employment with us at any time. The loss of the services of any of these people could impede the achievement of our research, development and commercialization objectives.

We expect to expand our development, regulatory and sales and marketing capabilities in the U.S. and Europe, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, in the U.S. and Europe, particularly in the areas of drug development, regulatory affairs, quality, commercial compliance, medical affairs, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives in the U.S., Europe and other foreign jurisdictions could harm our business.

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

The regulations that govern marketing approvals, pricing and reimbursement for new therapeutic products vary widely from country to country. Some countries, including many EU member countries, require approval of the sale price of a product before it can be marketed. In many countries, including EU member countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. In some foreign markets, including the EU member countries, current standard of care and/or competitive products may be used as a benchmark or reference to determine pricing and reimbursement level for novel products such as Andexxa. To the extent that comparators are available at lower prices than our anticipated pricing for Andexxa, the pricing and reimbursement level of our products in the EU could be negatively impacted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenue we are able to generate from the sale of the product in that country, or even reduce the commercial viability of the product to an extent that prevents the launch altogether.

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

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. Legislative proposals have been introduced by members of Congress to overhaul provisions of the Patient Protection and Affordable Care Act, to allow commercial-level re-importation of prescription medications from Canada or other countries and to enable Medicare to negotiate drug prices with biopharmaceutical manufacturers. Congressional focus on drug pricing has increased since the Democrats took control of the U.S. House of Representatives in November 2018. For example, in January 2019, the chair of the House Oversight and Reform Committee sent letters to twelve different biopharmaceutical manufacturers, seeking documents and detailed information about such companies’ drug pricing. Both that committee and the Senate Finance Committee held committee hearings in January 2019 on the topic of drug pricing and have indicated that further committee hearings on the topic are likely.

In addition, since January 2017, the President has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 delaying the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018 (“BBA”), among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Presidential administration and the Centers for Medicare & Medicaid Services, or CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. Moreover, several attempts have been made to reduce the length of exclusivity for biologic therapies, via federal government budget proposals and proposed legislation.  For example, the Price Relief, Innovation, and Competition for Essential Drugs Act, introduced in 2016, would have reduced exclusivity for biological drugs from 12 to seven years. We cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

Pharmaceutical companies are heavily regulated by federal, state and local regulations in the countries in which business activities occur. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to laws and regulations governing healthcare fraud and abuse, advertising and other promotional activities, data privacy and patient rights by both the federal government and the states in which we conduct our business, as well as by healthcare regulators in the EU and other foreign jurisdictions where we may market our products. The regulations that may affect our ability to operate include, without limitation:

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

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; and state and local laws requiring the registration of pharmaceutical sales and medical representatives; and

•

EU member states’ laws and the industry self-regulation codes of conduct governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices.

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

As a result of the United Kingdom’s vote to leave the EU, the EMA is relocating its headquarters from London to Amsterdam. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of product candidates, disrupt the manufacture of our products and product candidates in the United Kingdom or the EU, disrupt the importation and export of active substances and other components of drug formulations, and disrupt the supply chain for clinical trial product and final authorized formulations. While negotiations continue regarding the terms of the United Kingdom’s withdrawal from the EU, the specific impact to the supervision, regulation and supply of medicines in the United Kingdom and Europe remain unclear. The cumulative effect of disruptions to the regulatory framework or supply chains may add considerably to the development lead time to, and expense of, marketing authorization and commercialization of products in the EU and/or the United Kingdom. In view of the uncertainty surrounding the Brexit implementation, we are unable to predict the effects of such disruption to the regulatory framework and supply chain in Europe.

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

Our executive officers are parties to agreements that contain change in control and severance provisions and acceleration of vesting of equity awards. The accelerated vesting of equity awards could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our existing debt agreement precludes us from paying dividends and future debt agreements or other restrictive covenants may also preclude us from paying dividends in the future. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 22, 2019 we issued 500,000 unregistered shares of our common stock to Lonza for a purchase price of $500,000 pursuant to the terms of our manufacturing services agreement with Lonza. These shares of common stock were sold in a private placement without registration pursuant to the SEC’s Regulation D.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Certificate of Amendment to the Portola Pharmaceuticals, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35935	3.1	6/11/2018

3.3	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.5	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006	10-Q	001-35935	4.7	11/06/2013

4.6	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and HCP Life Science Assets TRS, LLC, dated December 15, 2006	10-Q	001-35935	4.8	11/06/2013

4.7	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and Bristow Investments, L.P., dated December 15, 2006	10-Q	001-35935	4.9	11/06/2013

10.3*+	Portola Pharmaceuticals, Inc. 2013 Equity Incentive Plan and Amendment dated February 27, 2019

10.28*+	Portola Pharmaceuticals, Inc. Amended and Restated Inducement Plan and Amendment dated February 27, 2019

10.47*†	Manufacturing Services Agreement by and between Lonza AG and Portola Pharmaceuticals, Inc., effective as of August 15, 2017

10.48*+	Offer Letter by and between Portola Pharmaceuticals, Inc. and Ernie Meyer dated June 26, 2018

10.49*+	Offer Letter by and between Portola Pharmaceuticals, Inc. and Sheldon Koenig dated January 17, 2019

10.50*+	Consulting Agreement between Portola Pharmaceuticals, Inc. and Charles Homcy, M.D. dated as of March 28, 2019

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended

32.1*

Certification of Principal Executive Officers and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan
†	Certain confidential information contained in this document, marked by brackets, is omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
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

PORTOLA PHARMACEUTICALS, INC.

Date: May 8, 2019	By:	/s/ Mardi C. Dier
Mardi C. Dier
Chief Financial and Business Officer
(Principal Financial Officer)

Date: May 8, 2019	By:	/s/ Scott Garland
Scott Garland
President and Chief Executive Officer
(Principal Executive Officer)