Form 10-Q
period 2019-06-30
PORTOLA PHARMACEUTICALS INC
filed 2019-08-07
CIK 1269021

fs

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 68,323,733.

PORTOLA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$185,385	$138,951
Short-term investments	88,553	178,013
Restricted cash	2,280	1,062
Trade and other receivables, net	13,955	5,849
Unbilled - collaboration and license revenue	4,795	9,880
Inventories	1,547	7,873
Prepaid and other current assets	9,408	11,699
Total current assets	305,923	353,327
Property and equipment, net	4,769	5,236
Intangible assets	3,844	7,279
Operating lease right-of-use asset	12,316	—
Inventories, noncurrent portion	31,608	9,645
Prepaid and other long-term assets	8,037	10,932
Total assets	$366,497	$386,419
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,832	$13,215
Accrued research and development	18,399	19,831
Accrued and other liabilities	33,242	22,310
Deferred revenue, current portion	1,267	1,847
Current portion of notes payable and long-term royalty-based debt	19,567	11,802
Total current liabilities	84,307	69,005
Notes payable, less current portion	44,664	48,298
Long term royalty-based debt, less current portion	157,434	155,256
Long term debt	57,061	—
Long term obligation to collaborator, less current portion	5,833	6,881
Deferred revenue, long-term	4,415	4,488
Long-term portion of lease liability	10,204	—
Other long-term liabilities	1,985	11,924
Total liabilities	365,903	295,852
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized at June 30, 2019 and December 31, 2018; 68,235 shares and 66,618 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	70	68
Additional paid-in capital	1,670,627	1,614,320
Accumulated deficit	(1,670,064)	(1,525,704)
Accumulated other comprehensive loss	(39)	(283)
Total Portola stockholders’ equity	594	88,401
Noncontrolling interest	-	2,166
Total stockholders’ equity	594	90,567
Total liabilities and stockholders’ equity	$366,497	$386,419

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product revenue, net	$27,164	$2,265	$47,526	$2,871
Collaboration and license revenue	1,260	1,746	3,067	7,784
Total revenues	28,424	4,011	50,593	10,655
Operating expenses:
Cost of sales	4,991	1,052	12,141	1,388
Research and development	33,538	66,440	69,122	126,507
Selling, general and administrative	53,855	40,214	106,889	71,755
Total operating expenses	92,384	107,706	188,152	199,650
Loss from operations	(63,960)	(103,695)	(137,559)	(188,995)
Interest and other income, net	4,021	1,828	6,005	5,199
Interest expense	(8,538)	(4,104)	(15,019)	(6,685)
Net loss	(68,477)	(105,971)	(146,573)	(190,481)
Net (income) loss attributable to noncontrolling interest	2,273	(223)	2,213	109
Net loss attributable to Portola	$(66,204)	$(106,194)	$(144,360)	$(190,372)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(0.97)	$(1.61)	$(2.14)	$(2.90)
Shares used to compute net loss per share attributable to Portola common stockholders:
Basic and diluted	68,128,238	65,884,767	67,602,126	65,698,391

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(68,477)	$(105,971)	$(146,573)	$(190,481)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	83	127	244	(265)
Foreign currency translation adjustment	(42)	-	(42)	-
Comprehensive loss	(68,436)	(105,844)	(146,371)	(190,746)
Comprehensive (income) loss attributable to noncontrolling interest	2,273	(223)	2,213	109
Total comprehensive loss attributable to Portola	$(66,163)	$(106,067)	$(144,158)	$(190,637)

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balance at December 31, 2018	66,618	$68	$1,614,320	$(1,525,704)	$(283)	$2,166	$90,567
Issuance of common stock pursuant to equity award plans	1,359	2	25,660	-	-	-	25,662
Stock-based compensation expense	-	-	12,312	-	-	-	12,312
Other comprehensive income	-	-	-	-	203	-	203
Net income (loss)	-	-	-	(78,156)	-	60	(78,096)
Change in noncontrolling interest	-	-	-	-	-	2	2
Balance at March 31, 2019	67,977	$70	$1,652,292	$(1,603,860)	$(80)	$2,228	$50,650
Issuance of common stock pursuant to equity award plans	258	–	5,966	–	–	–	5,966
Stock-based compensation expense	–	–	12,369	–	–	–	12,369
Other comprehensive income	–	–	–	–	83	–	83
Net loss	–	–	–	(66,204)	–	(2,273)	(68,477)
Change in noncontrolling interest	–	–	–	–	–	45	45
Foreign currency translation adjustment	–	–	–	–	(42)	–	(42)
Balance at June 30, 2019	68,235	$70	$1,670,627	$(1,670,064)	$(39)	$—	$594

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balance at December 31, 2017	65,297	$66	$1,551,728	$(1,204,519)	$(409)	$2,627	$349,493
Adjustment to accumulated deficit due to adoption of ASC 606	–	–	–	29,037	–	–	29,037
Issuance of common stock pursuant to equity award plans	514	1	5,678	–	–	–	5,679
Stock-based compensation expense	–	–	10,980	–	–	–	10,980
Other comprehensive loss	–	–	–	–	(392)	–	(392)
Net loss	–	–	–	(84,178)	–	(332)	(84,510)
Change in noncontrolling interest	–	–	–	–	–	(119)	(119)
Balance at March 31, 2018	65,811	$67	$1,568,386	$(1,259,660)	$(801)	$2,176	$310,168
Issuance of common stock pursuant to equity award plans	143	—	2,543	—	—	—	2,543
Stock-based compensation expense	—	—	13,214	—	—	—	13,214
Other comprehensive income	—	—	—	—	127	—	127
Net loss	—	—	—	(106,194)	—	223	(105,971)
Change in noncontrolling interest	—	—	—		—	(20)	(20)
Balance at June 30, 2018	65,954	$67	$1,584,143	$(1,365,854)	$(674)	$2,379	$220,061

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(146,573)	$(190,481)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,557	1,526
Amortization of right-of-use asset	1,081	—
Accretion of discount on investment securities	(634)	(1,044)
Non-cash interest expense	15,019	6,685
Stock-based compensation expense, net of capitalized labor	30,147	24,194
Remeasurement gain on embedded derivatives liabilities	(2,902)	(1,569)
Provision for excess and obsolete inventories	3,820	—
Loss on impairment of intangibles	3,151	—
Others	67	—
Changes in operating assets and liabilities:
Inventories	2,864	(5,983)
Trade and other receivables, net	(8,106)	3,035
Unbilled - collaboration and license revenue	5,085	203
Prepaid expenses and other current assets	2,304	(18,932)
Inventories, noncurrent portion	(21,963)	—
Prepaid and other long-term assets	2,897	9,595
Accounts payable	(3,307)	(2,993)
Accrued research and development	(1,432)	(5,958)
Accrued and other liabilities	4,833	(610)
Deferred revenue	(653)	2,499
Notes payable, long term royalty-based debt and long-term obligation to collaborator	(4,955)	—
Other long-term liabilities	—	(476)
Net cash used in operating activities	(117,700)	(180,309)
Investing activities
Capital expenditures, net	(791)	(1,263)
Purchases of investments	(76,778)	(166,944)
Proceeds from maturities of investments	167,158	236,775
Net cash provided by investing activities	89,589	68,568
Financing activities
Proceeds from debt issuance, net	59,203	95,000
Proceeds from issuance of common stock pursuant to equity award plans	16,603	8,222
Other	—	(140)
Net cash provided by financing activities	75,806	103,082
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(43)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	47,652	(8,659)
Cash, cash equivalents and restricted cash at beginning of period	140,013	181,741
Cash, cash equivalents and restricted cash at end of period	$187,665	$173,082

See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Portola Pharmaceuticals, Inc.® (the “Company” or “we” or “our” or “us”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic diseases and inflammation for patients who currently have limited or no approved treatment options. We were incorporated in September 2003 in Delaware. We have operations in the United States and in select countries in Europe, with headquarters in South San Francisco, California. We operate in one segment.

We refer to our two approved drugs in this report as Andexxa® and Bevyxxa®. If approved outside of the United States, each drug may be marketed under different brand names. For example, andexanet alfa received conditional approval under the brand name Ondexxya® by the European Commission (“EC”) on April 26, 2019. In addition, an international nonproprietary name (“INN”) has been designated for each drug. Our previous INN for Andexxa was andexanet alfa; however, in the United States this INN has been replaced with “coagulation factor Xa (recombinant), inactivated-zhzo.” For the European Union (“EU”) and other parts of the world, andexanet alfa could remain the INN for Andexxa. Our use of Andexxa or Bevyxxa in this document in the context of continued development activities for which we have not yet received regulatory approval should not be read to imply that we have received regulatory approval for any indication or in any jurisdiction not reflected in our product labels.

2. Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of Portola, its wholly-owned subsidiaries and a development partner that is a variable interest entity (a “VIE”) for which Portola is deemed, under applicable accounting guidance, to be the primary beneficiary. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP has been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed on March 1, 2019 with the SEC.

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses in these condensed consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our significant accounting policies and estimates. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash as Reported in Condensed Consolidated Statements of Cash Flows

Cash as reported in these condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash. As of June 30, 2019, restricted cash represents cash restricted for royalty payments to HealthCare Royalty Partners and its Affiliates (“HCR”). Cash as reported in these condensed consolidated statements of cash flows consists of the following (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$185,385	$138,951	$173,052	$181,568
Restricted cash (SRX Cardio)	—	30	30	173
Restricted cash for royalty payments to HealthCare Royalty Partners and its affiliates ("HCR")	2,280	1,032	—	—
Total cash balance in condensed consolidated statements of cash flows	$187,665	$140,013	$173,082	$181,741

Customer Concentration

During the three and six months ended June 30, 2019, we had four Andexxa specialty distributor customers who each accounted for 10% or more of total net revenues. During the three and six months ended June 30, 2019, we had no collaboration revenue customers who accounted for more than 10% of total net revenues.

During the three and six months ended June 30, 2018, we had no Andexxa specialty distributor customers who accounted for 10% or more of total net revenues. During the three and six months ended June 30, 2018, we had one and two collaboration revenue customers, respectively, who accounted for more than 10% of total revenues.

Recent Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted this new standard effective January 1, 2019 using the optional transition method, which allows us to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit at the date of adoption and apply the new disclosure requirements beginning in the period of adoption. Our adoption of the standard added approximately $2.1 million in ROU assets and $3.3 million in lease liabilities to our condensed consolidated balance sheet upon adoption and did not significantly impact financial results. In addition, our adoption of the standard had no cumulative impact on the accumulated deficit to our condensed consolidated balance sheet as of the adoption date.

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

In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. We adopted this new standard effective January 1, 2019.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present our revenues, disaggregated by timing of transfer of goods or services for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Product Revenue, net	Collaboration and License Revenue	Total	Product Revenue, net	Collaboration and License Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$27,164	$—	$27,164	$47,526	$—	$47,526
Transferred over time	—	1,260	1,260	—	3,067	3,067
Total	$27,164	$1,260	$28,424	$47,526	$3,067	$50,593

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Product Revenue, net	Collaboration and License Revenue	Total	Product Revenue, net	Collaboration and License Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$2,265	$—	$2,265	$2,871	$—	$2,871
Transferred over time	—	1,746	1,746	—	7,784	7,784
Total	$2,265	$1,746	$4,011	$2,871	$7,784	$10,655

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents changes in our contract assets and liabilities for the six months ended June 30, 2019 (in thousands):

	Balance at Beginning of Period	Addition	Deduction	Balance at End of Period
Contract assets:
Unbilled - collaboration and license revenue	$9,880	$2,452	$(7,537)	$4,795
Total contract assets	$9,880	$2,452	$(7,537)	$4,795

Contract liabilities:
Deferred revenue	$6,335	$1,112	$(1,765)	$5,682
Total contract liabilities	$6,335	$1,112	$(1,765)	$5,682

Significant changes in the contract liabilities balances during the period are as follows (in thousands):

	Three Months Ended as of June 30, 2019	Six Months Ended as of June 30, 2019
Revenue recognized according to the current period performance that was included in the contract liability at the beginning of the period	$442	$615

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2019 (in thousands):

Collaborator	Transaction Price Allocated to the Remaining Performance Obligation as of June 30, 2019	Expected Year By Which Revenue Recognition Will Be Completed	Percentage of Revenue Recognized
BMS and Pfizer - 2016 agreement	$856	2021	93%
Daiichi Sankyo - 2014 agreement	942	2020	97%
Daiichi Sankyo - 2016 agreement	3,120	2023	80%
Bayer - 2016 agreement	2,487	2023	84%
Total	$7,405

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

Product Revenue, Net

To date, our source of product revenue has been from the U.S. sales of Andexxa and Bevyxxa, which we began shipping to customers in May 2018 and January 2018, respectively. No costs to obtain or fulfill the contracts have been capitalized. For the three and six

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

months ended June 30, 2019, we recorded a total of $3.7 million and $6.1 million, respectively, as a reduction to revenue consisting primarily of distribution fees and reserves for chargebacks and product returns.

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

For the 2014 BMS and Pfizer Agreement, we determined that the duration of the contract began on the effective date in January 2014 and ends upon Andexxa approval in the United States and Europe, which was achieved in 2019. All the performance obligations under this agreement were delivered and we recognized all related revenues by the first quarter of 2019. For the six months ended June 30, 2019, we recognized less than $0.1 million as license and collaboration revenue under the 2014 BMS and Pfizer Agreement.

For the 2016 BMS and Pfizer Agreement, we determined that the duration of the contract begins on the effective date in February 2016 and ends upon estimated completion of the Andexxa Phase 4 expansion clinical trial in Japan.

We determined that the transaction price of the 2016 BMS and Pfizer Agreement was $12.5 million as of June 30, 2019 which includes routine updates for estimated costs that BMS and Pfizer will incur in developing Andexxa in Japan. In determining the transaction price, we evaluated all the payments to be received during the duration of the contract. As of June 30, 2019, the transaction price included a $15.0 million upfront payment, $5.0 million for acceptance of the Japan New Drug Application (“JNDA”) in Japan, as management expects it to be probable of achievement, $4.4 million of estimated variable consideration for cost-sharing payments from BMS and Pfizer for agreed upon research and development services for clinical trials outside of Japan, and $0.6 million for the estimated costs of Andexxa clinical supplies to BMS and Pfizer for Andexxa Phase 4 expansion clinical trial in Japan. Our transaction price is reduced by $12.5 million for estimated payments to be made to BMS and Pfizer for costs they will incur in developing Andexxa in Japan. Regulatory approval milestones were fully constrained and therefore are not included in the transaction price, as the receipts of such milestones are outside of our control. In determining whether to constrain other milestones, we considered numerous factors, including whether receipt of the milestones is within our control, contingent upon success in future clinical trials and/or the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to BMS and Pfizer and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and six months ended June 30, 2019, we recognized $0.2 million and $0.4 million, respectively, as license and collaboration revenue under the 2016 BMS and Pfizer Agreement and recorded $4.7 million as deferred revenue under contract liabilities as of June 30, 2019 on the condensed consolidated balance sheets.

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

We determined that the transaction price of the 2014 Daiichi Sankyo Agreement and October 2016 amendment of this agreement was $34.0 million as of June 30, 2019. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of June 30, 2019, the transaction price included $22.0 million of upfront payments and $12.0 million in milestones already received upon achievement of specified events. As of June 30, 2019, we had $5.5 million of further milestone payments eligible to be included in the transaction price but have determined they are not probable of achievement and therefore constrained. As part of our evaluation of the constraint, we considered numerous factors, including whether receipt of the milestones is outside of our control and/or contingent upon success in a future clinical trial. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

For the three and six months ended June 30, 2019, we recognized $0.2 million and $0.7 million, respectively, as license and collaboration revenue under the combined 2014 Daiichi Sankyo Agreement and October 2016 amendment and recorded $0.9 million as deferred revenue under contract liabilities as of June 30, 2019 on the condensed consolidated balance sheets. There were no costs incurred to obtain or fulfill the contract.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the 2016 Daiichi Sankyo Agreement, we determined that the transaction price of the 2016 Daiichi Sankyo Agreement was $15.6 million as of June 30, 2019 which includes routine updates for estimated reimbursable costs to be incurred in future periods. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of June 30, 2019, the transaction price included $5.0 million of upfront payment and $4.4 million of estimated variable consideration for cost-sharing payments from Daiichi Sankyo for agreed upon research and development services incurred and to be incurred outside of Japan including the ESS-study, and $6.2 million of estimated variable consideration for cost-sharing payments from Daiichi Sankyo associated with the development of Andexxa in Japan. As of June 30, 2019, we had $10.0 million of further regulatory milestone payments eligible for achievement, however, regulatory milestones have been fully constrained and thus are not included in the transaction price. In determining whether to constrain these milestones, we considered numerous factors, including whether receipt of the milestones is within our control and/or contingent upon success in future clinical trials. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

For the three and six months ended June 30, 2019, we recognized $0.2 million and $0.8 million, respectively, as license and collaboration revenue under the 2016 Daiichi Sankyo Agreement and recorded $2.1 million as Unbilled - collaboration and license revenue as of June 30, 2019 on the condensed consolidated balance sheets. None of the costs to obtain or fulfill the contract were capitalized.

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

For the 2014 Bayer and Janssen Agreement, we determined that the duration of the contract begins on the effective date of the 2014 Bayer and Janssen Agreement and ends upon Andexxa approval in the United States and Europe for rivaroxaban, which was achieved in 2019. All the performance obligations under this agreement were delivered and we recognized all related revenues by the first quarter of 2019. For the six months ended June 30, 2019, we recognized less than $0.1 million as license and collaboration revenue under the 2014 Bayer and Janssen Agreement. None of the costs to obtain or fulfill the contract were capitalized.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We determined that the transaction price of the 2016 Bayer Agreement was $15.6 million as of June 30, 2019 which includes routine updates for estimated reimbursable costs to be incurred in future periods. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of June 30, 2019, the transaction price included a $5.0 million upfront payment, $4.4 million of estimated variable consideration for cost-sharing payments from Bayer for agreed upon research and development services incurred and to be incurred outside of Japan including the ESS-study and $6.2 million of estimated variable consideration for cost-sharing payments from Bayer associated with the development of Andexxa in Japan. As of June 30, 2019, we had $10.0 million of further regulatory milestone payments eligible for achievement, however, regulatory milestones have been fully constrained and thus are not included in the transaction price. In determining whether to constrain these milestones, we considered numerous factors, including whether receipt of the milestones is within our control and/or contingent upon success in future clinical trials. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

For the three months and six months ended June 30, 2019, we recognized $0.6 million and $1.1 million, respectively, as license and collaboration revenue under the 2016 Bayer Agreement and recorded $2.7 million as Unbilled - collaboration and license revenue as of June 30, 2019 on the condensed consolidated balance sheets. There were no costs incurred to obtain or fulfill the contract.

4. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amounts of our receivables from collaborations, prepaid and other current assets, accounts payable, accrued research and development and accrued and other liabilities approximate their fair value due to their short maturities. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. Our embedded derivative liabilities are measured at fair value using a Monte Carlo simulation model or a discounted cash flow model and are included as a component of other long-term liabilities on the condensed consolidated balance sheets. The embedded derivative liabilities are subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income, net, in our condensed consolidated statements of operations, and as remeasurement gain or loss on embedded derivatives liabilities in our condensed consolidated statements of cash flows. The assumptions used in the Monte Carlo simulation model or the discounted cash flow model include: (1) our estimates of both the probability and timing of manufacturing regulatory approval of Andexxa and other related events; (2) the probability-weighted net sales of Andexxa; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the note.

Our liability-classified Lonza AG (“Lonza”) award was measured at fair value using a Black-Scholes model until the settlement date during the first quarter of 2019. Changes in the fair value of the liability-classified Lonza award was recognized as research and development expense in our condensed consolidated statements of operations. The assumptions used in the Black-Scholes model include: (1) expected risk free rate; (2) expected volatility; and (3) expected dividend yield rate. See Note 6, "Contract Manufacturing Agreements", to these condensed consolidated financial statements for further information.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the fair value of our financial assets and liabilities (excluding restricted cash) allocated into Level 1 and Level 2 that were measured on a recurring basis (in thousands):

		June 30, 2019				December 31, 2018
					Estimated				Estimated
	Fair Value	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Money market funds	Level 1	$36,826	$—	$—	$36,826	$19,500	$—	$—	$19,500
Corporate notes and commercial paper	Level 2	127,459	3	(25)	127,437	166,363	1	(205)	166,159
U.S. Treasury bills and government agency securities	Level 2	65,168	25	—	65,193	110,270	1	(81)	110,190
		$229,453	$28	$(25)	$229,456	$296,133	$2	$(286)	$295,849
Classified as:
Cash equivalents					$140,903				$117,836
Short-term investments					88,553				178,013
Total cash equivalents and investments					$229,456				$295,849

At June 30, 2019, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized losses on available-for-sale securities for the periods presented. We do not intend to sell the investments with unrealized losses at June 30, 2019, and it is not more likely than not that we will be required to sell those investments with unrealized losses before recovery of their amortized cost bases, which may be maturity. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both June 30, 2019 and December 31, 2018.

Level 3 liabilities are comprised of embedded derivative liabilities as described in Note 8, “Long Term Obligations”, to these condensed consolidated financial statements and includes a liability-classified Lonza award that was settled in the first quarter of 2019. The estimated fair value of the Notes, long term royalty-based debt and long term debt are discussed in Note 8. The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative liabilities and Lonza award during the six-month period ended June 30, 2019 (in thousands):

	Embedded derivative liabilities	Lonza award	Total
Balance as of December 31, 2018	$2,497	$9,201	$11,698
Net change in the fair value	(2,902)	5,824	2,922
Addition of derivative related to 2019 Secured Term Loan	2,372	—	2,372
Settlement of Lonza award	—	(15,025)	(15,025)
Balance as of June 30, 2019	$1,967	$—	$1,967

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$13,480	$279
Work in process	19,282	14,395
Finished goods	393	2,844
Total inventories	$33,155	$17,518

Balance Sheet Classification
Inventories	$1,547	$7,873
Inventories, noncurrent portion	31,608	9,645
Total inventories	$33,155	$17,518

We began capitalizing inventory for costs associated with Andexxa Gen 1 and Gen 2 supply upon FDA approval on May 3, 2018 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, long-term inventories of $31.6 million and $9.6 million, respectively, are classified as inventories, noncurrent portion, as these inventories are not expected to be sold within the next twelve months, and the amount is deemed recoverable.

As of June 30, 2019 and December 31, 2018, we have made prepayments to manufacturers for the purchase of inventories. These are classified as short and long-term assets based on when the inventories are expected to be utilized in the manufacturing process and/or sold within the next twelve months. As of June 30, 2019 and December 31, 2018, long-term prepaid manufacturing of $7.8 million and $10.9 million, respectively, are classified as prepaid and other long-term assets as these inventories are not expected to be utilized in the manufacturing process and/or sold within the next twelve months.

We recorded an excess and obsolescence inventory charge to cost of sales of $3.8 million during the six months ended June 30, 2019. In developing the estimate for inventory reserve, we used estimates of demand compared to shelf life. If it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Manufacturing related	$7,280	$5,465
Compensation and employee benefits	14,217	10,794
Current portion of lease liability	3,004	—
Others	8,741	6,051
Total accrued and other liabilities	$33,242	$22,310

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

The first purchase right was earned by Lonza during the quarter ended March 31, 2019. The FDA approved Andexxa Gen2 on December 31, 2018 and, in February 2019, Lonza commenced process transfer activities to an additional new facility. During the first quarter of 2019, Lonza exercised their right to purchase 500,000 shares of our common stock at $1.00 per share. We marked to market the liability-classified award up to the settlement date using the valuation assumptions described in Note 4, “Fair Value Measurements”, to these condensed consolidated financial statements and recognized $5.8 million of non-employee stock based compensation expense classified as research and development expense during the six months ended June 30, 2019.

As of June 30, 2019, we have not recognized any expense for the second tranche award because the related performance conditions were not considered probable.

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

During the second quarter of 2019, we made a decision to discontinue the clinical development of the intellectual property asset that was licensed from SRX Cardio, and a notice was provided to terminate the SRX Cardio relationship. As a result, in the second quarter of 2019, we recorded (1) a full impairment charge of $3.2 million related to the in-process research and development intangible asset, which was recorded in research and development expense, and (2) a gain of $2.3 million for the de-recognition of the contingent milestone payable to SRX Cardio associated with the licensed hypercholesterolemia program, which was recorded in net loss attributable to noncontrolling interest in these condensed consolidated financial statements.

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The upfront cash receipt of $50.0 million is recorded as Notes payable at issuance. We are accruing for interest over the term of the Notes. The carrying values of the Notes payable includes accrued interest of $9.2 million and $7.6 million at June 30, 2019 and December 31, 2018, respectively.

Our payment obligations for BMS and Pfizer Promissory Notes are as follows (in thousands):

	June 30, 2019	December 31, 2018
Total repayment obligations	$62,500	$62,500
Less: interests to be accreted in future periods	(7,003)	(8,643)
Less: payments made	(2,211)	(497)
Carrying value of notes payable	53,286	53,360
Less: current portion of royalties	(8,622)	(5,062)
Non-current portion of notes payable	$44,664	$48,298

We evaluated the features of the Notes and determined that certain features require acceleration of payments such as pursuant to a change of control. We determined that these features (embedded derivatives) require bifurcation and fair value recognition. We determined the fair value of each derivative using a Monte Carlo simulation model taking into account the probability of these events occurring and potential repayment amounts and timing of such payments that would result under various scenarios (see Note 4, “Fair Value Measurements”, to these condensed consolidated financial statements). We will remeasure the embedded derivatives to fair value each reporting period until the repayment, termination or maturity of the Notes. For the three and six months ended June 30, 2019, we recognized a gain of $0.7 million and a gain of $1.2 million, respectively, upon remeasurement of the embedded derivatives. For the three and six months ended June 30, 2018, we recognized a loss of $0.2 million and a loss of $0.8 million, respectively, upon remeasurement of the embedded derivatives.

The estimated fair value of the Notes at June 30, 2019 and December 31, 2018 was $52.7 million and $53.2 million, respectively, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 4, “Fair Value Measurements”, to these condensed consolidated financial statements.

Royalty-based Financing

In February 2017, we entered into a purchase and sale agreement (the “Royalty Sales Agreement”) with HCR whereby HCR acquired a term royalty interest in future worldwide net sales of Andexxa. We received $50.0 million upon closing and received an additional $100.0 million following the U.S. regulatory approval of Andexxa in May 2018. We are required to pay royalties to HCR based on tiered net worldwide sales of Andexxa in a range of 8.46% to 4.19%. The applicable rate decreases starting at worldwide net annual sales levels above $150.0 million. Total royalty payments are capped at 195% of the funding received less certain transaction expenses, or $290.6 million.

Upon the closing of the Royalty Sales Agreement in February 2017, we incurred a fee to HCR of $2.0 million and paid additional debt issuance costs totaling $0.6 million, which included expenses that we paid on behalf of HCR and expenses incurred directly by us. Upon the subsequent funding of $100.0 million in May 2018, we incurred fees to HCR of $5.0 million. Fees and debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method.

The effective interest rate as of June 30, 2019 was 14.2%. We are accruing for interest over the term of the royalty-based debt. The carrying value of the royalty-based debt includes accrued interest of $33.9 million and $22.9 million, net of unamortized debt discount of $6.4 million and $6.8 million, at June 30, 2019 and December 31, 2018, respectively.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Our payment obligations for HCR royalty-based debt are as follows (in thousands):

	June 30, 2019	December 31, 2018
Total repayment obligations	$290,550	$290,550
Less: interests to be accreted in future periods	(114,812)	(125,851)
Less: payments made	(3,716)	(816)
Carrying value of long term royalty-based debt	172,022	163,883
Less: current portion of royalties	(14,588)	(8,627)
Non-current portion of long term royalty-based debt	$157,434	$155,256

We determined that certain features, such as the variability in the royalty payments based upon the timing of regulatory approval, were embedded derivatives that required bifurcation from the royalty-based debt instrument. Upon the Andexxa Gen2 FDA approval on December 31, 2018, it was determined that there was no longer a derivative associated with the debt contract. For the three months and six months ended June 30, 2018, we recognized gains of $0.1 million and $2.4 million, respectively, upon remeasurement of the embedded derivative.

The estimated fair value of royalty-based debt at June 30, 2019 and December 31, 2018 was $159.3 million and $154.2 million, respectively, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs as described in Note 4, “Fair Value Measurements”, to these condensed consolidated financial statements.

Secured Term Loan

In February 2019, we entered into a credit agreement (the “Credit Agreement”) with HCR and Athyrium Opportunities III Acquisition LP (“Athyrium”) whereby we received the first tranche of $62.5 million (“Secured Term Loan”) in March 2019 and we have access to the second tranche of $62.5 million at our option if we receive regulatory approval from the EMA for Ondexxya, the brand name of andexanet alfa in the EU, and achieve a U.S. Andexxa net product revenue of $50.0 million for the nine-months period ended September 30, 2019. If we satisfy both conditions, we have until November 15, 2019 to exercise our option to access the second tranche.

All obligations under the Credit Agreement are due on February 28, 2025 with certain scheduled payments of the principal starting from March 31, 2022. The outstanding principal balance of the loan bears interest at 9.75% per annum. The loan is secured by substantially all of our assets. The Credit Agreement contains certain covenants that, among others, require us to deliver financial reports at designated times of the year and limit or restrict our ability to incur additional indebtedness or liens, acquire, own or make any investments, pay cash dividends or enter into certain corporate transactions, including mergers and changes of control, and require us to maintain $31.3 million of cash, such amount to be increased if we draw on the second tranche of funding. Violating covenants would put us in default and that the lenders would then have the option to demand repayment plus certain penalties or allow us to continue to service the loan but at the default interest rate of 12.75%. As of June 30, 2019, we were not in violation of any covenants.

For the three and six months ended June 30, 2019, we accrued interest of $1.7 million and $2.0 million, respectively. Upon the closing of the Credit Agreement, we incurred fees of $2.8 million to HCR and Athyrium and other debt issuance cost of $0.5 million. Loan origination fees and debt issuance costs are netted against the loan balance and are amortized over the contractual term of the loan using the effective interest method. The effective interest rate as of June 30, 2019 was 12.3%.

As of June 30, 2019, the future principal maturities of our Secured Term Loan for each of the next five years are as follows (in thousands):

Year ended December 31,
2022	$9,615
2023	9,615
2024	9,615
Thereafter	33,655
Total	$62,500

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We evaluated the terms of the loan and determined that one feature could require acceleration of payments and a prepayment penalty (make-whole provision) upon a change of control if it occurs prior to the 30-month anniversary period from the funding date in March 2019. We determined that this feature (embedded derivative) requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using a discounted cash flow model taking into account the probability of a change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 4, “Fair Value Measurements”, to these condensed consolidated financial statements. We will remeasure the embedded derivative to fair value each reporting period until the feature with make-whole provision lapses after 30 months from the funding date in March 2019. For the three and six months ended June 30, 2019, we recognized a gain of $1.7 million upon remeasurement of the embedded derivatives.

The estimated fair value of long-term debt at June 30, 2019 was $71.0 million, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a discounted cash flow model with inputs consistent with those used in determining the embedded derivative values as described in Note 4, “Fair Value Measurements”, to these condensed consolidated financial statements.

9. Stock Based Compensation

Stock Options

The following table summarizes stock option activity under our 2013 Equity Incentive Plan (the “2013 Plan”) and an Inducement Plan, and related information during the six months ended June 30, 2019 and 2018:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	Options	Price Per Share
Balance at December 31, 2018	7,507,690	$33.25
Options granted	1,716,643	27.71
Options exercised	(632,254)	20.79
Options canceled	(678,423)	39.19
Balance at June 30, 2019	7,913,656	$32.54

Performance Stock Options (“PSOs”)

In March 2019, the Compensation Committee of our Board of Directors approved a program to award up to 490,986 PSOs to the management team based on the achievement of certain net revenue goals. The following table summarizes PSO activities under our 2013 Plan and related information during the six months ended June 30, 2019:

	Shares
	Subject to	Weighted-
	Outstanding	Average Exercise
	PSOs	Price Per Share
Balance at December 31, 2018	143,335	$23.76
Options granted	490,986	33.29
Options exercised	(26,667)	23.76
Options canceled	(11,250)	33.29
Balance at June 30, 2019	596,404	$31.43

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units (“RSUs”)

The following table summarizes RSU activity under our 2013 Plan and Inducement Plan, and related information during the six months ended June 30, 2019:

	Shares
	Subject to	Weighted-
	Outstanding	Average Grant Date
	RSUs	Fair Value Per Share
Balance at December 31, 2018	979,278	$34.00
RSUs granted	638,970	27.86
RSUs released	(314,311)	35.29
RSUs canceled	(76,836)	35.77
Balance at June 30, 2019	1,227,101	$30.36

Performance Stock Units (“PSUs”)

The following table summarizes PSU activity under our 2013 Plan and related information during the six months ended June 30, 2019:

	Subject to	Weighted-
	Outstanding	Average Grant Date
	PSUs	Fair Value Per Share
Balance at December 31, 2018	153,503	$29.85
PSUs granted	—	—
PSUs released	(52,670)	28.29
PSUs canceled	(87,708)	30.36
Balance at June 30, 2019	13,125	$32.66

The table below sets forth the functional classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$3,811	$5,320	$13,706	$9,772
Selling, general and administrative	8,442	7,894	16,441	14,422
Stock-based compensation expense included in total expenses	$12,253	$13,214	$30,147	$24,194

Capitalized stock-based compensation costs	$(116)	$-	$(358)	$-

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to Portola Common Stockholders for the periods presented because including them would have been antidilutive:

	Six Months Ended June 30,
	2019	2018
Stock options to purchase common stock	7,913,656	7,391,411
Performance stock options	596,404	155,669
Common stock warrants	1,500	1,500
Restricted stock units	1,227,101	749,412
Performance stock units	13,125	330,416
Employee stock purchase plan	67,958	47,743

Up to 500,000 shares of our common stock may be contingently issued, if certain regulatory and performance conditions are met under an agreement with a contract manufacturer, as described in Note 6, “Contract Manufacturing Agreements”, to these condensed consolidated financial statements.

11. Leases

We have operating leases for our office facilities. We renewed one operating lease for our office facilities in June 2019. Our leases have remaining lease terms of up to 3.8 years as of June 30, 2019. Upon adoption of ASC 842, we did not elect to apply the hindsight expedient in evaluating our renewal option, and as such, we did not include the renewal period in our lease term because at the inception we were not reasonably certain that we would exercise the renewal option. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Our operating lease right-of-use asset and liability were recognized at the adoption date of ASC 842 based on the present value of lease payments over the remaining lease term at the adoption date. In determining the net present value of lease payments, we used our incremental borrowing rate based on the information available, including remaining lease term, at the adoption date of ASC 842.

Upon the renewal of the operating lease in June 2019, we remeasured the lease liability to reflect the changes to the lease term and the lease payments using a discount rate at the date of remeasurement on the basis of the remaining lease term and the remaining lease payments. We recognized the remeasurement amount of the lease liability as an adjustment to the lease right-of-use asset. This resulted in an $11.1 million increase to the lease liability and the lease right-of-use asset at the remeasurement date.

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$622	$1,081
Short-term lease cost	89	178
Total	$711	$1,259

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash flow information related to leases are as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$1,372
Supplemental non-cash information:
Right-of-use asset obtained in exchange for lease obligation due to remeasurement	$11,103

Supplemental balance sheet information related to leases are as follows (in thousands):

	Classification	As of June 30, 2019
Operating lease
Lease right-of-use asset
Non-current	Operating lease right-of-use asset	$12,316
Lease liability
Current	Accrued and other liabilities	$3,004
Non-current	Long-term portion of lease liability	$10,204

Weighted Average Remaining Lease Term
Operating lease		3.8 years

Weighted Average Discount Rate
Operating lease		6.61%

As of June 30, 2019, the maturity of our lease liability was as follows (in thousands):

Year ending December 31,	Operating Lease
Remainder of 2019	$1,392
2020	4,024
2021	4,553
2022	4,713
2023	1,188
Total lease payments	15,870
Less imputed interests	(2,662)
Total lease liability	$13,208

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Portola Pharmaceuticals, Inc. (the “Company” or “we” or “our” or “us”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic diseases and inflammation for patients who currently have limited or no approved treatment options. Our headquarters are located in South San Francisco, California. Our lead product is Andexxa [coagulation factor Xa (recombinant), inactivated-zhzo] which we are marketing under the brand name of Ondexxya in Europe, the first and only antidote approved by the FDA and the EC, respectively, for patients treated with rivaroxaban or apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding. Bevyxxa (betrixaban) is the first and only oral, once-daily Factor Xa inhibitor approved by the FDA for the prevention of venous thromboembolism (“VTE”) in adult patients hospitalized for an acute medical illness. Bevyxxa is currently being marketed in a limited manner and we are evaluating potential partnership opportunities for this product. We are advancing cerdulatinib, an investigational oral, dual spleen tyrosine kinase (“SYK”) and Janus kinase (“JAK”) inhibitor in development to treat hematologic cancers. We also have a number of other molecules in earlier stage and pre-clinical development.

Pipeline

	Description	Approved or Investigational Indication	Stage	Commercial rights
Andexxa	Reversal agent for certain Factor Xa (fXa) inhibitors	Patients treated with rivaroxaban or apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding	U.S. Approval EU Approval	Worldwide excluding Japan
Bevyxxa	Oral fXa inhibitor	Extended duration VTE prophylaxis in acute medically ill patients in-hospital and post discharge for 35-42 days	U.S. Approval	Worldwide
Cerdulatinib	Oral, dual SYK and JAK inhibitor	Relapsed/refractory B- and T-cell malignancies	Phase 2a	Worldwide excluding topical formulation in non-oncology indications

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

Andexanet alfa received conditional approval under the brand name Ondexxya by the EC on April 26, 2019.  This conditional approval included several post-authorization requirements, including specific obligations to submit a final clinical study report for the randomized controlled trial of Andexxa (U.S.)/Ondexxya (EU), a final clinical study report for the ANNEXA-4 study, and an obligation to provide some additional pharmacokinetic data. We completed our first sales of Ondexxya in Europe in July 2019 and are executing a phased launch of Ondexxya in Europe, with an initial focus on the United Kingdom, Germany, Austria, Denmark, Finland and the Netherlands.

In May 2019, we announced a new analysis of the ANNEXA-4 study among patients with spontaneous (non-traumatic) intracranial hemorrhage – a bleeding event in the brain not caused by trauma and associated with high rates of mortality and morbidity. The data presented demonstrate that, even among this important and difficult-to-treat subset of patients, the hemostatic efficacy and safety of Andexxa is compelling and consistent. Specifically, the data show:

• A high rate of hemostatic efficacy (79%) consistent with that of the full ANNEXA-4 trial across patients with all types of bleeds (82%)

• Of the patients that achieved excellent or good hemostatic efficacy within one hour post Andexxa, 98% (n=55/56) maintained excellent or good hemostatic control 12 hours following Andexxa administration.

• The majority of thrombotic events occurred in patients who delayed or did not re-start anticoagulation therapy with a Factor Xa inhibitor during the follow-up period.

• Importantly, no thrombotic events were observed among the 18 patients who re-started oral anticoagulation therapy within 30 days.

In August 2019, the U.S. Centers for Medicare and Medicaid Services (CMS) announced its intention to increase the reimbursement amount for the New Technology Add-on Payment (NTAP), granted in October 2018, to Andexxa from up to 50% to 65% of the wholesale acquisition cost of the standard dose, effective October 1, 2019.

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

There is a significant unmet need for the treatment of patients with relapsed/refractory PTCL. Current approved therapies for relapsed/refractory PTCL are all given via IV infusion and have limited activity with overall response rates of approximately 30%.  In addition, most of these responses are partial responses. Based on the unmet need and on the activity to date with cerdulatinib, we have prioritized development in PTCL. Following our End of Phase 2 meeting with the FDA in January 2019, the FDA has requested additional data supporting the proposed dose and we have submitted the requested data. Pending the outcome of our discussions, we hope to start a registrational study by the end of the year.

In June 2019, we presented new interim Phase 2a data for cerdulatinib alone and in combination with rituximab in Follicular Lymphoma (FL) patients at the European Hematology Association’s (EHA) Annual Congress and at the International Conference on Malignant Lymphoma (ICML). Data among patients in the single-agent cerdulatinib arm demonstrated consistent clinical activity (including a 45% objective response rate) and good tolerability of cerdulatinib with no evidence of cumulative toxicity. The combination of cerdulatinib with rituximab resulted in improved response rates (including a 62% objective response rate) with a similar safety profile when compared to the data from the single-agent cerdulatinib arm. Follow-up analysis of these cohorts is ongoing. In addition to our planned registration study in PTCL, we remain focused on development in cutaneous T-cell lymphoma and are exploring potential paths to approval in these diseases.

Other early stage programs

We continue to progress certain early discovery activities that align with our scientific expertise. During the second quarter of 2019, we decided to curtail efforts associated with our in-license agreement with SRX Cardio LLC and opted out of our cost sharing arrangement with Ora, Inc. for the development of PRT2761.

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

There have been no significant or material changes in our critical accounting policies during the six months ended June 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019.

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of operations

Comparison of the three and six months ended June 30, 2019 and 2018

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Andexxa	$27,090	$2,232	$24,858	1114%	$47,375	$2,232	$45,143	2023%
Bevyxxa	74	33	41	124%	151	639	(488)	(76%)
Total product revenue, net	27,164	2,265	24,899	1099%	47,526	2,871	44,655	1555%

Total collaboration and license revenue	1,260	1,746	(486)	(28%)	3,067	7,784	(4,717)	(61%)

Total revenues	$28,424	$4,011	$24,413	609%	$50,593	$10,655	$39,938	375%

The increase in total revenues during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily attributable to:

•

commercial product revenue earned from U.S. net sales of Andexxa, which we began shipping to customers in May 2018 and more broadly in January 2019 following the FDA approval of our Gen 2 manufacturing process; offset by

•	a decrease in Phase 3 collaboration revenue from certain collaboration partners as related performance obligations have been mostly fulfilled by the first quarter of 2019.

The increase in total revenues during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily attributable to:

•

commercial product revenue earned from U.S. net sales of Andexxa, which we began shipping to customers in May 2018 and more broadly in January 2019 following the FDA approval of our Gen 2 manufacturing process; offset by a decrease of Bevyxxa product revenue; further offset by

•	a decrease in Phase 3 collaboration revenue from certain collaboration partners, as related performance obligations have been mostly fulfilled by the first quarter of 2019.

Cost of Sales

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Increase	% Increase	2019	2018	Increase	% Increase
	(in thousands, except percentages)
Cost of sales	$4,991	$1,052	$3,939	374%	$12,141	$1,388	$10,753	775%

During the three and six months ended June 30, 2019 and 2018, we recognized $4.9 million and $12.1 million, respectively, of cost of sales related to Andexxa and Bevyxxa. The increase is primarily attributable to a full six months of Andexxa Gen 1 product sales in 2019. Prior to the approvals of our approved products, manufacturing and related costs were expensed; accordingly, these costs were not capitalized and, as a result, are not fully reflected in the cost of sales during the current period. Cost of product sales consists of certain finish costs incurred after FDA approvals related to approved products sold, in addition to certain distribution and overhead costs. We expect costs of sales to increase in relation to product revenues as we deplete inventories that we had expensed prior to receiving our FDA approvals.

Research and development expenses

		Three Months Ended June 30,				Six Months Ended June 30,
Product candidate	Phase of Development	2019	2018	Change	% Change	2019	2018	Change	% Change
Andexanet alfa	Phase 2/3/4	$18,224	$51,144	$(32,920)	(64%)	$43,114	$97,030	$(53,916)	(56%)
Betrixaban	Phase 1/3	815	5,147	(4,332)	(84%)	1,381	13,436	(12,055)	(90%)
Cerdulatinib	Phase 1/2a	9,000	6,946	2,054	30%	16,197	11,393	4,804	42%
Other research and development expenses(1) (2)		5,499	3,203	2,296	72%	8,430	4,648	3,782	81%
Total research and development expenses		$33,538	$66,440	$(32,902)	(50%)	$69,122	$126,507	$(57,385)	(45%)
(1)	Amounts in all periods include costs for other potential product candidates.
(2)

Includes the $3.2 million impairment charge related to the in-process research and development intangible asset resulting from the abandonment of the SRX Cardio program during the second quarter of 2019. See Note 7, “Asset Acquisition and License Agreements”, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

The program-specific expenses summarized in the table above include costs directly attributable to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

The decrease in research and development expenses during the three and six months ended June 30, 2019 and 2018 was primarily attributable to:

•	decreased program costs related to Andexxa, which was largely the result of capitalizing manufacturing expenses that were recorded as research and development expenses in 2018; and

•	decreased program costs related to Bevyxxa, which was the result of overall decreased spending; offset by

•

increased program costs related to 1) cerdulatinib, primarily due to increased manufacturing expenses and 2) an impairment charge of $3.2 million due to the abandonment of the SRX Cardio program during the second quarter of 2019.

Selling, general and administrative expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Increase	% Increase	2019	2018	Increase	% Increase
	(in thousands, except percentages)
Selling, general and administrative expenses	$53,855	$40,214	$13,641	34%	$106,889	$71,755	$35,134	49%

Selling, general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services and sales and marketing expenses related to commercial launch preparation and execution.

The increase in selling, general and administrative expenses during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily attributable to:

•	increased headcount-related costs of $6.4 million resulting from the hiring of our sales force and supporting commercial functions; and
•	increased external costs of $5.7 million associated with commercial and marketing initiatives to support the launch of Andexxa.

The increase in selling, general and administrative expenses during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily attributable to:

•	increased headcount-related costs of $22.9 million resulting from the hiring of our sales force and supporting commercial functions; and

•	increased external costs of $10.2 million associated with commercial and marketing initiatives to support the launch of Andexxa.

We expect selling, general and administrative expenses to increase in the future as we incur additional expenses associated with expanding our sales force in the United States and in Europe for our initial launch in select countries, as well as commercial infrastructure initiatives including information technology systems, quality and compliance systems, and personnel support for the organization.

Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Increase	% Increase	2019	2018	Increase	% Increase
	(in thousands, except percentages)
Interest expense	$8,538	$4,104	$4,434	108%	$15,019	$6,685	$8,334	125%

The increase in interest expense during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily due to:

•	An additional $95.0 million of funding received in May 2018 under the Andexxa Royalty Sales Agreement with HCR; and
•	An additional $62.5 million of funding received in March 2019 under the Credit Agreement with HCR and Athyrium.

Liquidity and capital resources

Due to our significant research and development and selling, general and administrative expenditures, we have generated significant operating losses since our inception. We have financed our operations primarily through sales of our equity securities, collaborations, including loans from our collaboration partners, a royalty-based financing arrangement, a secured term loan and sales of commercial and development rights to some of our product candidates. Our expenditures are primarily related to the global launch of Andexxa, including manufacturing and clinical trial costs required to satisfy post-marketing commitments required by the FDA and EMA, as well as research and development activities, including clinical trial costs associated with Andexxa label expansion and advancing our other product candidates. At June 30, 2019, we had cash, cash equivalents and investments of $273.9 million which includes the $31.3 million minimum cash holdings required by our secured term loan agreement (See Note 8, “Long Term Obligations”, to these Condensed Consolidated Financial Statements). Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(117,700)	$(180,309)
Cash provided by investing activities	89,589	68,568
Cash provided by financing activities	75,806	103,082
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(43)	-
Net (decrease) increase in cash, cash equivalents and restricted cash	$47,652	$(8,659)

Cash used in operating activities

Cash used in operating activities for the six months ended June 30, 2019 includes payments made to our contract manufacturing organizations for the manufacture of Andexxa and Bevyxxa, totaling $26.9 million and $1.1 million, respectively, $84.5 million of disbursements to third-party vendors to support research and development and selling and general and administrative operations, and $47.2 million in payroll and related employee costs. These cash outflows were partially offset by cash receipts of $44.1 million associated with Andexxa commercial sales and $6.8 million from our Andexxa collaboration agreements.

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

Cash provided by investing activities

Cash provided by investing activities for the six months ended June 30, 2019 was primarily related to proceeds from maturities of investments of $167.2 million, partially offset by investment purchases of $76.8 million and fixed asset purchases of $0.8 million.

Cash provided by investing activities for the six months ended June 30, 2018 was primarily related to proceeds from maturities of investments of $236.8 million, partially offset by investments of $166.9 million and fixed asset purchases of $1.3 million.

Cash provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2019 was primarily related to net proceeds from debt issuance of $59.2 million and $16.6 million in net proceeds from the issuance of common stock pursuant to equity awards.

Cash provided by financing activities was $103.1 million for the six months ended June 30, 2018, was primarily related to net proceeds from debt issuance of $95.0 million and $8.2 million in net proceeds from the issuance of common stock pursuant to equity awards.

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

In June 2019, we renewed one operating lease for our office facilities. See Note 11, “Leases”, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the lease renewal.

There were no material changes during the six months ended June 30, 2019 outside of the ordinary course of business, and other than pursuant to the above-mentioned Credit Agreement with HCR and Athyrium and the lease renewal, in our specified contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2019, we had cash, cash equivalents and investments of $273.9 million consisting of cash and liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development, manufacturing, regulatory and commercialization activities with vendors in Europe.  We made payments in the aggregate amount of €18.9 million and €54.7 million to our European vendors during the six months ended June 30, 2019 and 2018, respectively. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the six months ended June 30, 2019 and 2018, respectively, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

ITEM 4:	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early stage commercial biopharmaceutical company.  We launched our two commercial products in 2018 and continue to incur significant expenses related to commercialization, our ongoing and planned future clinical studies, research and development activities, and selling, general and administrative activities. As of June 30, 2019, we had an accumulated deficit of approximately $1.7 billion.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the recent approval by the FDA and/or the EC of our products and the absence of historical sales data, our product sales will be difficult to predict from period to period and as a result, you should not rely on sales results in any period as being indicative of future performance and sales may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

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

We will continue to require substantial funds to support commercial operations and pursue further research and development efforts. Our financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	product sales of Andexxa and Ondexxya, and if approved for commercial marketing, our product candidates;
•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution and general corporate and commercial infrastructure;
•	the costs and timing of international expansion;
•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;
•	the possible development of additional product candidates, including through in-licensing and acquisitions;
•	the degree and rate of market acceptance of any products launched by us or partners;

•	our ability to enter into additional collaboration, licensing, commercialization or other financing arrangements and the terms and timing of such arrangements;
•	the rate of progress and cost of our clinical studies; and
•	the emergence of competing technologies or other adverse market developments.

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

The Credit Facility also contains other customary covenants, including covenants that require us to maintain a minimum cash balance of up to $50 million, dependent on borrowings and levels of sales of Andexxa. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default, which, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the Credit Facility and would require us to pay all amounts outstanding. If the maturity of our indebtedness is accelerated, we may not have sufficient funds then available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. Our failure to repay our indebtedness would result in the Collateral Agent foreclosing on all or a portion of our assets and possibly force us to curtail or cease our operations.

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

While there are no therapies other than Andexxa approved specifically as antidotes for Factor Xa inhibitors, we are aware of at least one drug candidate that has been studied in early stage clinical trials as a potential antidote to Factor Xa inhibitors. In addition, Andexxa may compete with the off-label use of other treatments designed to enhance coagulation, such as Fresh Frozen Plasma, 4-factor Prothrombin Complex Concentrates, recombinant activated Factor VII or whole blood. Although there is no approved indication for these products in patients taking Factor Xa inhibitors, physicians may choose to use them because of familiarity, cost or other reasons. In addition, we are aware that several companies have conducted preclinical research on compounds intended to be antidotes for Factor Xa inhibitors.

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

* We obtained regulatory approval of Andexxa in the United States through an Accelerated Approval process and in the EU under a conditional approval. Continued approval may be contingent upon the results of ongoing patient studies to demonstrate an improvement in hemostasis.

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

In March 2018, the CHMP issued a negative opinion, recommending that the EMA reject the marketing application for Bevyxxa in the EU. We requested a re-examination of the initial opinion and in July 2018, we received a negative re-examination opinion from the CHMP. The European Commission adopted the CHMP decision in September 2018. Failure to obtain marketing approval of Bevyxxa in the EU will reduce the commercial potential of Bevyxxa and could also have a negative impact on our efforts to commercialize and obtain market acceptance for Bevyxxa in the U.S. market.

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

All manufacturers of our product candidates must comply with regulatory manufacturing requirements enforced by the U.S. and foreign regulatory authorities through their facilities inspection programs. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these manufacturing requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacturing, packaging or testing of products. We have limited control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure, the ability to import product into countries, or recall or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay or interruption of clinical studies, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or adversely affect our reputation.

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

In connection with our Andexxa and Bevyxxa development and commercialization, we are currently utilizing certain suppliers outside of the United States, which subjects us to certain of the above risks.

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

*Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives in the U.S., Europe and other foreign jurisdictions could harm our business.

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

Adverse pricing limitations may hinder our ability to recoup our investment in Andexxa, Bevyxxa or one or more product candidates, even if our product candidates obtain regulatory approval. Adverse pricing limitations prior to approval will also adversely affect us by reducing our commercial potential. Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. For example, in October 2018, CMA granted reimbursement for the NTAP to Andexxa, and in August 2019, CMS announced it would increase the reimbursement amount for the NTAP to Andexxa from 50% to 65% of the wholesale acquisition cost of the standard dose, effective October 1, 2019. While NTAP is expected to remain in effect for a period of two to three years, is no assurance, however, that this reimbursement will continue in the future at the same rate, if at all.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Certificate of Amendment to the Portola Pharmaceuticals, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35935	3.1	6/11/2018

3.3	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.5	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006	10-Q	001-35935	4.7	11/06/2013

4.6	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and HCP Life Science Assets TRS, LLC, dated December 15, 2006	10-Q	001-35935	4.8	11/06/2013

4.7	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and Bristow Investments, L.P., dated December 15, 2006	10-Q	001-35935	4.9	11/06/2013

10.5*+	Amended and Restated Portola Pharmaceuticals, Inc. Non-Employee Director Compensation Policy

10.51*	Sixth Amendment To Lease dated June 28, 2019

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended

32.1*

Certification of Principal Executive Officers and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan
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

PORTOLA PHARMACEUTICALS, INC.

Date: August 7, 2019	By:	/s/ Mardi C. Dier
Mardi C. Dier
Chief Financial and Business Officer
(Principal Financial Officer)

Date: August 7, 2019	By:	/s/ Scott Garland
Scott Garland
President and Chief Executive Officer
(Principal Executive Officer)