Form 10-Q
period 2019-09-30
PORTOLA PHARMACEUTICALS INC
filed 2019-11-05
CIK 1269021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-35935
_______________________________________________
PORTOLA PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)
_______________________________________________

Delaware	20-0216859
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
270 E. Grand Avenue, South San Francisco, California 94080
(Address of Principal Executive Offices) (Zip Code)
(650) 246-7000
(Registrant’s Telephone Number, Including Area Code)
_______________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 77,819,156.

PORTOLA PHARMACEUTICALS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PORTOLA PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$304,265	$138,951
Short-term investments	172,542	178,013
Restricted cash	3,201	1,062
Trade and other receivables, net	18,236	5,849
Unbilled - collaboration and license revenue	3,788	9,880
Inventories	2,357	7,873
Prepaid and other current assets	10,106	11,699
Total current assets	514,495	353,327
Property and equipment, net	4,561	5,236
Intangible assets	3,699	7,279
Operating lease right-of-use asset	11,836	—
Inventories, noncurrent portion	33,296	9,645
Prepaid and other long-term assets	9,298	10,932
Total assets	$577,185	$386,419
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,760	$13,215
Accrued research and development	15,629	19,831
Accrued and other liabilities	32,852	22,310
Deferred revenue, current portion	1,061	1,847
Current portion of notes payable and long-term royalty-based debt	24,189	11,802
Total current liabilities	87,491	69,005
Notes payable, less current portion	41,928	48,298
Long term royalty-based debt, less current portion	157,182	155,256
Long term debt	57,269	—
Long term obligation to collaborator, less current portion	5,124	6,881
Deferred revenue, long-term	4,399	4,488
Long-term portion of lease liability	9,464	—
Other long-term liabilities	1,440	11,924
Total liabilities	364,297	295,852
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized at September 30, 2019 and December 31, 2018; 77,784 shares and 66,618 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	79	68
Additional paid-in capital	1,932,428	1,614,320
Accumulated deficit	(1,719,691)	(1,525,704)
Accumulated other comprehensive income (loss)	72	(283)
Total Portola stockholders’ equity	212,888	88,401
Noncontrolling interest	—	2,166
Total stockholders’ equity	212,888	90,567
Total liabilities and stockholders’ equity	$577,185	$386,419
See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product revenue, net	$35,743	$7,176	$83,269	$10,047
Collaboration and license revenue	1,056	7,001	4,123	14,785
Total revenues	36,799	14,177	87,392	24,832
Operating expenses:
Cost of sales	2,684	4,292	14,825	5,680
Research and development	25,647	40,237	94,769	166,744
Selling, general and administrative	52,050	38,792	158,939	110,547
Total operating expenses	80,381	83,321	268,533	282,971
Loss from operations	(43,582)	(69,144)	(181,141)	(258,139)
Interest and other income, net	1,953	3,924	7,958	9,123
Interest expense	(7,998)	(5,957)	(23,017)	(12,642)
Net loss	(49,627)	(71,177)	(196,200)	(261,658)
Net (income) loss attributable to noncontrolling interest	—	(126)	2,213	(17)
Net loss attributable to Portola	$(49,627)	$(71,303)	$(193,987)	$(261,675)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(0.68)	$(1.08)	$(2.79)	$(3.97)
Shares used to compute net loss per share attributable to Portola common stockholders:
Basic and diluted	73,017,609	66,165,104	69,427,124	65,855,672
See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(49,627)	$(71,177)	$(196,200)	$(261,658)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(6)	237	355	(28)
Foreign currency translation adjustment	117	—	75	—
Comprehensive loss	(49,516)	(70,940)	(195,770)	(261,686)
Comprehensive (income) loss attributable to noncontrolling interest	—	(126)	2,213	(17)
Total comprehensive loss attributable to Portola	$(49,516)	$(71,066)	$(193,557)	$(261,703)
See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	66,618	$68	$1,614,320	$(1,525,704)	$(283)	$2,166	$90,567
Issuance of common stock pursuant to equity award plans	1,359	2	25,660	—	—	—	25,662
Stock-based compensation expense	—	—	12,312	—	—	—	12,312
Other comprehensive income	—	—	—	—	203	—	203
Net (loss) income	—	—	—	(78,156)	—	60	(78,096)
Change in noncontrolling interest	—	—	—	—	—	2	2
Balance at March 31, 2019	67,977	$70	$1,652,292	$(1,603,860)	$(80)	$2,228	$50,650
Issuance of common stock pursuant to equity award plans	258	—	5,966	—	—	—	5,966
Stock-based compensation expense	—	—	12,369	—	—	—	12,369
Other comprehensive income	—	—	—	—	41	—	41
Net loss	—	—	—	(66,204)	—	(2,273)	(68,477)
Change in noncontrolling interest	—	—	—	—	—	45	45
Balance at June 30, 2019	68,235	$70	$1,670,627	$(1,670,064)	$(39)	$—	$594
Issuance of common stock pursuant to equity award plans	308	—	6,479	—	—	—	6,479
Issuance of common stock pursuant to public offering, net	9,241	9	243,706	—	—	—	243,715
Stock-based compensation expense	—	—	11,616	—	—	—	11,616
Other comprehensive income	—	—	—	—	111	—	111
Net loss	—	—	—	(49,627)	—	—	(49,627)
Balance at September 30, 2019	77,784	$79	$1,932,428	$(1,719,691)	$72	$—	$212,888

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	65,297	$66	$1,551,728	$(1,204,519)	$(409)	$2,627	$349,493
Adjustment to accumulated deficit due to adoption of ASC 606	—	—	—	29,037	—	—	29,037
Issuance of common stock pursuant to equity award plans	514	1	5,678	—	—	—	5,679
Stock-based compensation expense	—	—	10,980	—	—	—	10,980
Other comprehensive loss	—	—	—	—	(392)	—	(392)
Net loss	—	—	—	(84,178)	—	(332)	(84,510)
Change in noncontrolling interest	—	—	—	—	—	(119)	(119)
Balance at March 31, 2018	65,811	$67	$1,568,386	$(1,259,660)	$(801)	$2,176	$310,168
Issuance of common stock pursuant to equity award plans	143	—	2,543	—	—	—	2,543
Stock-based compensation expense	—	—	13,214	—	—	—	13,214
Other comprehensive income	—	—	—	—	127	—	127
Net (loss) income	—	—	—	(106,194)	—	223	(105,971)
Change in noncontrolling interest	—	—	—		—	(20)	(20)
Balance at June 30, 2018	65,954	$67	$1,584,143	$(1,365,854)	$(674)	$2,379	$220,061
Issuance of common stock pursuant to equity award plans	480	—	6,413	—	—	—	6,413
Stock-based compensation expense	—	—	11,394	—	—	—	11,394
Other comprehensive income	—	—	—	—	237	—	237
Net (loss) income	—	—	—	(71,303)	—	126	(71,177)
Balance at September 30, 2018	66,434	$67	$1,601,950	$(1,437,157)	$(437)	$2,505	$166,928
See accompanying notes to the unaudited condensed consolidated financial statements.

PORTOLA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(196,200)	$(261,658)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,337	2,303
Amortization of right-of-use asset	2,056	—
Accretion of discount on investment securities	(946)	(1,519)
Non-cash interest expense	21,216	12,642
Stock-based compensation expense, net of capitalized labor	41,193	35,587
Remeasurement gain on embedded derivatives liabilities	(3,447)	(3,668)
Provision for excess and obsolete inventories	4,131	2,246
Loss on impairment of intangibles	3,151	—
Others	67	14
Changes in operating assets and liabilities:
Inventories	2,312	(15,597)
Trade and other receivables, net	(12,387)	(694)
Unbilled - collaboration and license revenue	6,092	(3,178)
Prepaid expenses and other current assets	1,656	(3,253)
Inventories, noncurrent portion	(23,651)	(8,327)
Prepaid and other long-term assets	1,636	5,475
Accounts payable	(2,967)	4,749
Accrued research and development	(4,202)	(28,298)
Accrued and other liabilities	3,114	1,715
Deferred revenue	(875)	(180)
Notes payable, long term royalty-based debt and long-term obligation to collaborator	(8,871)	(316)
Other long-term liabilities	—	(720)
Net cash used in operating activities	(164,585)	(262,677)
Investing activities
Capital expenditures, net	(1,085)	(1,577)
Purchases of investments	(214,534)	(218,330)
Proceeds from maturities of investments	221,231	338,320
Net cash provided by investing activities	5,612	118,413
Financing activities
Proceeds from debt issuance, net	59,203	95,000
Proceeds from issuance of common stock from public offering, net	244,065	—
Proceeds from issuance of common stock pursuant to equity award plans	23,082	14,635
Other	—	(140)
Net cash provided by financing activities	326,350	109,495
Effect of exchange rate changes on cash, cash equivalents and restricted cash	76	—
Net increase (decrease) in cash, cash equivalents and restricted cash	167,453	(34,769)
Cash, cash equivalents and restricted cash at beginning of period	140,013	181,741
Cash, cash equivalents and restricted cash at end of period	$307,466	$146,972
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

In August 2019, we completed an underwritten public offering of 9,241,072 shares of our common stock, which included 1,205,357 shares of common stock issued pursuant to the over-allotment option granted to our underwriters, at a public offering price of $28 per share. The total proceeds from the offering and over-allotment, net of underwriting discounts and commissions of approximately $14.2 million, were approximately $244.5 million. After deducting offering expenses accrued of approximately $0.8 million, net proceeds to us will be approximately $243.7 million.

2. Summary of Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the amounts of Portola, its wholly-owned subsidiaries and a development partner that is a variable interest entity (a “VIE”) for which Portola is deemed, under applicable accounting guidance, to be the primary beneficiary. During the third quarter of 2019, we deconsolidated SRX Cardio, LLC (“SRX Cardio”), a VIE we had consolidated since 2015, and as such, we do not have any consolidated VIE as of September 30, 2019. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP has been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed on March 1, 2019 with the SEC.
The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.
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

PORTOLA PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.
Cash as Reported in Condensed Consolidated Statements of Cash Flows
Cash as reported in these condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash. As of September 30, 2019, restricted cash represents cash restricted for royalty payments to HealthCare Royalty Partners and its Affiliates (“HCR”) and cash held as a security deposit for our office lease in Europe. Cash as reported in these condensed consolidated statements of cash flows consists of the following (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$304,265	$138,951	$146,700	$181,568
Restricted cash (SRX Cardio)	—	30	30	173
Restricted cash for royalty payments to HealthCare Royalty Partners and its affiliates ("HCR")	3,155	1,032	242	—
Restricted cash (lease)	46	—	—	—
Total cash balance in condensed consolidated statements of cash flows	$307,466	$140,013	$146,972	$181,741

Customer Concentration
During the three and nine months ended September 30, 2019, we had four Andexxa specialty distributor customers who each accounted for 10% or more of total net revenues. During the three and nine months ended September 30, 2019, we had no collaboration revenue customers who accounted for more than 10% of total net revenues.
During the three and nine months ended September 30, 2018, we had three Andexxa specialty distributor customers who each accounted for 10% or more of total net revenues. During the three and nine months ended September 30, 2018, we had two collaboration revenue customers who each accounted for more than 10% of total revenues.
Recent Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-2, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted this new standard effective January 1, 2019 using the optional transition method, which allows us to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit at the date of adoption and apply the new disclosure requirements beginning in the period of adoption. Our adoption of the standard added approximately $2.1 million in ROU assets and $3.3 million in lease liabilities to our condensed consolidated balance sheet upon adoption and did not significantly impact financial results. In addition, our adoption of the standard had no cumulative impact on the accumulated deficit to our condensed consolidated balance sheet as of the adoption date.
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

PORTOLA PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In September 2018, the FASB issued ASU No. 2018-7, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. We adopted this new standard effective January 1, 2019.
Adoption of this standard did not result in an adjustment to our beginning accumulated deficit upon the adoption, and did not significantly impact our financial results.
Recent Accounting Pronouncements Not Yet Adopted
In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU implements an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. For trade receivables, entities will be required to estimate lifetime expected credit losses. This could result in the earlier recognition of credit losses. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than an other-than-temporary impairment that reduces the cost basis of the investment. Further, an entity will recognize any improvements in estimated credit losses immediately in earnings. Under the current guidance, a recovery of an impairment loss on an available-for-sale debt security is recognized prospectively as interest income. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are in the process of assessing the impact of ASU 2016-13 on our condensed consolidated financial statements.
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
The following tables present our revenues disaggregated by timing of transfer of goods or services (in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Product Revenue, net	Collaboration and License Revenue	Total	Product Revenue, net	Collaboration and License Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$35,743	$—	$35,743	$83,269	$—	$83,269
Transferred over time	—	1,056	1,056	—	4,123	4,123
Total	$35,743	$1,056	$36,799	$83,269	$4,123	$87,392

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Product Revenue, net	Collaboration and License Revenue	Total	Product Revenue, net	Collaboration and License Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$7,176	$—	$7,176	$10,047	$—	$10,047
Transferred over time	—	7,001	7,001	—	14,785	14,785
Total	$7,176	$7,001	$14,177	$10,047	$14,785	$24,832

PORTOLA PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents our net product revenues disaggregated by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$32,968	$7,176	$80,494	$10,047
Europe	2,775	—	2,775	—
Total revenues	$35,743	$7,176	$83,269	$10,047

Net product revenues are attributed to geographic region based on the bill-to location.
Collaboration and license revenues are all attributed to the United States based on the location of our collaboration partners’ headquarters.
The following table presents changes in our contract assets and liabilities for the nine months ended September 30, 2019 (in thousands):

	Balance at Beginning of Period	Addition	Deduction	Balance at End of Period
Contract assets:
Unbilled - collaboration and license revenue	$9,880	$3,461	$(9,553)	$3,788
Total contract assets	$9,880	$3,461	$(9,553)	$3,788

Contract liabilities:
Deferred revenue	$6,335	$1,402	$(2,277)	$5,460
Total contract liabilities	$6,335	$1,402	$(2,277)	$5,460
Significant changes in the contract liabilities balances during the period are as follows (in thousands):

	Three Months Ended as of September 30, 2019	Nine Months Ended September 30, 2019
Revenue recognized according to the current period performance that was included in the contract liability at the beginning of the period	$47	$662

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2019 (in thousands):

Collaborator	Transaction Price Allocated to the Remaining Performance Obligation as of September 30, 2019	Expected Year By Which Revenue Recognition Will Be Completed	Percentage of Revenue Recognized
BMS and Pfizer - 2016 agreement	$450	2021	96%
Daiichi Sankyo - 2014 agreement	772	2020	98%
Daiichi Sankyo - 2016 agreement	2,485	2023	84%
Bayer - 2016 agreement	2,018	2023	87%
Total	$5,725

Milestone payments or refundable advance payments that are not considered probable of being achieved are excluded from the transaction price until they are probable.

PORTOLA PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Product Revenue, Net
To date, our sources of product revenue have been from the U.S. sales of Andexxa and Bevyxxa, which we began shipping to customers in May 2018 and January 2018, respectively, and from the EU sales of Ondexxya, which we began shipping to customers in July 2019. No costs to obtain or fulfill the contracts have been capitalized. For the three and nine months ended September 30, 2019, we recorded a total of $5.6 million and $11.7 million, respectively, as a reduction to revenue consisting primarily of distribution fees and reserves for chargebacks and product returns.
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
For the 2014 BMS and Pfizer Agreement, we determined that the duration of the contract began on the effective date in January 2014 and ends upon Andexxa approval in the United States and Europe, which was achieved in 2019. All the performance obligations under this agreement were delivered and we recognized all related revenues by the first quarter of 2019. For the nine months ended September 30, 2019, we recognized less than $0.1 million as license and collaboration revenue under the 2014 BMS and Pfizer Agreement.
For the 2016 BMS and Pfizer Agreement, we determined that the duration of the contract begins on the effective date in February 2016 and ends upon estimated completion of the Andexxa Phase 4 expansion clinical trial in Japan.
We determined that the transaction price of the 2016 BMS and Pfizer Agreement was $12.0 million as of September 30, 2019 which includes routine updates for estimated costs that BMS and Pfizer will incur in developing Andexxa in Japan. In determining the transaction price, we evaluated all the payments to be received during the duration of the contract. As of September 30, 2019, the transaction price included a $15.0 million upfront payment, $5.0 million for acceptance of the Japan New Drug Application (“JNDA”) in Japan, as management expects it to be probable of achievement, $4.2 million of estimated variable consideration for cost-sharing payments from BMS and Pfizer for agreed upon research and development services for clinical trials outside of Japan, and $0.6 million for the cost of Andexxa clinical supply provided to BMS and Pfizer for Andexxa Phase 4 expansion clinical trial in Japan. Our transaction price is reduced by $12.8 million for estimated payments to be made to BMS and Pfizer for costs they will incur in developing Andexxa in Japan. Regulatory approval milestones were

PORTOLA PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

fully constrained and therefore are not included in the transaction price, as the receipts of such milestones are outside of our control. In determining whether to constrain other milestones, we considered numerous factors, including whether receipt of the milestones is within our control, contingent upon success in future clinical trials and/or the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to BMS and Pfizer and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
For the three and nine months ended September 30, 2019, we recognized a $0.1 million reversal and $0.3 million of license and collaboration revenue, respectively, under the 2016 BMS and Pfizer Agreement and recorded $4.4 million as deferred revenue under contract liabilities as of September 30, 2019 on the condensed consolidated balance sheets.
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
We determined that the transaction price of the 2014 Daiichi Sankyo Agreement and October 2016 amendment of this agreement was $34.0 million as of September 30, 2019. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of September 30, 2019, the transaction price included $22.0 million of upfront payments and $12.0 million in milestones already received upon achievement of specified events. As of September 30, 2019, we had $5.5 million of further milestone payments eligible to be included in the transaction price but have determined they are not probable of achievement and therefore constrained. As part of our evaluation of the constraint, we

PORTOLA PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

considered numerous factors, including whether receipt of the milestones is outside of our control and/or contingent upon success in a future clinical trial. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
For the three and nine months ended September 30, 2019, we recognized $0.2 million and $0.9 million, respectively, as license and collaboration revenue under the combined 2014 Daiichi Sankyo Agreement and October 2016 amendment and recorded $0.8 million as deferred revenue under contract liabilities as of September 30, 2019 on the condensed consolidated balance sheets. There were no costs incurred to obtain or fulfill the contract.
For the 2016 Daiichi Sankyo Agreement, we determined that the transaction price of the 2016 Daiichi Sankyo Agreement was $15.6 million as of September 30, 2019 which includes routine updates for estimated reimbursable costs to be incurred in future periods. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of September 30, 2019, the transaction price included $5.0 million of upfront payment and $4.3 million of estimated variable consideration for cost-sharing payments from Daiichi Sankyo for agreed upon research and development services incurred and to be incurred outside of Japan including the ESS-study, and $6.3 million of estimated variable consideration for cost-sharing payments from Daiichi Sankyo associated with the development of Andexxa in Japan. As of September 30, 2019, we had $10.0 million of further regulatory milestone payments eligible for achievement, however, regulatory milestones have been fully constrained and thus are not included in the transaction price. In determining whether to constrain these milestones, we considered numerous factors, including whether receipt of the milestones is within our control and/or contingent upon success in future clinical trials. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
For the three and nine months ended September 30, 2019, we recognized $0.6 million and $1.4 million, respectively, as license and collaboration revenue under the 2016 Daiichi Sankyo Agreement and recorded $1.7 million as Unbilled - collaboration and license revenue as of September 30, 2019 on the condensed consolidated balance sheets. None of the costs to obtain or fulfill the contract were capitalized.
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
For the 2014 Bayer and Janssen Agreement, we determined that the duration of the contract begins on the effective date of the 2014 Bayer and Janssen Agreement and ends upon Andexxa approval in the United States and Europe for rivaroxaban, which was achieved in 2019. All the performance obligations under this agreement were delivered and we recognized all related revenues by the first quarter of 2019. For the nine months ended September 30, 2019, we recognized less than $0.1 million as license and collaboration revenue under the 2014 Bayer and Janssen Agreement. None of the costs to obtain or fulfill the contract were capitalized.
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

PORTOLA PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
We determined that the transaction price of the 2016 Bayer Agreement was $15.6 million as of September 30, 2019 which includes routine updates for estimated reimbursable costs to be incurred in future periods. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of September 30, 2019, the transaction price included a $5.0 million upfront payment, $4.3 million of estimated variable consideration for cost-sharing payments from Bayer for agreed upon research and development services incurred and to be incurred outside of Japan including the ESS-study and $6.3 million of estimated variable consideration for cost-sharing payments from Bayer associated with the development of Andexxa in Japan. As of September 30, 2019, we had $10.0 million of further regulatory milestone payments eligible for achievement, however, regulatory milestones have been fully constrained and thus are not included in the transaction price. In determining whether to constrain these milestones, we considered numerous factors, including whether receipt of the milestones is within our control and/or contingent upon success in future clinical trials. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
For the three months and nine months ended September 30, 2019, we recognized $0.4 million and $1.5 million, respectively, as license and collaboration revenue under the 2016 Bayer Agreement and recorded $2.1 million as Unbilled - collaboration and license revenue as of September 30, 2019 on the condensed consolidated balance sheet. There were no costs incurred to obtain or fulfill the contract.
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

Level 1 -Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 -Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 -Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

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

PORTOLA PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The following table sets forth the fair value of our financial assets and liabilities (excluding restricted cash) allocated into Level 1 and Level 2 that were measured on a recurring basis (in thousands):

		September 30, 2019				December 31, 2018
	Fair Value Hierarchy	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	Level 1	$88,619	$—	$—	$88,619	$19,500	$—	$—	$19,500
Corporate notes and commercial paper	Level 2	228,354	2	(8)	228,348	166,363	1	(205)	166,159
U.S. Treasury bills and government agency securities	Level 2	98,432	10	(7)	98,435	110,270	1	(81)	110,190
		$415,405	$12	$(15)	$415,402	$296,133	$2	$(286)	$295,849
Classified as:
Cash equivalents					$242,860				$117,836
Short-term investments					172,542				178,013
Total cash equivalents and investments					$415,402				$295,849

At September 30, 2019, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized losses on available-for-sale securities for the periods presented. We do not intend to sell the investments with unrealized losses at September 30, 2019, and it is not more likely than not that we will be required to sell those investments with unrealized losses before recovery of their amortized cost bases, which may be maturity. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both September 30, 2019 and December 31, 2018.
Level 3 liabilities are comprised of embedded derivative liabilities as described in Note 8, “Long Term Obligations”, to these condensed consolidated financial statements and includes a liability-classified Lonza award that was settled in the first quarter of 2019. The estimated fair value of the Notes, long term royalty-based debt and long term debt are discussed in Note 8. The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative liabilities and Lonza award during the nine-month period ended September 30, 2019 (in thousands):

	Embedded derivative liabilities	Lonza award	Total
Balance as of December 31, 2018	$2,497	$9,201	$11,698
Net change in the fair value	(3,447)	5,824	2,377
Addition of derivative related to 2019 Secured Term Loan	2,372	—	2,372
Settlement of Lonza award	—	(15,025)	(15,025)
Balance as of September 30, 2019	$1,422	$—	$1,422

PORTOLA PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Balance Sheet Components
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$13,716	$279
Work in process	21,118	14,395
Finished goods	819	2,844
Total inventories	$35,653	$17,518

Balance Sheet Classification
Inventories	$2,357	$7,873
Inventories, noncurrent portion	33,296	9,645
Total inventories	$35,653	$17,518

We began capitalizing inventory for costs associated with Andexxa Gen 1 and Gen 2 supply upon FDA approval on May 3, 2018 and December 31, 2018, respectively. We began capitalizing inventory for costs associated with Bevyxxa during the fourth quarter of 2017 when it was determined that the inventory had a probable future economic benefit. As of September 30, 2019 and December 31, 2018, long-term inventories of $33.3 million and $9.6 million, respectively, are classified as inventories, noncurrent portion, as these inventories are not expected to be sold within the next twelve months, and the amount is deemed recoverable.
As of September 30, 2019 and December 31, 2018, we have made prepayments to manufacturers for the purchase of inventories. We classify prepayments to manufacturers as short or long-term assets based on whether the related inventories are expected to be utilized in the manufacturing process and/or sold within the next twelve months. As of September 30, 2019 and December 31, 2018, long-term prepaid manufacturing of $9.1 million and $10.9 million, respectively, are classified as prepaid and other long-term assets.
We recorded an excess and obsolescence inventory charge to cost of sales of $4.1 million during the nine months ended September 30, 2019. In developing the estimate for inventory reserve, we used estimates of demand compared to shelf life. If it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required.
Accrued and Other Liabilities
Accrued and other liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Manufacturing related	$6,349	$5,465
Compensation and employee benefits	13,480	10,794
Current portion of lease liability	3,566	—
Others	9,457	6,051
Total accrued and other liabilities	$32,852	$22,310

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
The first purchase right was earned by Lonza during the quarter ended March 31, 2019. The FDA approved Andexxa Gen 2 on December 31, 2018 and, in February 2019, Lonza commenced process transfer activities to an additional new facility. During the first quarter of 2019, Lonza exercised their right to purchase 500,000 shares of our common stock at $1.00 per share. We marked to market the liability-classified award up to the settlement date using the valuation assumptions described in Note 4, “Fair Value Measurements”, to these condensed consolidated financial statements and recognized $5.8 million of non-employee stock based compensation expense classified as research and development expense during the nine months ended September 30, 2019.
As of September 30, 2019, we have not recognized any expense for the second tranche award because the related performance conditions were not considered probable.
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
During the third quarter of 2019, the exclusive license agreement signed in September 2016 was formally terminated, and SRX Cardio was deconsolidated from our condensed consolidated financial statements as of September 30, 2019. We recorded a loss of $76 thousand upon deconsolidation which was measured as a difference between the carrying amount of noncontrolling interest in SRX and the carrying amount of the SRX’s net assets. There was no fair value associated with consideration received or any retained noncontrolling interest in SRX upon the deconsolidation. In addition, our discontinuance of the hypercholesterolemia program from SRX was not a development that represented a significant strategic shift that has a material impact on our operations and financial results. As such, the deconsolidation of SRX was not presented as a discontinued operation in our condensed consolidated financial statements as of September 30, 2019.

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
The upfront cash receipt of $50.0 million is recorded as Notes payable at issuance. We are accruing for interest over the term of the Notes. The carrying values of the Notes payable includes accrued interest of $10.0 million and $7.6 million at September 30, 2019 and December 31, 2018, respectively.
Our payment obligations for BMS and Pfizer Promissory Notes are as follows (in thousands):

	September 30, 2019	December 31, 2018
Total repayment obligations	$62,500	$62,500
Less: interests to be accreted in future periods	(6,191)	(8,643)
Less: payments made	(3,564)	(497)
Carrying value of notes payable	52,745	53,360
Less: current portion of royalties	(10,817)	(5,062)
Non-current portion of notes payable	$41,928	$48,298

We evaluated the features of the Notes and determined that certain features require acceleration of payments such as pursuant to a change of control. We determined that these features (embedded derivatives) require bifurcation and fair value recognition. We determined the fair value of each derivative using a Monte Carlo simulation model taking into account the probability of these events occurring and potential repayment amounts and timing of such payments that would result under various scenarios (see Note 4, “Fair Value Measurements”, to these condensed consolidated financial statements). We will remeasure the embedded derivatives to fair value each reporting period until the repayment, termination or maturity of the Notes. For the three and nine months ended September 30, 2019, we recognized a gain of $0.2 million and a gain of $1.4 million, respectively, upon remeasurement of the embedded derivatives. For the three and nine months ended September 30, 2018, we recognized a gain of $0.2 million and a loss of $0.6 million, respectively, upon remeasurement of the embedded derivatives.
The estimated fair value of the Notes at September 30, 2019 and December 31, 2018 was $50.7 million and $53.2 million, respectively, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 4, “Fair Value Measurements”, to these condensed consolidated financial statements.
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

PORTOLA PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The effective interest rate as of September 30, 2019 was 14.0%. We are accruing for interest over the term of the royalty-based debt. The carrying value of the royalty-based debt includes accrued interest of $39.7 million and $22.9 million, net of unamortized debt discount of $6.1 million and $6.8 million, at September 30, 2019 and December 31, 2018, respectively.
Our payment obligations for HCR royalty-based debt are as follows (in thousands):

	September 30, 2019	December 31, 2018
Total repayment obligations	$290,550	$290,550
Less: interests to be accreted in future periods	(109,060)	(125,851)
Less: payments made	(6,006)	(816)
Carrying value of long term royalty-based debt	175,484	163,883
Less: current portion of royalties	(18,302)	(8,627)
Non-current portion of long term royalty-based debt	$157,182	$155,256

We determined that certain features, such as the variability in the royalty payments based upon the timing of regulatory approval, were embedded derivatives that required bifurcation from the royalty-based debt instrument. Upon the Andexxa Gen 2 FDA approval on December 31, 2018, it was determined that there was no longer a derivative associated with the debt contract. For the three months and nine months ended September 30, 2018, we recognized gains of $1.9 million and $4.3 million, respectively, upon remeasurement of the embedded derivative.
The estimated fair value of royalty-based debt at September 30, 2019 and December 31, 2018 was $170.6 million and $154.2 million, respectively, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs as described in Note 4, “Fair Value Measurements”, to these condensed consolidated financial statements.
Secured Term Loan
In February 2019, we entered into a credit agreement (the “Credit Agreement”) with HCR and Athyrium Opportunities III Acquisition LP (“Athyrium”) whereby we received the first tranche of $62.5 million (“Secured Term Loan”) in March 2019 and we have access to the second tranche of $62.5 million at our option. We have until November 15, 2019 to exercise our option to access the second tranche.
All obligations under the Credit Agreement are due on February 28, 2025 with certain scheduled payments of the principal starting from March 31, 2022. The outstanding principal balance of the loan bears interest at 9.75% per annum. The loan is secured by substantially all of our assets. The Credit Agreement contains certain covenants that, among others, require us to deliver financial reports at designated times of the year and limit or restrict our ability to incur additional indebtedness or liens, acquire, own or make any investments, pay cash dividends or enter into certain corporate transactions, including mergers and changes of control, and require us to maintain $31.3 million of cash, such amount to be increased if we draw on the second tranche of funding. Violating covenants would put us in default and that the lenders would then have the option to demand repayment plus certain penalties or allow us to continue to service the loan but at the default interest rate of 12.75%. As of September 30, 2019, we were not in violation of any covenants.
For the three and nine months ended September 30, 2019, we accrued interest of $1.8 million and $3.8 million, respectively. Upon the closing of the Credit Agreement, we incurred fees of $2.8 million to HCR and Athyrium and other debt issuance cost of $0.5 million. Loan origination fees and debt issuance costs are netted against the loan balance and are amortized over the contractual term of the loan using the effective interest method. The effective interest rate as of September 30, 2019 was 12.3%.
As of September 30, 2019, the future principal maturities of our Secured Term Loan for each of the next five years are as follows (in thousands):

PORTOLA PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Year ended December 31,
2022	$9,615
2023	9,615
2024	9,615
Thereafter	33,655
Total	$62,500

We evaluated the terms of the loan and determined that one feature could require acceleration of payments and a prepayment penalty (make-whole provision) upon a change of control if it occurs prior to the 30-month anniversary period from the funding date in March 2019. We determined that this feature (embedded derivative) requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using a discounted cash flow model taking into account the probability of a change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 4, “Fair Value Measurements”, to these condensed consolidated financial statements. We will remeasure the embedded derivative to fair value each reporting period until the feature with make-whole provision lapses after 30 months from the funding date in March 2019. For the three and nine months ended September 30, 2019, we recognized a gain of $0.4 million and $2.1 million, respectively, upon remeasurement of the embedded derivatives.
The estimated fair value of long-term debt at September 30, 2019 was $71.2 million, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a discounted cash flow model with inputs consistent with those used in determining the embedded derivative values as described in Note 4, “Fair Value Measurements”, to these condensed consolidated financial statements.
9. Stock Based Compensation
Stock Options
The following table summarizes stock option activity under our 2013 Equity Incentive Plan (the “2013 Plan”) and an Inducement Plan, and related information during the nine months ended September 30, 2019:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share
Balance at December 31, 2018	7,507,690	$33.25
Options granted	1,962,744	27.65
Options exercised	(821,489)	21.68
Options canceled	(996,552)	38.69
Balance at September 30, 2019	7,652,393	$32.35

Performance Stock Options (“PSOs”)
In March 2019, the Compensation Committee of our Board of Directors approved a program to award up to 490,986 PSOs to the management team based on the achievement of certain net revenue goals. The following table summarizes PSO activities under our 2013 Plan and related information during the nine months ended September 30, 2019:

	Shares Subject to Outstanding PSOs	Weighted- Average Exercise Price Per Share
Balance at December 31, 2018	143,335	$23.76
Options granted	490,986	33.29
Options exercised	(31,667)	23.76
Options canceled	(24,187)	33.29
Balance at September 30, 2019	578,467	$31.45

PORTOLA PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock Units (“RSUs”)
The following table summarizes RSU activity under our 2013 Plan and Inducement Plan, and related information during the nine months ended September 30, 2019:

	Shares Subject to Outstanding RSUs	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2018	979,278	$34.00
RSUs granted	767,143	27.75
RSUs released	(359,726)	35.24
RSUs canceled	(133,114)	34.88
Balance at September 30, 2019	1,253,581	$29.73

Performance Stock Units (“PSUs”)
The following table summarizes PSU activity under our 2013 Plan and related information during the nine months ended September 30, 2019:

	Subject to Outstanding PSUs	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2018	153,503	$29.85
PSUs granted	—	—
PSUs released	(52,670)	28.29
PSUs canceled	(87,708)	30.36
Balance at September 30, 2019	13,125	$32.66

The table below sets forth the functional classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$3,731	$4,379	$17,437	$14,151
Selling, general and administrative	7,315	7,014	23,756	21,436
Stock-based compensation expense included in total expenses	$11,046	$11,393	$41,193	$35,587

Capitalized stock-based compensation costs	$(569)	$—	$(927)	$—

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

PORTOLA PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to Portola Common Stockholders for the periods presented because including them would have been antidilutive:

	Nine Months Ended September 30,
	2019	2018
Stock options to purchase common stock	7,652,393	7,200,427
Performance stock options	578,467	147,335
Common stock warrants	1,500	1,500
Restricted stock units	1,253,581	809,014
Performance stock units	13,125	160,378
Employee stock purchase plan	18,754	19,062

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
Upon the renewal of the operating lease in June 2019, we remeasured the lease liability to reflect the changes to the lease term and the lease payments using a discount rate at the date of remeasurement on the basis of the remaining lease term and the remaining lease payments. We recognized the remeasurement amount of the lease liability as an adjustment to the lease right-of-use asset. This resulted in an $11.1 million increase to the lease liability and the lease right-of-use asset at the remeasurement date in June 2019.
The components of lease expense are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs	$975	$2,056
Short-term lease cost	89	267
Total	$1,064	$2,323

Cash flow information related to leases are as follows (in thousands):

PORTOLA PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,093
Supplemental non-cash information:
Right-of-use asset obtained in exchange for lease obligation due to remeasurement	$11,103
Right-of-use asset obtained in exchange for a new operating lease liability	$270

Supplemental balance sheet information related to leases are as follows (in thousands):

	Classification	As of September 30, 2019
Operating lease
Lease right-of-use assets
Non-current	Operating lease right-of-use asset	$11,836
Lease liabilities
Current	Accrued and other liabilities	$3,566
Non-current	Long-term portion of lease liability	$9,464

Weighted Average Remaining Lease Term
Operating leases		3.5 years

Weighted Average Discount Rate
Operating leases		6.60%

As of September 30, 2019, the maturity of our lease liabilities were as follows (in thousands):

Year ending December 31,	Operating Lease
Remainder of 2019	$733
2020	4,173
2021	4,628
2022	4,713
2023	1,188
Total lease payments	15,435
Less imputed interests	(2,405)
Total lease liabilities	$13,030

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
Portola Pharmaceuticals, Inc. (the “Company” or “we” or “our” or “us”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic diseases and inflammation for patients who currently have limited or no approved treatment options. Our headquarters are located in South San Francisco, California. Our lead product is Andexxa [coagulation factor Xa (recombinant), inactivated-zhzo] which we are marketing under the brand name of Ondexxya in Europe, the first and only antidote approved by the FDA and the EC, respectively, for patients treated with rivaroxaban or apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding. Bevyxxa (betrixaban) is the first oral, once-daily Factor Xa inhibitor approved by the FDA for the prevention of venous thromboembolism (“VTE”) in adult patients hospitalized for an acute medical illness. Bevyxxa is currently being marketed in a limited manner and we are evaluating potential partnership opportunities for this product. We are advancing cerdulatinib, an investigational oral, dual spleen tyrosine kinase (“SYK”) and Janus kinase (“JAK”) inhibitor in development to treat hematologic cancers. We also have a number of other molecules in pre-clinical development.
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
Andexanet alfa received conditional approval under the brand name Ondexxya by the EC on April 26, 2019.  This conditional approval included several post-authorization requirements, including specific obligations to submit a final clinical study report for the randomized controlled trial of Andexxa (U.S.)/Ondexxya (EU), a final clinical study report for the ANNEXA-4 study, and an obligation to provide some additional pharmacokinetic data. We completed our first sales of Ondexxya in Europe in July 2019 and are executing a phased launch of Ondexxya in Europe, with an initial focus on the United Kingdom, Germany, Austria, Denmark, Finland, Sweden and the Netherlands.
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
Bevyxxa
Bevyxxa is the first anticoagulant approved in the U.S. for hospital and extended duration prophylaxis (35 to 42 days) of VTE in adult patients hospitalized for an acute medical illness who are at risk for thromboembolic complications due to moderate or severe restricted mobility and other risk factors for VTE. Bevyxxa was approved by the FDA in June 2017 and we commenced the commercial launch in the U.S. in January 2018.
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

There is a significant unmet need for the treatment of patients with relapsed/refractory PTCL. Current approved therapies for relapsed/refractory PTCL are all given via IV infusion and have limited activity with overall response rates of approximately 30%.  In addition, most of these responses are partial responses. Based on the unmet need and on the activity to date with cerdulatinib, we have prioritized development in PTCL. Following our End of Phase 2 meeting with the FDA in January 2019, the FDA has requested additional data supporting the proposed dose and we have submitted the requested data. Pending the outcome of our discussions, we hope to start a registrational study by the end of 2019.
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
There have been no significant or material changes in our critical accounting policies during the nine months ended September 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019.
Recent Accounting Pronouncements
See Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of operations
Comparison of the three and nine months ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Andexxa	$32,951	$7,728	$25,223	326%	$80,326	$9,960	$70,366	706%
Ondexxya	2,775	—	2,775	*	2,775	—	2,775	*
Bevyxxa	17	(552)	569	103%	168	87	81	93%
Total product revenue, net	35,743	7,176	28,567	398%	83,269	10,047	73,222	729%

Total collaboration and license revenue	1,056	7,001	(5,945)	(85%)	4,123	14,785	(10,662)	(72%)

Total revenues	$36,799	$14,177	$22,622	160%	$87,392	$24,832	$62,560	252%
* Percentage not meaningful
The increase in total revenues during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily attributable to:

•
commercial product revenue earned from U.S. net sales of Andexxa, which we began shipping to customers in May 2018 and more broadly in January 2019 following the FDA approval of our Gen 2 manufacturing process, and commercial product revenue earned from the EU starting from the third quarter of 2019; offset by

•	a decrease in Phase 3 collaboration revenue from certain collaboration partners as related performance obligations have been mostly fulfilled by the first quarter of 2019.
Cost of Sales

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Cost of sales	$2,684	$4,292	$(1,608)	(37)%	$14,825	$5,680	$9,145	161%
The decrease in cost of sales related to Andexxa and Bevyxxa during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 is primarily attributable to:

•	Bevyxxa manufacturing related penalty for anticipated shortfall in production of $1.2 million recorded in the three months ended September 2018; and

•	Provision for excess and obsolete inventories of $1.7 million recorded in the three months ended September 2018; offset by

•	Cost of sales related to increased Andexxa sales during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
The increase in cost of sales related to Andexxa and Bevyxxa during the nine months ended September 30, 2019 is primarily attributable to a full nine months of Andexxa product sales in 2019. Prior to the approvals of our approved products, manufacturing and related costs were expensed. Accordingly, these costs were not capitalized and, as a result, are not fully reflected in the cost of sales during the current period. Cost of product sales consists of certain finish costs incurred after FDA approvals related to approved products sold, in addition to certain distribution and overhead costs. We expect costs of sales to increase in relation to product revenues as we deplete inventories that we had expensed prior to receiving our FDA approvals.

Research and development expenses

Product candidate	Phase of Development	Three Months Ended September 30,				Nine Months Ended September 30,
		2019	2018	Change	% Change	2019	2018	Change	% Change
Andexanet alfa	Phase 2/3/4	$14,995	$25,727	$(10,732)	(42%)	$58,109	$122,757	$(64,648)	(53%)
Betrixaban	Phase 1/3	1,200	6,799	(5,599)	(82%)	2,581	20,235	(17,654)	(87%)
Cerdulatinib	Phase 1/2a	7,304	6,433	871	14%	23,501	17,826	5,675	32%
Other research and development expenses(1)		2,148	1,278	870	68%	10,578	5,926	4,652	79%
Total research and development expenses		$25,647	$40,237	$(14,590)	(36%)	$94,769	$166,744	$(71,975)	(43%)

(1)	Amounts in all periods include costs for other potential product candidates.
The program-specific expenses summarized in the table above include costs directly attributable to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.
The net decrease in total research and development expenses during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily attributable to:

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

Selling, general and administrative expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative expenses	$52,050	$38,792	$13,258	34%	$158,939	$110,547	$48,392	44%
Selling, general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services and sales and marketing expenses related to commercial launch preparation and execution.
The increase in selling, general and administrative expenses during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily attributable to:

•	increased headcount-related costs of $9.4 million resulting from the hiring of our sales force and supporting commercial functions; and

•	increased external costs of $4.8 million associated with commercial and marketing initiatives to support the launch of Andexxa.
The increase in selling, general and administrative expenses during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily attributable to:

•	increased headcount-related costs of $32.3 million resulting from the hiring of our sales force and supporting commercial functions; and

•	increased external costs of $15.0 million associated with commercial and marketing initiatives to support the launch of Andexxa.

Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Interest expense	$7,998	$5,957	$2,041	34%	$23,017	$12,642	$10,375	82%
The increase in interest expense during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to:

•	An additional $95.0 million of funding received in May 2018 under the Andexxa Royalty Sales Agreement with HCR; and

•	An additional $62.5 million of funding received in March 2019 under the Credit Agreement with HCR and Athyrium.
Liquidity and capital resources
Due to our significant research and development and selling, general and administrative expenditures, we have generated significant operating losses since our inception. We have financed our operations primarily through sales of our equity securities, collaborations, including loans from our collaboration partners, a royalty-based financing arrangement, a secured term loan and sales of commercial and development rights to some of our product candidates. Our expenditures are primarily related to the global launch of Andexxa, including manufacturing and clinical trial costs required to satisfy post-marketing commitments required by the FDA and EMA, as well as research and development activities, including clinical trial costs associated with Andexxa label expansion and advancing our other product candidates. At September 30, 2019, we had cash, cash equivalents and investments of $476.8 million which includes the $31.3 million minimum cash holdings required by our secured term loan agreement (See Note 8, “Long Term Obligations”, to these Condensed Consolidated Financial Statements). Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.
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
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(164,585)	$(262,677)
Cash provided by investing activities	5,612	118,413
Cash provided by financing activities	326,350	109,495
Effect of exchange rate changes on cash, cash equivalents and restricted cash	76	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$167,453	$(34,769)
Cash used in operating activities
Cash used in operating activities for the nine months ended September 30, 2019 includes payments made to our contract manufacturing organizations for the manufacture of Andexxa and Bevyxxa, totaling $32.0 million and $2.8 million, respectively, $130.4 million of disbursements to third-party vendors to support research and development and selling and general and administrative operations, and $73.7 million in payroll and related employee costs. These cash outflows were partially offset by cash receipts of $76.9 million associated with Andexxa commercial sales and $8.6 million from our Andexxa collaboration agreements.
Cash used in operating activities for the nine months ended September 30, 2018 includes payments made to our contract manufacturing organizations for the manufacture of Andexxa and Bevyxxa, totaling $108.2 million and $9.0 million, respectively, $107.7 million of disbursements to third-party vendors to support planned research and development and selling and general and administrative operations, and $50.2 million in payroll and related employee costs. These cash outflows were partially offset by cash receipts of $22.3 million, $13.7 million of which is from our Andexxa collaboration agreements, $3.8 million associated with a milestone earned pursuant to our out-license of cerdulatinib in topical formulation, and $4.7 million associated with Andexxa and Bevyxxa commercial sales.
Cash provided by investing activities
Cash provided by investing activities for the nine months ended September 30, 2019 was primarily related to proceeds from maturities of investments of $221.2 million, partially offset by investment purchases of $214.5 million.
Cash provided by investing activities for the nine months ended September 30, 2018 was primarily related to proceeds from maturities of investments of $338.3 million, partially offset by investment purchases of $218.3 million and fixed asset purchases of $1.6 million.

Cash provided by financing activities
Cash provided by financing activities for the nine months ended September 30, 2019 was primarily related to net proceeds from our public offering of $244.1 million, $59.2 million in net proceeds from debt issuance, and $23.1 million in net proceeds from the issuance of common stock pursuant to equity awards.
Cash provided by financing activities for the nine months ended September 30, 2018, was primarily related to net proceeds from debt issuance of $95.0 million and $14.6 million in net proceeds from the issuance of common stock pursuant to equity awards.
Off-balance sheet arrangements and contractual obligations
In March 2019, we received $62.5 million of funding from HCR and Athyrium pursuant to the Credit Agreement. We have access to the second tranche of $62.5 million at our option which will be available until November 15, 2019. See Note 8, “Long Term Obligations”, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding this obligation.
In June 2019, we renewed one operating lease for our office facilities. See Note 11, “Leases”, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the lease renewal.
There were no material changes during the nine months ended September 30, 2019 outside of the ordinary course of business, and other than pursuant to the above-mentioned Credit Agreement with HCR and Athyrium and the lease renewal, in our specified contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2019, we had cash, cash equivalents and investments of $476.8 million consisting of cash and liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
We contract for the conduct of certain clinical development, manufacturing, regulatory and commercialization activities with vendors in Europe.  We made payments in the aggregate amount of €25.4 million and €75.9 million to our European vendors during the nine months ended September 30, 2019 and 2018, respectively. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the nine months ended September 30, 2019 and 2018, respectively, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of

September 30, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are an early stage commercial biopharmaceutical company.  We launched our two commercial products in 2018 and continue to incur significant expenses related to commercialization, our ongoing and planned future clinical studies, research and development activities, and selling, general and administrative activities. As of September 30, 2019, we had an accumulated deficit of approximately $1.7 billion.
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
To be profitable in the future, we must succeed in commercializing our products and developing and commercializing other products with significant market potential. This will require us to be successful in a range of activities, including manufacturing, marketing and selling our products and any other products for which we may obtain regulatory approval, obtaining additional regulatory approvals and successfully completing additional clinical studies. We are only in the preliminary stages of some of these activities. We may not succeed in these activities and may never generate revenue that is sufficient to be profitable in the future. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product candidates, market our product candidates, if approved, or continue our operations.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.
Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the recent approval by the FDA and/or the EC of our products and the short period of historical sales data, our product sales will be difficult to predict from period to period and as a result, you should not rely on sales results in any period as being indicative of future performance and sales may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	the level of demand and market acceptance;

•	the results of our clinical trials;

•	our ability to obtain and maintain desired regulatory approvals in the U.S., EU and other foreign jurisdictions;

•	the extent to which coverage and reimbursement is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors;

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
The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or securities analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.
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
We are still in the early stages of developing our global sales and marketing infrastructure. To achieve commercial success for our products or any current or potential product candidate, we must continue to develop a sales and marketing organization or outsource these functions to third parties. We plan to market expand our hospital-based sales force in other major markets and work with partners in other parts of the world to commercialize our products globally. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services.
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
For Bevyxxa, Bayer and Janssen recently received FDA approval for use of Xarelto for the prevention of VTE in hospitalized acutely ill medical patients at risk for thromboembolic complications who are not at high risk of bleeding during hospitalization and continued after discharge for a total recommended duration of 31 to 39 days. This approval generally will allow Xarelto to compete with Bevyxxa in a similar indication. Bayer and Janssen have significantly greater resources to market Xarelto in this indication and prescribers and payors will likely have significantly more experience with Xarelto than Bevyxxa. In addition, several large pharmaceutical and biotechnology companies currently market and sell direct or indirect anticoagulants for use in various disease states, including injectable anticoagulants for the prevention of VTE in acutely ill medical patients. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Some of these competitors are or may be attempting to develop therapeutics for our target indications.
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
Collaborations involving our product candidates are subject to numerous risks, which may include the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to any such collaborations;

•	collaborators may pursue pricing which is not consistent with our global strategies;

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
We continue to expand our development, regulatory and sales and marketing capabilities in the U.S. and Europe, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We expect to experience continued growth in the number of our employees and the scope of our operations, in the U.S. and Europe, particularly in the areas of drug development, regulatory affairs, quality, commercial compliance, medical affairs, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated global growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
As a result of the United Kingdom’s vote to leave the EU, the EMA has relocated its headquarters from London to Amsterdam. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of product candidates, disrupt the manufacture of our products and product candidates in the United Kingdom or the EU, disrupt the importation and export of active substances and other components of drug formulations, and disrupt the supply chain for clinical trial product and final authorized formulations. While negotiations continue regarding the terms of the United Kingdom’s withdrawal from the EU, the specific impact to the supervision, regulation and supply of medicines in the United Kingdom and Europe remain unclear. The cumulative effect of disruptions to the regulatory framework or supply chains may add considerably to the development lead time to, and expense of, marketing authorization and commercialization of products in the EU and/or the United Kingdom. In view of the uncertainty surrounding the Brexit implementation, we are unable to predict the effects of such disruption to the regulatory framework and supply chain in Europe.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Certificate of Amendment to the Portola Pharmaceuticals, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35935	3.1	6/11/2018

3.3	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.5	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006	10-Q	001-35935	4.7	11/6/2013

4.6	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and HCP Life Science Assets TRS, LLC, dated December 15, 2006	10-Q	001-35935	4.8	11/6/2013

4.7	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and Bristow Investments, L.P., dated December 15, 2006	10-Q	001-35935	4.9	11/6/2013

10.52*	Amendment No. 1 to Credit Agreement, dated August 15, 2019, to the Credit Agreement, dated February 28, 2019

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended

32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

*	Filed herewith

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

PORTOLA PHARMACEUTICALS, INC.

Date: November 5, 2019	By:	/s/ Mardi C. Dier
Mardi C. Dier
Chief Financial and Business Officer
(Principal Financial Officer)

Date: November 5, 2019	By:	/s/ Scott Garland
Scott Garland
President and Chief Executive Officer
(Principal Executive Officer)