Form 10-K
period 2019-12-31
PORTOLA PHARMACEUTICALS INC
filed 2020-02-28
CIK 1269021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35935
____________________________________________________
PORTOLA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________

Delaware	20-0216859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
270 E. Grand Avenue
South San Francisco, California 94080
(Address of Principal Executive Offices) (Zip Code)
(650) 246-7000
(Registrant’s Telephone Number, Including Area Code)
____________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	PTLA	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1.1 billion computed by reference to the last sales price of $27.13 as reported by the Nasdaq Global Select Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2019. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 20, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 78,080,365.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the definitive proxy statement for the registrant’s 2019 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2019.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words, such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “potential,” “seek,” “expect,” “goal” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our financial performance;

•	the projected dollar amounts of market opportunities for our products and product candidates;

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk factors.” Moreover, we operate in a very competitive, highly regulated and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Note Regarding Use of Brand Names
We generally refer to our two approved drugs in this report as Andexxa® and Bevyxxa®. If approved outside of the United States, each drug may be marketed under different brand names. In addition, an international nonproprietary name (“INN”) has been designated for each drug. Our previous INN for Andexxa in the United States was andexanet alfa; however, in the United States this INN has been replaced with “coagulation factor Xa (recombinant), inactivated-zhzo.” For other parts of the world, andexanet alfa could remain the INN for Andexxa. In April 2019, andexanet alfa received conditional approval by the European Commission ("EC") under the brand name Ondexxya™. Our use of the trade names, Andexxa or Bevyxxa, in this document in the context of continued development activities or jurisdictions for which we have not yet received regulatory approval should not be read to imply that we have received regulatory approval for any indication or in any jurisdiction not reflected in our product labels or that we will use such brand names in such jurisdictions.

PART I
ITEM 1. BUSINESS
Overview
Portola Pharmaceuticals, Inc.® (the “Company” or “we” or “our” or “us”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic diseases and inflammation for patients who currently have limited or no approved treatment options. Our headquarters is located in South San Francisco, California.
Our lead product is Andexxa [coagulation factor Xa (recombinant), inactivated-zhzo] which we are marketing under the brand name of Ondexxya in Europe. Andexxa is the first and only antidote approved by the U.S. Food and Drug Administration (“FDA”) and the European Commission (“EC”) for patients treated with rivaroxaban or apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding. We are conducting clinical trials with cerdulatinib, an investigational oral, dual spleen tyrosine kinase (“SYK”) and Janus kinase (“JAK”) inhibitor to treat hematologic cancers.
Pipeline

	Description	Approved or Investigational Indication	Stage	Commercial rights
Andexxa	Reversal agent for certain Factor Xa (fXa) inhibitors	Patients treated with rivaroxaban or apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding	U.S. Approval European Union ("EU") Approval	Worldwide excluding Japan
Cerdulatinib	Oral, dual Syk and JAK inhibitor	Relapsed/refractory B- and T-cell malignancies	Phase 2a	Worldwide excluding topical formulation in non-oncology indications
Our strategy
We are building a global biopharmaceutical company, focusing our efforts and resources on marketing Andexxa in the United States and Europe while we conduct additional clinical trials to obtain full regulatory approvals and expand approved indications. Additionally, we are conducting clinical trials for cerdulatinib as we pursue partnering opportunities or other strategic transactions.
Key elements of our strategy are as follows:

•	Pursue and prioritize the commercial launch of Andexxa in the United States and Ondexxya in Europe;

•	Increase engagement with medical, scientific and academic professionals and associations to establish Andexxa as the standard of care for treating life-threatening Factor Xa inhibitor-related bleeds;

•
Continue to build our European operations and execute a phased launch of Ondexxya in Europe, with an initial focus on Germany, Austria, Denmark, Finland, Sweden, the Netherlands and the United Kingdom (together, the "Wave 1 Countries");

•	Launch Ondexxya in France, Switzerland, Italy, Spain, Ireland and other countries yet to be determined (together, the "Wave 2 Countries");

•	Develop clinical data supporting full approvals for Andexxa in the United States and Ondexxya in Europe;

•
Pursue additional regulatory approvals for Andexxa, including reversal of additional anticoagulants such as edoxaban and enoxaparin, and reversal of Factor Xa inhibitors for emergency surgery/urgent procedures;

•	Establish and improve reimbursement and market access for Andexxa/Ondexxya;

•	Support our commercial marketing partners Bristol-Meyers Squibb Company (“BMS”) and Pfizer, Inc. (“Pfizer”) to advance the development and commercialization of Andexxa for the Japanese market; and

•	Advance development of cerdulatinib for the treatment of hematologic cancers while pursuing partnering opportunities or other strategic transactions.

Approved Products
Andexxa
Andexxa is approved by the FDA as a reversal agent for patients treated with rivaroxaban or apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding. Andexxa was approved under the FDA’s Accelerated Approval pathway based on the change from baseline in anti-Factor Xa activity in healthy volunteers. Continued approval for this indication is contingent upon post-marketing study results that verify that clinical benefit is conferred to patients.
We are conducting a randomized controlled trial of Andexxa (U.S.)/Ondexxya (EU) against a usual care cohort control arm (known as "ANNEXA-I") to provide clinical data supporting full approval. ANNEXA-I was initiated in early 2019 and we anticipate that it will include approximately 440 patients with intracranial hemorrhage and compare outcomes of patients treated with Andexxa to the usual care on a 1:1 randomized scheme. We plan to conduct this study globally with our expected completion date in 2023. We are also conducting the ANNEXA-S study: a single-arm, open-label clinical trial in approximately 200 patients enrolled from approximately 80 hospitals worldwide. ANNEXA-S will evaluate the efficacy and safety in patients requiring urgent surgery while taking apixaban, edoxaban, enoxaparin, or rivaroxaban. The primary endpoint of ANNEXA-S is hemostatic efficacy, as assessed by intraoperative assessment of hemostasis. The study is expected to be completed in 2022.
In the U.S., we initially received approval from the FDA in May 2018 to market product manufactured under our Gen 1 process using the clinical-scale process at the facility that produced material for our clinical trials. We conducted a limited launch in the second half of 2018 through an Early Supply Program (“ESP”) intended to reach hospitals with a large number of patients with Factor Xa bleeds and who were able to start using Andexxa during the ESP period. On December 31, 2018, the FDA approved our Gen 2 manufacturing process, which provides commercial scale volume that we believe is sufficient to support a global launch. In early January 2019, we began shipping Gen 2 product and commenced a full-scale commercial launch in the U.S..
Andexanet alfa received conditional approval under the brand name Ondexxya by the EC on April 26, 2019. This conditional approval included several post-authorization requirements, including specific obligations to submit a final clinical study report for ANNEXA-I, a final clinical study report for the ANNEXA-4 study, and an obligation to provide some additional pharmacokinetic data.
We completed our first sales of Ondexxya in Europe in July 2019 and are executing a phased launch of Ondexxya in Europe, with an initial focus on the Wave 1 Countries. We also intend to launch Ondexxya in the Wave 2 countries and establish an early access program for Ondexxya through a distribution partner. We launched in the EU using Gen 2 product in July 2019.
In May 2019, we announced a new analysis of the ANNEXA-4 study among patients with spontaneous (non-traumatic) intracranial hemorrhage - a bleeding event in the brain not caused by trauma and associated with high rates of mortality and morbidity. The data presented demonstrate that, even among this important and difficult-to-treat subset of patients, the hemostatic efficacy and safety of Andexxa is compelling and consistent. Specifically, the data show:

•	A high rate of hemostatic efficacy (79%) consistent with that of the full ANNEXA-4 trial across patients with all types of bleeds (82%);

•
Of the patients that achieved excellent or good hemostatic efficacy within one hour-post Andexxa administration, 98% (n=55/56) maintained excellent or good hemostatic control 12 hours following Andexxa administration;

•	The majority of thrombotic events occurred in patients who delayed or did not re-start anticoagulation therapy with a Factor Xa inhibitor during the follow-up period; and

•	No thrombotic events were observed among the 18 patients who re-started oral anticoagulation therapy within 30 days.
Andexxa is administered almost exclusively in the hospital and urgent care setting and is reimbursed either under Medicare Part A through an applicable Medicare Severity Diagnosis Related Group ("MS-DRG") payment related to the patient condition for inpatient use, or separately reimbursed under a C code through Medicare with respect to outpatient usage covered by Medicare Part B based on Average Sales Price. In addition, the U.S. Centers for Medicare and Medicaid Services ("CMS") has supplemented Part A reimbursement with a New Technology Add-on Payment ("NTAP"), which was first effective in October 2018 at a maximum of 50% of wholesale acquisition cost ("WAC") for the standard dose, and increased in October 2019 to a maximum of 65% of WAC. The actual NTAP amount will vary based on the amount by which the cost of a case exceeds the MS-DRG payment. The CMS NTAP program was created by Congress to support timely access to innovative therapies used to treat Medicare beneficiaries in the hospital inpatient setting. For a new technology to qualify for an add-on payment, it must meet the NTAP definition of "new," demonstrate a substantial clinical improvement and meet specific cost thresholds.
The worldwide use of Factor Xa inhibitors is rapidly growing because of their efficacy and safety profile compared to warfarin and enoxaparin in preventing and treating thromboembolic conditions such as stroke, pulmonary embolism and venous thromboembolism ("VTE"). This growth has come with a proportional increase in the incidence of hospital admissions and deaths related to bleeding, the major complication of anticoagulation. In 2018, in the United States, there were approximately 150,000 hospital admissions attributable to Factor Xa inhibitor-related bleeding. We believe that Andexxa has the potential to act as a universal reversal agent for all direct and indirect Factor Xa inhibitors. We plan to continue clinical development to support global approvals as a reversal agent for other Factor Xa inhibitors. In addition, we plan to continue clinical development to support global approvals for reversal of the anticoagulant effects in Factor Xa inhibitor-treated patients who require emergency surgery/urgent procedures.
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
Bevyxxa
Bevyxxa was the first anticoagulant approved in the United States for hospital and extended duration prophylaxis of VTE in adult patients hospitalized for an acute medical illness who are at risk for thromboembolic complications due to moderate or severe restricted mobility and other risk factors for VTE. Bevyxxa was approved by the FDA in June 2017 and we commenced the commercial launch in the United States in January 2018.
Following the approval of Andexxa in May 2018, we made the business decision to focus our resources on the launch of Andexxa and significantly scaled back our commercial efforts on Bevyxxa. Throughout 2019, we engaged with potential business collaborators for Bevyxxa, and in the fourth quarter of 2019, we determined that it was unlikely that we will find a viable partner. Accordingly, we have begun to wind down Bevyxxa operations to eliminate future operational and financial obligations.
Product Candidates:
Cerdulatinib
Cerdulatinib is our investigational SYK and Janus kinase ("JAK") inhibitor that uniquely inhibits two key cell signaling pathways implicated in certain hematologic malignancies and autoimmune diseases. There is a rationale for inhibiting both SYK (B-cell receptor pathway) and JAK (cytokine receptors) in B-cell malignancies where both targets have been shown to promote cancer cell growth and survival. In addition, pre-clinical data suggest an important role for SYK and JAK in Peripheral T-Cell Lymphoma (“PTCL”) tumor survival.
There is a significant unmet need for the treatment of patients with relapsed/refractory PTCL. Current approved therapies for relapsed/refractory PTCL are all given via IV infusion and have limited activity with overall response rates of approximately 30%. In addition, most of these responses are partial responses. Based on the unmet need and on the activity to date with cerdulatinib, we have prioritized development in PTCL. Following our End of Phase 2 meeting with the FDA in January 2019, the FDA requested additional data supporting the proposed dose and we submitted the requested data. We have reached an agreement with the FDA on the design of a registration study ("CELTIC-1").
In December 2019, we presented new interim Phase 2a data for cerdulatinib in heavily pre-treated T-cell malignancies at the American Society of Hematology ("ASH") Annual Meeting. Patients with PTCL exhibited a 34% overall response rate and a subset of those patients with angioimmunoblastic T-cell lymphoma ("AITL") exhibited an overall response rate of 52% and a complete response of 37%. Additionally, patients with cutaneous T-cell lymphoma ("CTCL") exhibited a 43% overall response rate. Cerdulatinib demonstrated good tolerability in both PTCL and CTCL patients. Additionally, we presented interim Phase 2a data for cerdulatinib alone and in combination with rituximab in Follicular Lymphoma ("FL") patients at the ASH Annual Meeting in December 2019. Data among patients in the single-agent cerdulatinib arm demonstrated consistent clinical activity (including a 48% overall response rate) and good tolerability of cerdulatinib with no evidence of cumulative toxicity. The combination of cerdulatinib with rituximab resulted in improved response rates (including a 76% overall response rate) with a similar safety profile when compared to the data from the single-agent cerdulatinib arm. Follow-up analysis of these cohorts is ongoing.
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

In December 2016, we licensed worldwide rights for the development and commercialization of cerdulatinib in topical applications beyond oncology to Dermavant Sciences GmbH (“Dermavant”), a subsidiary of Roivant Sciences. We retain full rights to all non-topical formulations, including oral formulations.  Dermavant is evaluating cerdulatinib as a topical treatment option for vitiligo and other inflammatory skin conditions such as atopic dermatitis. Dermavant has presented Phase 1 results with topical cerdulatinib in atopic dermatitis patients and in December 2019 announced that the first patient was dosed in its Phase 2a vitiligo clinical trial.
Other Early Stage Programs
We continue to progress certain early discovery activities that align with our scientific expertise.
Sales and marketing
We target our U.S. sales and marketing efforts at the approximately 2,100 target accounts that would account for the large majority of the prescribing base for Andexxa. We market Andexxa in the United States using a hospital-based sales force. This sales force is supported by an experienced sales leadership team of regional sales managers and account managers, and our commercial team comprised of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations, and sales force planning and management. In the EU, during 2019 we established commercial operations to launch Ondexxya in the Wave 1 Countries and are establishing operations to market Ondexxya in Wave 2 Countries. Hospitals in Europe can purchase our products directly from Portola (Germany, Austria, the Netherlands and the United Kingdom) or indirectly from wholesale distributors (Sweden, Finland and Denmark). Outside of these countries, we also expect to establish an early access program for Ondexxya through a distribution partner. To achieve global commercialization, we anticipate using a variety of distribution agreements and commercial partnerships in those territories where we do not establish our own sales force.
Customers
Our products are purchased in the United States and Europe primarily by hospitals. U.S. hospitals purchase our products through a network of specialty and wholesale distributors and EU hospitals purchase directly from Portola and, to a lesser extent, distributors. We do not believe that the loss of one of these distributors would significantly impact our ability to distribute our product, as we expect that sales volume would be absorbed by the remaining distributors.
Other Key Licenses and Collaborations
As part of our business strategy, we establish collaborations with other companies, universities and medical research institutions to assist in the clinical development and/or commercialization of certain of our products and product candidates and to provide support for our research programs. We also evaluate opportunities for acquiring products or rights to products and technologies that are complementary to our business from other companies, universities and medical research institutions. For more information regarding certain of these relationships, including their ongoing financial and accounting impact on our business, see Note 3, "Revenue Recognition" and Note 7, "Asset Acquisition and License Agreements" in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Andexxa

•	BMS and Pfizer
We have worked in collaboration with BMS and Pfizer to study Andexxa as a reversal agent for their jointly-owned, FDA-approved oral Factor Xa inhibitor, apixaban, since the inception of our Phase 2 proof-of-concept in 2012. We remain actively engaged with both parties as part of the 2016 collaboration and license agreement whereby BMS and Pfizer obtained exclusive rights to develop and commercialize Andexxa in Japan. BMS and Pfizer are responsible for all development, regulatory and commercial activities in Japan and we will reimburse BMS and Pfizer for expenses they incur for research and development activities specific to Factor Xa inhibitors other than apixaban. Pursuant to this agreement, we are obligated to provide certain research and development activities outside of Japan, provide clinical drug supply and related manufacturing services and to participate on various committees in exchange for a non-refundable upfront fee of $15.0 million. We are also eligible to receive contingent payments totaling up to $20.0 million which may be earned upon achievement of certain regulatory events and up to $70.0 million which may be earned upon achievement of specified annual net sales volumes in Japan. We are also entitled to receive royalties ranging from 5% to 15% on net sales of Andexxa in Japan. Under this agreement, we have agreed to provide Andexxa to BMS and Pfizer at cost in order to supply clinical and commercial demand in Japan.

•	Daiichi Sankyo, Inc. (“Daiichi Sankyo”)
In 2013, we entered into an agreement with Daiichi Sankyo to include subjects dosed with edoxaban, its Factor Xa inhibitor product, in our Phase 2 proof-of-concept study of Andexxa. In July 2014, we entered into a second collaboration agreement with Daiichi Sankyo to perform the necessary development and regulatory activities to support potential U.S. and EU regulatory approval of andexanet alfa as a reversal agent for edoxaban. Under this Phase 3 collaboration agreement we received an upfront payment of $15.0 million. To date, we have received $5.0 million in milestone payments and are eligible to receive additional development and regulatory milestone payments of up to $2.5 million. In 2016, we amended the 2014 agreement to expedite development activities in exchange for $15.0 million and a net increase in total eligible milestones of $7.5 million. We have received $7.0 million in milestone payments under this amended agreement. This amended collaboration agreement will continue in force until the approval of andexanet alfa as a reversal agent for edoxaban by the FDA and the European Medicines Agency ("EMA").
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

•	Bayer Pharma, AG ("Bayer").
In 2016, we entered into a collaboration agreement with Bayer to include rivaroxaban in the clinical studies necessary for approval of Andexxa in Japan. Under the terms of the agreement, we received an upfront payment of $5.0 million and are eligible to receive up to $10.0 million in additional milestone payments based on Japanese regulatory approval of Andexxa as an antidote for rivaroxaban.
Other Programs

•	We have a number of licenses and collaborations with several partners - Takeda, Ora, Inc. and Astellas Pharma Inc.
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
Andexxa
Apart from Andexxa, there are currently no therapies approved as antidotes for Factor Xa inhibitors. However, Andexxa competes with off-label treatments to attenuate bleeding including Fresh Frozen Plasma (“FFP”), 4-factor Prothrombin Complex Concentrates (“PCCs”), recombinant activated Factor VII (“rFVIIa”), Vitamin K, protamine and whole blood. In addition, several companies have conducted clinical research on compounds that are intended to reverse the effects of one or more direct Factor Xa inhibitors which, if developed and approved, may be competitive with Andexxa.
Cerdulatinib
In the market for the treatment of FL, PTCL and CTCL, cerdulatinib, if approved, will compete with existing therapies (used as a single agent or in combination with other therapies), such as rituximab and obinutuzumab which are marketed by Chugai Pharmaceutical Co. Ltd., F. Hoffmann-LaRoche Ltd and Genentech, Inc., idelalisib, which is marketed by Gilead Sciences Inc., brentuximab, which is marketed by Seattle Genetics, Inc. and Takeda,  copanlisib, which is marketed by Bayer AG, duvelisib, which is marketed by Verastem, Inc., lenalidomide and romidepsin, which are marketed by Celgene Corporation (a subsidiary of BMS), pralatrexate and belinostat, which are marketed by Spectrum Pharmaceuticals, Inc., mogamulizumab, which is marketed by Kyowa Hakko Kirin; and potentially other therapies currently in development by a number of different companies.

Intellectual property
Our success will significantly depend upon our ability to obtain and maintain patent and other intellectual property and proprietary protection for our drug candidates, including composition-of-matter, dosage and formulation patents, as well as patent and other intellectual property and proprietary protection for our novel biological discoveries and other important technology inventions and know-how. In addition to patents, we rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages. For more information, please see the section of this Annual Report entitled “Risk factors—Risks Related to Intellectual Property.”
Andexanet alfa
Our Factor Xa inhibitor antidote patent portfolio is wholly owned by us and includes 13 issued U.S. patents and 11 U.S. patent applications covering the composition of and methods of making and using andexanet alfa or its analogs.  We retain full commercialization rights to andexanet alfa on a worldwide basis except for Japan where commercial rights have been licensed to BMS and Pfizer.
The last to expire of the U.S. patents relating to the composition of matter is not expected to expire before June 2030. Related international patent applications have issued in 45 countries, and additional related international patent applications are pending. These international patents and patent applications, if issued, would not be due to expire before September 2028. Several other international patent applications have issued in Europe, Japan and other countries, and international patent applications are still pending in Europe and a number of other countries.
Betrixaban
Our betrixaban patent portfolio includes 24 issued U.S. patents and five U.S. patent applications covering the composition of and methods of making and using betrixaban or its analogs, including those owned by us and those licensed from Takeda. The U.S. issued patents relating to the composition of matter of betrixaban are not due to expire before September 2020 and may be extended up to September 2025, if betrixaban receives the patent term extension we have timely petitioned with the U.S. Patent Office, pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. Related international patent applications have issued in 39 countries. These related international patents would not be due to expire before September 2020.
In the U.S., the Hatch-Waxman Act permits a patent term extension of up to five years for one patent related to an approved therapy. We believe that we are eligible for a full five-year patent term extension for one patent relating to betrixaban.
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
Trademarks
We plan to market all of our products under a trademark or trademarks we select and we will own all rights, title and interest, including goodwill, associated with such trademarks. In the United States, Andexxa, Annexa, Bevyxxa and Portola Pharmaceuticals, Inc. and our logo are our registered trademarks. The Ondexxya trademark has been registered in the United States and in the EU. Andexxa and Ondexxya are our registered trademarks in Japan.

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
Primary commercial manufacturing of Andexxa bulk drug substance is conducted at Lonza AG (“Lonza”). Drug product manufacturing is conducted at Baxter Pharmaceutical Solutions LLC (“Baxter”). We expect that future clinical studies of Andexxa will also be conducted primarily using product manufactured by these third party-manufacturing organizations. We also rely on other third-party manufacturers for packaging, testing and shipping.
Government regulation
Healthcare and reimbursement regulation
Our research, sales, marketing, promotion, medical education and other activities are subject to regulation by numerous regulatory and law enforcement authorities in the United States, including the FDA, the Federal Trade Commission, the Department of Justice, the CMS, other divisions of the U.S. Department of Health and Human Services (“HHS”) including the Office of Inspector General (“OIG”) and state and local governments. Our marketing, promotional, and scientific/educational programs and interactions with health care professionals, patients, third-party payers, pharmacies, distributors and others must comply with, among other laws, the Food, Drug and Cosmetic Act the anti-kickback provisions of the Social Security Act and analogous state laws, federal and state false claims laws including the federal civil False Claims Act, the Veterans Health Care Act, federal and state price reporting laws, the Foreign Corrupt Practices Act, and federal and state transparency laws.
Our interactions with health care professionals, third-party payers, patients, distributors, pharmacies and others are subject to scrutiny and enforcement under one or more federal or state health care fraud and abuse laws and regulations, which could affect our ability to operate our business, including:
The federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made, in whole or in part, under federal healthcare programs, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers, payers, and formulary managers on the other. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Failure to meet all the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as consultants, advisors and speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product and reimbursement support and patient assistance programs.
The federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds, or knowingly making, using, or causing to be made or used a false record or statement material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by private individuals in the name of the government, who may then share in any monetary recovery. Many pharmaceutical manufacturers have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non-reimbursable uses, inflating prices reported to private price publication services which are used to set drug payment rates under government healthcare programs, and other interactions with prescribers and other customers including those that may have affected their billing or coding practices and submission to the federal government. Because of the potential for treble monetary damages and significant mandatory penalties per false or fraudulent claim or statement, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of significant potential damages and penalties that may be awarded in litigation proceedings. Settlements may require companies to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.
The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.
State law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that restrict certain marketing-related activities and require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing or laws that restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; and state and local laws requiring the registration of pharmaceutical sales representatives.
Violations of any of the laws described above or any other governmental regulations are punishable by significant civil, criminal and administrative penalties, imprisonment of individuals, damages, fines, government-imposed remediation programs and exclusion from government-funded healthcare programs, such as Medicare and Medicaid. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.
Coverage and Reimbursement
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
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. If reimbursement is not available on a timely basis, or at all, or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.
The United States and some foreign jurisdictions are considering, or have enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.
For example, the Patient Protection and Affordable Care Act has substantially changed the way healthcare is financed by both governmental and private insurers. The Affordable Care Act and uncertainty regarding various constitutional and other legal challenges to the Act, will likely continue to significantly impact the U.S. pharmaceutical industry. Additionally, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, review the differences between domestic and international pricing for drug products and reform government program reimbursement methodologies for drug products.
Reporting and Other Obligations Under the Medicaid Drug Rebate Program and Other Federal Programs
We participate in and have certain price reporting obligations to the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being available for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data we are required to report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results, as described in the risk factor entitled “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs that we participate in, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, and results of operations” in the Risk Factors section of this Annual Report.
We participate in the Medicaid Drug Rebate program and, as a result, federal law requires us to also participate in the 340B drug pricing program. The 340B program, which is administered by the Health Resources and Services Administration (HRSA), requires us to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The Affordable Care Act expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the

Medicaid rebate amount under the Affordable Care Act or other legislation or regulation could lower our 340B ceiling price calculations and negatively impact our results of operations.
HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under the new regulation. HRSA also has implemented a reporting requirement pursuant to which we are required to report the 340B ceiling prices for our drugs to HRSA every quarter. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
Federal law also requires that companies participating in the Medicaid Drug Rebate program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B.
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also are required to participate in the U.S. Department of Veterans Affairs (VA), Federal Supply Schedule (FSS), pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price (FCP), to four federal agencies (VA, U.S. Department of Defense (DOD), Public Health Service, and U.S. Coast Guard).
The FCP is based on the Non-Federal Average Manufacturer Price (Non-FAMP), which we are required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements. For additional information regarding obligations under federal health care programs, refer to the risk factor entitled “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs that we participate in, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, and results of operations” in the Risk Factors section of this Annual Report.
Foreign healthcare regulation
The regulations that govern marketing approvals, pricing and reimbursement for new therapeutic products vary widely from country to country. Some countries, including many EU member countries, require approval of the sale price of a product before it can be marketed. In many countries, including EU member countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. In some foreign markets, including some EU member countries, current standard of care and/or competitive products may be used as a benchmark or reference to determine pricing and reimbursement level for novel products such as Andexxa. To the extent that comparators are available at lower prices than our anticipated pricing for Andexxa, the pricing and reimbursement level of our products in the EU and other foreign markets could be negatively impacted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenue we are able to generate from the sale of the product in that country, or even reduce the commercial viability of the product to an extent that prevents the launch altogether.
Clinical Development, Marketing Approvals and Commercialization of Prescription Drug Products
The FDA and comparable regulatory agencies impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. Numerous agencies regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products.
The process required by the regulatory authorities before product candidates may be marketed generally involves:

•	nonclinical laboratory and animal testing of the product;

•	submission of an investigational new drug application (“IND”) which must become effective before human clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the investigational drug for its intended use;

•	pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with manufacturing and clinical practice standards; and

•	Approval of a marketing application prior to commercial marketing for specific indications.
These steps require substantial time, effort and financial resources. Human clinical trials are typically conducted in three sequential phases that may overlap.

•	Phase 1 - Studies are initially conducted to test the product candidate for safety, dosage tolerance, absorption, metabolism, distribution and excretion in healthy volunteers or patients.

•
Phase 2 - Studies are conducted with patients with a specified disease or condition to provide data regarding preliminary efficacy, optimal dosages and dosing schedule and expanded evidence of safety. Multiple Phase 2 clinical trials may be conducted.

•
Phase 3 - Clinical trials are undertaken in larger patient populations to further evaluate dose, to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product compared to placebo or current standard of care and provide an adequate basis for product labeling. These trials may be done globally to support global registrations.

•
The regulatory authorities may require, or companies may pursue, additional clinical trials after a product is approved. The results of post-marketing studies can confirm the effectiveness of a product candidate and can provide important safety information gathered in routine medical practice. Their failure to do so can result in adverse consequences for the product and the company.

In addition, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing in accordance with regulatory manufacturing requirements. The manufacturing process must be capable of consistently producing quality batches and, among other things, the sponsor must also develop methods for testing the identity, strength, quality and purity of the final product. Appropriate packaging must be selected and tested and stability studies must be conducted to establish an appropriate shelf life for the drug.
Under EU regulatory systems, marketing authorization applications may be submitted under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes, orphan medicinal products and certain other innovative medical products and is optional for certain other medicinal products, provides for the grant of a single marketing authorization that is valid for all EU member states. For drugs without approval in a EU member state, the decentralized procedure provides for assessment of a marketing application by one-member state, known as the reference member state, and review and possible approval of that assessment by one or more other, or concerned, member states. Under this procedure, an applicant submits an application and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of related materials. Each concerned member state must decide whether to approve the assessment report and related materials. The decentralized procedure must be completed within 210 days, excluding potential clock-stops, during which the applicant can respond to questions. If a member state cannot approve the assessment report and related materials on grounds of potential serious risk to public health, the disputed points may be referred to the EC, whose decision is binding on all member states. It is also possible to apply for a marketing authorization in one EU member state only, which could thereafter serve as a reference medicinal product for obtaining marketing authorization in one or more other EU Member States through a mutual recognition procedure.
Post-approval requirements and enforcement
Any products manufactured or distributed by us are subject to continuing regulation, including record-keeping requirements and reporting of adverse experiences. Our contracted third-party drug and biologic manufacturers and their subcontractors are required to register their establishments with the regulatory authorities and certain state agencies, and are subject to periodic unannounced inspections by them, which impose certain procedural and documentation requirements upon us and our third-party contract manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with regulatory manufacturing regulations and other regulatory requirements. If our suppliers are not able to comply with these requirements, the regulatory authorities may halt our manufacturing or clinical trials, require us to recall a product from distribution, or withdraw approval of the marketing application.
Andexxa was granted an Accelerated Approval by the FDA with a requirement for a post-marketing study to verify and describe Andexxa’s clinical benefit via an open-label, randomized, controlled trial of Andexxa in acute intracranial hemorrhage in patients receiving oral Factor Xa inhibitors. In the EU, marketing authorization was granted for Ondexxya in 2019, subject to several post-approval commitments, including an obligation to submit a final clinical study report from the randomized controlled trial of Ondexxya and an obligation to provide some additional pharmacokinetic data.

Discovery of previously unknown problems with a product or clinical practices associated with the product through adverse event monitoring and reporting or otherwise, or the failure to comply with applicable FDA or foreign regulatory requirements, can have negative consequences, including adverse publicity, administrative enforcement, warning or untitled letters from the FDA or foreign regulators, mandated corrective advertising or communications with doctors, and civil penalties or criminal prosecution, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.
The FDA closely regulates the marketing and promotion of drugs, and a company’s failure to comply with FDA requirements may result in adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such “off-label uses” are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use.
Depending on the circumstances, failure to meet these applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, False Claims Act actions, including “qui tam” actions brought by individual whistleblowers in the name of the government, refusal to allow us to enter into supply contracts, including government contracts, administrative actions, or integrity oversight and reporting obligations. Separately, FDA has authority to regulate the manufacturing of drug products, and failure to comply with good manufacturing practices can result in total or partial suspension of production, enforcement actions including import alerts, and suspension of regulatory review of a pending application.
Research and Development
We invested $124.6 million, $216.2 million and $203.7 million in research and development during the years ended December 31, 2019, 2018 and 2017, respectively.
Employees
As of December 31, 2019, we had 408 full-time employees. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be good.
Legal proceedings
On January 16, 2020, a stockholder filed a putative class action against the Company and certain officers (the “Defendants”) in the U.S. District Court for the Northern District of California, captioned Hayden v. Portola Pharmaceuticals, Inc., et al., No. 3:20-cv-00367-VC (N.D. Cal.).  On February 7, 2020, another stockholder filed a related putative class action against Defendants, captioned McCutcheon v. Portola Pharmaceuticals, Inc., et al., No. 3:20-cv-00949 (N.D. Cal.).
The stockholder plaintiffs allege that the Defendants violated the antifraud provisions of the Securities Exchange Act by making misrepresentations and omissions in public disclosures concerning the Company’s sales of andexanet alfa, marketed as Andexxa in the United States and Ondexxya in Europe, between May 8, 2019 and January 9, 2020.  Specifically, plaintiffs allege that the Defendants made materially false and/or misleading statements about the demand for Andexxa, and usage of Andexxa by hospitals and healthcare organizations.  Plaintiffs also allege that the Defendants made materially false and/or misleading statements about the Company’s accounting for its reserve for returns, and that the Defendants failed to disclose that the Company was shifting from a short-dated version of Andexxa to a longer-dated version, impacting the reserve for returns and impacting revenue for the Company. The Plaintiffs contend that the alleged fraud was revealed on January 9, 2020, when the Company announced its preliminary unaudited financial results for the fourth quarter of 2019.  A lead plaintiff has not yet been appointed, and the Company has not yet responded to the complaints.
The plaintiffs seek to recover unspecified monetary relief, interest, and attorneys’ fees and costs.  Given the early stage of these proceedings, we cannot presently predict the likelihood of obtaining dismissal of the case, nor can we estimate the possible loss or range of loss at this time.

Corporate and Available Information
Our principal corporate offices are located at 270 E. Grand Avenue, South San Francisco, California 94080 and our telephone number is (650) 246-7000. We were incorporated in Delaware in September 2003. Our internet address is www.portola.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. Our SEC reports can be accessed through the Investors section of our internet website. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. The information found on our internet website or connected to it is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.
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
Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the recent approval by the FDA and the EC of our products and the short period of historical sales data, our product sales will be difficult to predict from period to period and as a result, you should not rely on sales results in any period as being indicative of future performance and sales may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	the level of demand and market acceptance;

•	the results of our clinical trials;

•	our ability to obtain and maintain desired regulatory approvals in the United States, EU and other foreign jurisdictions;

•	the extent to which coverage and reimbursement is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors;

•	trends and developments in the pricing of prescription drugs in the United States and abroad, especially in the EU;

•
rebates, discount, other pricing concessions and fees that we may provide to integrated delivery networks, group purchasing organizations, other purchasers and pharmacy benefits managers and other third-party payors;

•	actual and estimated product returns;

•	the timing, cost and level of investment in our marketing efforts to support sales;

•	the timing, cost and level of investment in our medical affairs field teams to initiate relevant disease state education;

•	the timing, cost and level of investment in our research and development activities involving approved products and product candidates;

•	the cost of manufacturing, distribution and the amount of legally mandated discounts to government entities, other discounts and rebates, product returns and other gross-to-net deductions;

•	the risk/benefit profile, cost and reimbursement of existing and potential future drugs which compete with approved products;

•	the timing and amount of non-cash items such as stock compensation expenses, reserves, cost of goods sold and non-recurring charges such as inventory write-offs;

•	our ability to control expenses;

•	costs, expenses and damages or fines arising from litigation or government investigations;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies.
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
We are a commercial biopharmaceutical company.  We launched our two commercial products in 2018 and continue to incur significant expenses related to commercialization, our ongoing and planned future clinical studies, research and development activities, and selling, general and administrative activities. As of December 31, 2019, we had an accumulated deficit of approximately $1.8 billion.
To date, we have financed our operations primarily through sales of our equity securities, collaborations, including a loan from one of our collaboration partners, a sale of a royalty stream from future product sales, a term loan, sales of commercial and development rights to some of our product candidates, and to a lesser extent, government grants, equipment leases, venture debt and with the benefit of tax credits made available under a federal stimulus program supporting drug development. We have devoted substantially all of our efforts to product commercialization, research and development, including manufacturing and clinical studies. We anticipate that we will continue to incur substantial expenses as we:

•	establish, maintain and scale-up manufacturing capabilities and a sales, marketing and distribution infrastructure to commercialize our products in the United States and abroad;

•	initiate or continue clinical studies, including a post-marketing randomized controlled trial of Andexxa;

•	continue the research and development of our product candidates;

•	seek to discover or in-license additional product candidates; and

•	enhance operational, compliance, financial, quality and information management systems.
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

We will continue to require substantial funds to support commercial operations and pursue further research and development efforts. Our financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	product sales of Andexxa and Ondexxya, and if approved for commercial marketing, our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution and general corporate and commercial infrastructure;

•	the scope and timing of our entry into additional foreign markets and establishment of commercial infrastructure;

•	the costs and timing of international expansion;

•	the timing of, and costs involved in, seeking and obtaining and maintaining approvals from the FDA, EC and other regulatory authorities;

•	the possible development of additional product candidates, including through in-licensing and acquisitions;

•	the degree and rate of market acceptance of any products launched by us or partners;

•	our ability to enter into additional collaboration, licensing, commercialization or other financing arrangements and the terms and timing of such arrangements;

•	the rate of progress and cost of our clinical studies; and

•	the emergence of competing technologies or other adverse market developments
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
Pursuant to the Credit Agreement by and among us, the guarantor and lenders (“Lenders”) party thereto, and HCR Collateral Management, LLC, as Administrative Agent (as defined therein), dated February 28, 2019 (the “Credit Facility”), the Administrative Agent, in its capacity as Collateral Agent for the Lenders, has been granted a security interest in substantially all of our assets. As a result, if we default under our obligations to the Lenders, the Collateral Agent could foreclose on its security interest and liquidate some or all of these assets, which would harm our business, financial condition and results of operations.
In the event of a default in connection with our bankruptcy, insolvency, liquidation, or reorganization, the Collateral Agent would have a prior right to substantially all of our assets to the exclusion of our general unsecured creditors. In that event, our assets would first be used to repay in full all indebtedness and other obligations under the Credit Facility, resulting in all or a portion of our assets being unavailable to satisfy the claims of any unsecured indebtedness. Only after satisfying the claims of the Lenders and any unsecured creditors would any amount be available for distribution to our equity holders. Events of default under the Credit Facility include, among other things, our failure to pay any amounts due under the Credit Facility or any of the other loan documents, a breach of covenants under the Credit Facility, our insolvency, a material adverse effect occurring, the occurrence of certain defaults under certain other indebtedness for which we are obligated or certain final judgments against us.
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
2) RISKS RELATED TO COMMERCIAL AND MARKETING OPERATIONS AND THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS AND PRODUCT CANDIDATES
Our ability to grow our company is critically dependent upon the commercial success of Andexxa
We anticipate that for the foreseeable future, our ability to generate revenue from operations to fund our business will depend substantially upon the commercial success of Andexxa in the United States and Ondexxya in the EU. If sales of Andexxa or Ondexxya fail to grow, decrease or remain flat, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plans, which would likely have a material adverse impact on our business, financial condition and results of operations.
Our products may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
Our success depends heavily on the launch and commercialization of our products. The commercial success of our products depend upon their acceptance by the medical community and third-party payors as clinically useful, cost-effective and safe. The degree of market acceptance of any drug depends on a number of factors, such as:

•	the prevalence and severity of any side effects;

•	efficacy and potential advantages compared to alternative treatments;

•	the price we charge for our products;

•	interpretations of the results of our clinical trials and availability of sufficient data demonstrating safety and efficacy of our products;

•	the willingness of physicians and healthcare organizations to change their current treatment practices;

•	the willingness of hospitals and hospital systems to include our products as treatment options;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the willingness of the target patient population to pay for our products, including co-pays under their health coverage plans;

•	the strength of marketing and distribution support; and

•	the availability of third-party coverage and adequate reimbursement.
Failure to attain market acceptance among the medical community and third-party payors may have an adverse impact on our operations and profitability. If we are not successful in commercializing Andexxa, our future product revenue will suffer, we may incur significant additional losses and our business will be materially harmed.
We obtained regulatory approval of Andexxa in the United States through an Accelerated Approval process and in the EU under a conditional approval. The data supporting these approvals may limit our ability to market Andexxa. Continued approval may also be contingent upon the results of ongoing patient studies to demonstrate an improvement in hemostasis.
The Accelerated Approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a biomarker endpoint that is considered reasonably likely to predict clinical benefit rather than a clinical endpoint such as survival or irreversible morbidity. Our approval of Andexxa was supported by data from two Phase 3 ANNEXA studies (ANNEXA-R and ANNEXA-A), which evaluated the safety and efficacy of Andexxa in reversing the anticoagulant activity of the Factor Xa inhibitors rivaroxaban and apixaban in healthy volunteers, and interim patient data from our ongoing ANNEXA-4 single-arm, open-label study in patients on a Factor Xa inhibitor experiencing a life threatening or uncontrolled bleeding episode. However, these studies have inherent limitations as compared with a randomized controlled trial. For example, we do not have comparator arm data, including clinical head to head data against the treatment options which were used by hospitals prior to the availability of Andexxa, which we believe continue to be widely used, including off-label use of 4F-PCCs and other coagulation factors. In addition, the efficacy statements in our product label are limited as the result of our single-arm, open-label study. These limitations have a significant impact on our ability to market Andexxa and establish it as the standard of care, as pharmaceutical companies are generally prohibited from making product claims not set forth in their product labels. These limitations can also increase resistance to utilization by hospital formulary committees and may also negatively impact government pricing discussions in the EU and abroad.
In addition, as a condition to approval, the FDA and EMA have required us to conduct a post-marketing randomized controlled trial of Andexxa. This trial will randomize patients to receive either Andexxa or the type of care the enrolling institution would provide in the absence of Andexxa. This study has been opened to enrollment and we expect it to be reported in 2023. We expect the practical implementation and ethical considerations of a randomized controlled trial for Andexxa to present challenges, and we cannot be sure that we will be able to successfully conduct and enroll such a trial in a manner satisfactory, or within the time period required by the FDA and EMA. Also, the data may be inconclusive or difficult to interpret since the control arm will consist of the standard of care among many hospitals and may vary from site to site. In addition to the post-marketing study, the EMA has also requested the final study reports for the ANNEXA-4 study and additional pharmacokinetic data. If the randomized controlled trial is not successful, the FDA and/or EMA could modify or withdraw our marketing approval for Andexxa. Further, even if the randomized controlled trial results support full approvals by the FDA and EMA, the data may still be subject to varying interpretations by the medical community and payors, including government payors in the EU and abroad.
Approval of Andexxa is limited to patients treated with rivaroxaban and apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding, and additional clinical studies and regulatory applications will be required to expand Andexxa indications. We can provide no assurances that such clinical studies or regulatory applications will be successful.
We are developing Andexxa as a universal antidote for patients receiving a Factor Xa inhibitor when reversal of anticoagulation is needed, such as in life-threatening or uncontrolled bleeding or for emergency surgery/urgent procedures. Our approval of

Andexxa is currently limited to patients treated with rivaroxaban and apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding. Our studies have not yet produced clinical data regarding patients requiring emergency surgery or urgent procedures and we do not anticipate obtaining this indication without clinical data. We expect that we will also be required to provide additional clinical data to support addition to our label of other Factor Xa inhibitors, including edoxaban and enoxaparin. Additional clinical studies will require additional time and expense and may not prove successful. Limitations in our label for Andexxa will reduce the number of patients for whom Andexxa is indicated and could reduce the size of the anticipated market and our financial prospects. In addition, our label for Andexxa includes a boxed warning that treatment with Andexxa has been associated with serious and life‑threatening adverse events, thromboembolic events, ischemic events, cardiac arrest and sudden deaths. This boxed warning may adversely impact market acceptance and the commercial potential of Andexxa. There can be no assurance that further clinical experience will provide a basis to remove this boxed warning.
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
We are still in the early stages of developing our global sales and marketing infrastructure. To achieve commercial success for our products or any current or potential product candidate, we must continue to develop a sales and marketing organization or outsource these functions to third parties. We plan to expand our hospital-based sales force in additional markets and work with partners in other parts of the world to commercialize our products globally. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services.
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
For Bevyxxa, Bayer and Janssen recently received FDA approval for use of Xarelto® for the prevention of VTE in hospitalized acutely ill medical patients at risk for thromboembolic complications who are not at high risk of bleeding during hospitalization and continued after discharge for a total recommended duration of 31 to 39 days. This approval generally will allow Xarelto to compete with Bevyxxa in a similar indication. Bayer and Janssen have significantly greater resources to market Xarelto in this indication and prescribers and payors will likely have significantly more experience with Xarelto than Bevyxxa. In addition, several large pharmaceutical and biotechnology companies currently market and sell direct or indirect anticoagulants for use in various disease states, including injectable anticoagulants for the prevention of VTE in acutely ill medical patients. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Some of these competitors are or may be attempting to develop therapeutics for our target indications. The current standard of care for VTE prophylaxis in acute medically ill patients in the United States is a 6- to 14-day administration of enoxaparin, marketed as Lovenox and also available in generic form. Enoxaparin is a low cost therapy that is widely accepted by physicians, patients and third-party payors. As a result of this and other factors, we have faced difficulties in marketing Bevyxxa in this patient population. Additionally, our competitors may have the financial and other resources to conduct additional clinical studies in an effort to obtain regulatory approval for use of their drugs for VTE prophylaxis in acutely ill medical patients.
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
We do not own facilities for clinical-scale or commercial manufacturing of our product candidates and we rely on third-party suppliers to manufacture Andexxa, Bevyxxa and our product candidates. For example, we have contracted with Lonza to manufacture Andexxa bulk drug substance and Baxter International, Inc. to manufacture drug product. We also rely on third parties to manufacture drug product to supply Bevyxxa. In addition, we rely or expect to rely on other third party providers for raw materials, packaging, labeling and supply chain warehousing and distribution. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug supply necessary for our clinical and commercial needs, or if any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product candidate until a qualified alternative supplier is identified, which could also significantly disrupt, delay the development of, and impair our ability to commercialize, our product candidates.
Lead times for our manufacturing and contractual requirements of our third-party manufacturers require us to estimate product demand in advance. If our forecasts are not accurate, we may experience shortfalls or surplus of product. If we do not manufacture enough product, we may experience stock-outs and interruption of supply of our products. If we manufacture a surplus of product, we may experience spoilage from product expiration and incur manufacturing expenses which were not required and from which we may receive no benefit. We have fixed manufacturing commitments with our third-party manufacturers which are on a “take-or-pay” basis which requires us to pay for manufacturing costs even if we do not need the capacity forecasted at the time we entered into such commitments. The financial impact of either stock-outs or a product surplus could be significant with respect to financial commitments and the effect on our financial performance.
The manufacture of pharmaceutical products in compliance with U.S. and foreign regulatory manufacturing requirements, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality assurance, including stability of the product candidate and quality control testing, shortages of qualified personnel, as well as compliance with strictly enforced regulatory requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations and agreements, our ability to provide the drug supply necessary for our clinical studies and commercial needs would be jeopardized. Any delay or interruption in the supply of clinical study materials could delay the completion of our clinical studies, increase the costs associated with maintaining our clinical study programs and, depending upon the period of delay, require us to commence new studies at significant additional expense or terminate the studies completely. Interruptions in commercial supply could adversely affect our ability to supply the market and could have a materially adverse effect on our product revenue and growth prospects.
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

We continue to expand our development, regulatory and sales and marketing capabilities in the United States and Europe, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We expect to experience continued growth in the number of our employees and the scope of our operations, in the United States and Europe, particularly in the areas of drug development, regulatory affairs, quality, commercial compliance, medical affairs, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
In addition, in our ANNEXA-4 patient trial, reversing the anticoagulant activity of Factor Xa inhibitors in patients with underlying medical conditions requiring anticoagulation has been associated with thromboembolic events, ischemic events, cardiac arrest and sudden deaths, and the FDA has included a boxed warning in the Andexxa label to this effect. If we receive claims that Andexxa, Bevyxxa or our product candidates or products caused injuries, we could incur substantial liabilities if we are not able to successfully defend ourselves against these claims. Regardless of merit or eventual outcome, liability claims may result in:

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
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unresolved. In recent years, patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued that protect our technology or products or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval from the FDA for the indications for which we seek approval. Obtaining approval is a lengthy, expensive and uncertain process that may not be successful. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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
In order to receive regulatory approvals, we must demonstrate with substantial evidence from well-controlled clinical studies, and to the satisfaction of the FDA and other regulatory authorities abroad, that our product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical studies can be interpreted in different ways. Even if we and our collaboration partners believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our product candidates to humans may produce undesirable side effects, which could interrupt, delay or cause suspension of clinical studies of our product candidates and result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications, even indications for which we have previously received approval.
The regulatory approval process is expensive and usually takes several years. The regulatory authorities also have substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical studies, or perform additional preclinical studies and clinical studies. The number of preclinical studies and clinical studies that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to, the following:

•	a product candidate may not be deemed safe or effective;

•	FDA officials may not find the data from preclinical studies and clinical studies sufficient;

•	the FDA may find our manufacturing data insufficient to support approval

•	the FDA might not approve our or our third-party manufacturer’s processes or facilities; or

•	the FDA may change its approval policies or adopt new regulations.
If any of our product candidates fails to demonstrate safety and efficacy in clinical studies or does not gain desired regulatory approvals, our business and results of operations will be materially and adversely harmed.

Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives in the United States, Europe and other foreign jurisdictions could harm our business.
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
In some foreign markets, including some EU member countries, current standard of care and/or competitive products may be used as a benchmark or reference to determine pricing and reimbursement level for novel products such as Andexxa. To the extent that comparators are available at lower prices than our anticipated pricing for Andexxa, the pricing and reimbursement level of our products in the EU could be negatively impacted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenue we are able to generate from the sale of the product in that country, or even reduce the commercial viability of the product to an extent that prevents the launch altogether. If we do not obtain pricing approval or if we obtain unfavorable pricing decisions in one or more countries, we may not be able to commercially launch our product in that market. This could, for example, affect our ability to successfully commercialize our product in important European markets such as Germany and the United Kingdom.
Adverse pricing limitations may hinder our ability to recoup our investment in Andexxa, Bevyxxa or one or more product candidates. Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. For example, in October 2018, CMS granted reimbursement for the NTAP to Andexxa, and in August 2019, CMS announced it would increase the reimbursement amount for the NTAP to Andexxa from 50% to 65% of the wholesale acquisition cost of the standard dose, effective October 1, 2019. While NTAP is expected to remain in effect for a period of two to three years, is no assurance, however, that this reimbursement will continue in the future at the same rate, if at all.
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
In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, legislative proposals have been introduced by members of Congress to overhaul provisions of the Patient Protection and Affordable Care Act, to allow commercial-level re-importation of prescription medications from Canada or other countries and to enable Medicare to negotiate drug prices with biopharmaceutical manufacturers. Congressional focus on drug pricing has increased in recent years.
Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of the Affordable Care Act have been signed into law. For example, the Tax Cuts and Jobs Act of 2017 ("Tax Act") included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. The Bipartisan Budget Act of 2018 (“BBA”), among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, or Budget Control Act, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year, starting in April 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the Presidential administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. While some of these and other proposed measures may require additional authorization to become effective, Congress and the Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Our relationships with customers and third-party payors are subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations. If we fail to comply with federal and state health care laws and regulations, we could face substantial penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings, and our business, operations and financial condition could be adversely affected.
Pharmaceutical companies are heavily regulated by federal, state and local regulations in the countries in which business activities occur. Our arrangements and interactions with health care professionals, third-party payors, pharmacies and distributors, among others, are subject to laws and regulations addressing health care fraud and abuse, advertising and other promotional activities, data privacy and patient rights by both the federal government and the states in which we conduct our business, as well as by healthcare regulators in the EU and other foreign jurisdictions where we may market our products. The regulations that may affect our ability to operate include, without limitation:

•
the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made, in whole or in part, under federal healthcare programs, such as the Medicare and Medicaid programs;

•
the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds, or knowingly making, using, or causing to be made or used a false record or statement material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government;

•
the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (CMS), information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals (and beginning in 2022 report payments and other transfers of value provided during the previous year to certain other practitioners), as well as ownership and investment interests held by physicians and their immediate family members;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services. ;

•
the Foreign Corrupt Practices Act and similar statutes and regulations in foreign jurisdictions, which makes it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business;

•
state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that restrict certain marketing-related activities and require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing or laws that restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; and state and local laws requiring the registration of pharmaceutical sales representatives; and

•
EU member states’ laws and the industry self-regulation codes of conduct governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices.

The number and complexity of both U.S. federal and state laws continue to increase, and are subject to evolving interpretation which can make compliance efforts more challenging. For example, the Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the federal health care Anti-Kickback Statute. Enforcement agencies also continue to pursue novel theories of liability under these laws. In particular, government agencies recently have increased regulatory scrutiny and enforcement activity with respect to manufacturer reimbursement support activities and patient support programs, including bringing criminal charges.
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to substantial penalties, including imprisonment, significant administrative, civil and criminal monetary penalties, damages, fines, exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, integrity oversight and reporting obligations to resolve allegations of non-compliance with these laws, the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business, and cause reputational harm. Moreover, achieving and sustaining compliance with applicable federal and state anti-fraud and abuse laws may prove costly. For a fuller discussion of the requirements of the anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations applicable to our business, see Item 1, “Description of Business - Government Regulation” of this Annual Report.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other federal programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, and results of operations
We participate in, and have certain price reporting obligations to the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being available for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data we are required to report on a monthly and quarterly basis to the CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration (HRSA), requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. The Affordable Care Act expanded the list of covered entities to include certain free‑standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the Affordable Care Act or other legislation or regulation could affect our 340B ceiling price calculations and negatively impact our results of operations.
HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under the new regulation. HRSA also has implemented a reporting requirement pursuant to which we are required to report the 340B ceiling prices for our drugs to HRSA every quarter. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting. We believe that Andexxa is used to a large extent in the inpatient setting and if we were required to provide 340B pricing in this setting it would likely have a significant negative impact on our operating results.
Because we participate in the Medicaid Drug Rebate program, federal law requires us to report average sales price information each quarter to CMS for certain categories of our drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. We could be held liable for errors associated with our submission of pricing data. In addition to retroactive Medicaid rebates and the potential for issuing 340B program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for significant civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our average sales price, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Civil monetary penalties can also be applied if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which participate in the Medicaid Drug Rebate Program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.
CMS and the Department of Health & Human Services Office of Inspector General have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our submissions will not be found to be incomplete or incorrect.
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also are required to participate in the U.S. Department of Veterans Affairs (VA), Federal Supply Schedule (FSS), pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price (FCP), to four federal agencies (VA, U.S. Department of Defense (DOD), Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price (Non-FAMP), which we would be required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements, with which we must comply.
We also participate in the Tricare Retail Pharmacy program, under which we are required to pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We are required to list our innovator products on a Tricare Agreement in order for them to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we would be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We are subject to privacy, security, and breach notification laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, fines, and diminished profits and future earnings.
We are subject to federal and state, and foreign laws and regulations governing data privacy and security of health information, and the collection, use, disclosure, and protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues that may affect our business, including recently enacted laws in jurisdictions where we operate.  Numerous U.S. federal and state laws, including state security breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection and privacy laws, (including, for example, Section 5 of the FTC Act, and the California Consumer Privacy Act (“CCPA”)) govern the collection, use and disclosure of personal information. Compliance with these laws is difficult, constantly evolving, and time consuming. These laws may differ from each other in significant ways, thus complicating compliance efforts. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space. These laws include, but are not limited to:

•
the EU general data privacy regulation (“GDPR”). The GDPR imposes strict obligations on the processing of personal data, including relating to the transfer of personal data from the European Economic Area to third countries such as the US. If we act in violation of the GDPR we may face significant penalties of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain violations, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious violations;

•
Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations also impose obligations on certain covered entity health care providers, health plans and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA - other than with respect to providing certain employee benefits - we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA;

•
numerous federal and state laws and regulations that address privacy and data security, including the CCPA, state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act, or FTC Act), govern the collection, use, disclosure and protection of health-related and other personal information, many of which differ from each other in significant ways, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming, and companies that do not comply with these laws may face civil penalties.

Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant penalties), private litigation and/or adverse publicity that could negatively affect our business. In addition, if we successfully commercialize our product candidates, we may obtain patient health information from healthcare providers who prescribe our products and research institutions we collaborate with, and they are subject to privacy and security requirements under HIPAA.  Although we are not directly subject to HIPAA other than potentially with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In California, the CCPA took effect on January 1, 2020. The CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for consumers. Failure to comply could result in penalties, and individuals have a private right of action.
These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.
The United Kingdom’s withdrawal from the EU may have a negative effect on our business, global economic conditions, and financial markets.
As of January 31, 2020, the United Kingdom is no longer an EU Member State. As a result of the United Kingdom’s vote to leave the EU, the EMA has relocated its headquarters from London to Amsterdam. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of product candidates, disrupt the manufacture of our products and product candidates in the United Kingdom or the EU, disrupt the importation and export of active substances and other components of drug formulations, and disrupt the supply chain for clinical trial product and final authorized formulations. While negotiations continue regarding the future relation between the United Kingdom and the EU, the specific impact to the supervision, regulation and supply of medicines in the United Kingdom and Europe remain unclear. The cumulative effect of disruptions to the regulatory framework or supply chains may add considerably to the development lead time to, and expense of, marketing authorization and commercialization of products in the EU and/or the United Kingdom. In view of the uncertainty surrounding the Brexit implementation, we are unable to predict the effects of such disruption to the regulatory framework and supply chain in Europe.
Our products and marketing efforts are subject to extensive post-approval government regulation.
Once a drug receives marketing approval, numerous post-approval requirements apply. Among other things, the holder of an approved new drug application ("NDA") or biologics license application ("BLA") is subject to periodic and other monitoring and reporting obligations enforced by the FDA and other regulatory bodies, including obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the approved application. Application holders must also submit advertising and other promotional material to regulatory authorities and report on ongoing postmarketing clinical trials.
With respect to sales and marketing activities, advertising and promotional materials must comply with regulatory requirements in the United States and in other countries. Governments may scrutinize our promotional efforts or otherwise monitor our business closely. Industry-sponsored scientific and educational activities also must comply with FDA and other requirements. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act, and the Drug Supply Chain Security Act requires that we track distribution of Andexxa in commerce. Manufacturing facilities remain subject to FDA inspection and must continue to adhere to the FDA’s pharmaceutical current good manufacturing practice requirements ("cGMPs"). Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change.
Depending on the circumstances, failure to meet post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. Even if we comply with FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw a product approval. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling and marketing, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures.
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
These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. For example, following our update call on September 5, 2017, at least three plaintiffs’ securities litigation firms publicly announced that they are investigating potential securities fraud claims that they may wish to make against us. In addition, following our preliminary announcement of 2019 Andexxa revenues on January 9, 2020, a number of plaintiffs’ firms have initiated legal action alleging certain violations of the U.S. federal securities laws; see Item 3 “Legal proceedings” in this

Annual Report on Form 10-K for additional information. Such litigation could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our existing debt agreement preclude us from paying dividends and future debt agreements or other restrictive covenants could also preclude us from paying dividends in the future. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease approximately 87,000 square feet of research and office space in South San Francisco, California under a lease that expires in March 2023. Thereafter, at our option, we may extend the term for an additional eight years to March 2031. We believe that our existing facilities are sufficient for our current needs for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
On January 16, 2020, a stockholder filed a putative class action against the Company and certain officers (the “Defendants”) in the U.S. District Court for the Northern District of California, captioned Hayden v. Portola Pharmaceuticals, Inc., et al., No. 3:20-cv-00367-VC (N.D. Cal.).  On February 7, 2020, another stockholder filed a related putative class action against Defendants, captioned McCutcheon v. Portola Pharmaceuticals, Inc., et al., No. 3:20-cv-00949 (N.D. Cal.).
The stockholder plaintiffs allege that the Defendants violated the antifraud provisions of the Securities Exchange Act by making misrepresentations and omissions in public disclosures concerning the Company’s sales of andexanet alfa, marketed as Andexxa in the United States and Ondexxya in Europe, between May 8, 2019 and January 9, 2020.  Specifically, plaintiffs allege that the Defendants made materially false and/or misleading statements about the demand for Andexxa, and usage of Andexxa by hospitals and healthcare organizations. Plaintiffs also allege that the Defendants made materially false and/or misleading statements about the Company’s accounting for its reserve for returns, and that the Defendants failed to disclose that the Company was shifting from a short-dated version of Andexxa to a longer-dated version, impacting the reserve for returns and impacting revenue for the Company. The Plaintiffs contend that the alleged fraud was revealed on January 9, 2020, when the Company announced its preliminary unaudited financial results for the fourth quarter of 2019.  A lead plaintiff has not yet been appointed, and the Company has not yet responded to the complaints.
The plaintiffs seek to recover unspecified monetary relief, interest, and attorneys’ fees and costs.  Given the early stage of these proceedings, we cannot presently predict the likelihood of obtaining dismissal of the case, nor can we estimate the possible loss or range of loss at this time.
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PRICE RANGE OF COMMON STOCK

Our common stock is listed on The Nasdaq Global Select Market under the symbol “PTLA”.
On February 20, 2020, the last reported sale price of our common stock as reported on The Nasdaq Global Select Market was $13.22 per share. As of February 20, 2020, there were 78,080,365 shares of our common stock issued and outstanding with 16 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
STOCK PRICE PERFORMANCE GRAPH
The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from May 22, 2013 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2019. The figures represented below assume an investment of $100 in our common stock at the closing price of $15.15 on May 22, 2013 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on May 22, 2013 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	May 22, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Portola Pharmaceuticals, Inc.	PTLA	$100.00	$162.08	$176.57	$169.97
Nasdaq Composite Index	^IXIC	$100.00	$96.08	$115.99	$125.56
Nasdaq Biotechnology Index	^NBI	$100.00	$98.27	$108.90	$120.60

$100 investment in stock or index	Ticker	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Portola Pharmaceuticals, Inc.	PTLA	$170.96	$192.61	$166.86	$186.93
Nasdaq Composite Index	^IXIC	$121.24	$127.28	$129.74	$136.75
Nasdaq Biotechnology Index	^NBI	$130.83	$142.35	$151.50	$168.38

$100 investment in stock or index	Ticker	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Portola Pharmaceuticals, Inc.	PTLA	$250.56	$300.66	$281.32	$339.60
Nasdaq Composite Index	^IXIC	$141.51	$143.99	$133.40	$144.58
Nasdaq Biotechnology Index	^NBI	$190.61	$204.79	$167.93	$187.61

$100 investment in stock or index	Ticker	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Portola Pharmaceuticals, Inc.	PTLA	$134.65	$155.78	$149.90	$148.12
Nasdaq Composite Index	^IXIC	$140.61	$139.83	$153.38	$155.43
Nasdaq Biotechnology Index	^NBI	$144.50	$142.73	$160.41	$146.93

$100 investment in stock or index	Ticker	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Portola Pharmaceuticals, Inc.	PTLA	$258.68	$370.76	$356.63	$321.32
Nasdaq Composite Index	^IXIC	$170.70	$177.30	$187.57	$199.33
Nasdaq Biotechnology Index	^NBI	$162.64	$171.99	$185.09	$177.87

$100 investment in stock or index	Ticker	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Portola Pharmaceuticals, Inc.	PTLA	$215.58	$249.31	$175.78	$128.84
Nasdaq Composite Index	^IXIC	$203.95	$216.85	$232.33	$191.59
Nasdaq Biotechnology Index	^NBI	$177.75	$183.00	$203.24	$161.28

$100 investment in stock or index	Ticker	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Portola Pharmaceuticals, Inc.	PTLA	$229.04	$179.08	$177.03	$157.62
Nasdaq Composite Index	^IXIC	$223.18	$231.17	$230.97	$259.08
Nasdaq Biotechnology Index	^NBI	$186.12	$181.65	$165.74	$200.65
DIVIDEND POLICY
We have never declared or paid, and do not anticipate declaring, or paying in the foreseeable future, any cash dividends on our capital stock. The terms of our existing debt agreement entered with HCR and Athyrium Opportunities III Acquisition LP in 2019 precludes us from paying dividends. Future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial conditions, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities
None.

ITEM 6. SELECTED FINANCIAL DATA
You should read the following consolidated selected financial data together with the section of this report entitled “Management’s discussion and analysis of financial condition and results of operations” and our Consolidated Financial Statements and the related Notes included in this report. The consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 were derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated statements of operations data:
Revenues:
Product revenue, net	$111,644	$24,117	$—	$—	$—
Collaboration and license revenue	4,996	16,013	22,546	35,504	12,070
Total revenues	116,640	40,130	22,546	35,504	12,070
Operating expenses:
Cost of sales	44,378	18,081	415	—	—
Research and development	124,627	216,205	203,701	246,854	200,376
Selling general and administrative	218,919	151,164	91,109	58,235	38,869
Total operating expenses	387,924	385,450	295,225	305,089	239,245
Loss from operations	(271,284)	(345,320)	(272,679)	(269,585)	(227,175)
Interest and other income (expense), net	9,698	13,516	(1,338)	1,533	305
Interest expense	(31,290)	(18,740)	(11,603)	(61)	—
Loss before income taxes	(292,876)	(350,544)	(285,620)	(268,113)	(226,870)
Income tax benefit	—	—	—	—	(365)
Net loss	(292,876)	(350,544)	(285,620)	(268,113)	(226,505)
Net loss (income) attributable to noncontrolling interest	2,213	321	(470)	(930)	—
Net loss attributable to Portola	$(290,663)	$(350,223)	$(286,090)	$(269,043)	$(226,505)
Net loss per share attributable to Portola common stockholders:
Basic and Diluted	$(4.06)	$(5.31)	$(4.81)	$(4.76)	$(4.36)
Shares used to compute net loss per share attributable to Portola common stockholders:
Basic and Diluted	71,555,220	66,017,330	59,508,156	56,480,647	51,981,463

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated balance sheet data:
Cash, cash equivalents and investments	$466,244	$316,964	$534,233	$318,771	$460,161
Working capital	359,715	284,322	397,399	263,264	414,431
Total assets	578,483	386,419	571,676	343,436	502,924
Notes payable, less current portion	43,100	48,298	50,565	49,815	—
Long term royalty-based debt, less current portion	162,897	155,256	54,251	—	—
Long-term debt	118,096	—	—	—	—
Noncontrolling interest	—	2,166	2,627	2,157	2,927
Total stockholders' equity	129,825	90,567	349,493	192,689	430,323

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
Overview
Portola Pharmaceuticals, Inc. (the “Company” or “we” or “our” or “us”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic diseases and inflammation for patients who currently have limited or no approved treatment options. Our headquarters are located in South San Francisco, California. Our lead product is Andexxa® [coagulation factor Xa (recombinant), inactivated-zhzo], the first and only antidote approved by the U.S. FDA for patients treated with rivaroxaban or apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding. We are conducting clinical trials with cerdulatinib, an investigational oral, SYK-JAK inhibitor to treat hematologic cancers while we pursue partnering opportunities or other strategic transactions for this drug candidate.
Business Highlights:
Andexxa

•	Commenced full scale commercial launch of Andexxa in the U.S. in January 2019, recording $105.0 million net revenues in 2019.

•	Over 425 new U.S. hospitals purchased Andexxa during 2019.

•	Added to the Veterans Affairs National Formulary in the third quarter of 2019.

•
The CMS increased Andexxa's eligible reimbursement amount for the New Technology Add-on Payment ("NTAP") from 50% to 65% of the wholesale acquisition cost of the standard dose, effective October 1, 2019.

•
The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") updated the U.S. accreditation measure, requiring hospitals to use approved protocols and evidence-based practice guidelines to reverse anticoagulation and management of bleeding events related to each Factor Xa inhibitor.

•	Received conditional approval under the brand name Ondexxya by the European Commission in April 2019.

•	Commenced a phased launch of Ondexxya in Europe in July 2019, recording $7.0 million net revenues in 2019.

•	Initiated both ANNEXA-I, a randomized controlled trial, and ANNEXA-S, a single-arm urgent surgery study.
Cerdulatinib

•	Continued enrollment and treatment of patients in ongoing Phase 2 B- and T-cell Non-Hodgkin Lymphoma ("NHL") study.

•
Released interim Phase 2a data demonstrating good tolerability and clinical response in patients with relapsed/refractory peripheral T-Cell lymphoma ("PTCL") and cutaneous T-Cell lymphoma ("CTCL") including a 52% overall response rate for patients with angioimmunoblastic T-Cell lymphoma ("AITL") and rapid and significant reduction in itch among patients with CTCL.

•	Released interim Phase 2a data demonstrating improved overall response rate (76%) for patients in the cerdulatinib and rituximab combination cohort.
Bevyxxa

•	Curtailed discretionary spend in order to focus resources on the commercialization and continuing development of Andexxa.

•	Concluded our process to evaluate potential partners and other strategic transactions.

•	Began preparations in the fourth quarter of 2019 to wind down operations and eliminate future operational and financial obligations.
Results of Operations
Revenue
Product revenue is primarily derived from sales of Andexxa and Ondexxya in the United States and the EU, respectively. Collaboration and license revenue relates primarily to agreements with multiple parties centered around the advancement of our Andexxa program and regulatory approval in the United States, EU and Japan. For further discussion of our revenue recognition policy, see “Critical Accounting Policies and Significant Judgments and Estimates” below.  Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize Andexxa globally and any product candidates that we may develop, in-license or acquire in the future.
We adopted new revenue accounting guidance effective January 1, 2018 (Accounting Standards Codification Topic 606, Revenues from Contracts with Customers, or Topic 606).  For further discussion, see Note 3, “Revenue Recognition” in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Cost of Sales
Cost of sales represents primarily the costs associated with manufacturing of our commercial products, Bevyxxa net sales-based royalties payable to Takeda, amortization of an intangible asset associated with a capitalized milestone payment made to Takeda upon FDA approval of Bevyxxa, write-offs of product and prepayments for product to be manufactured that may not be recoverable based on future sales, fixed costs to our contract manufacturers, if any, for anticipated shortfall in product demand relative to committed volumes, and a write off of Bevyxxa asset group as an impairment charge following our decision in 2019 to wind down the Bevyxxa project as soon as administratively possible.
Research and development expenses
Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our un-partnered product candidates, discovery and development of clinical candidates pursuant to our collaboration agreements, as well as costs to further develop Andexxa, including manufacturing process improvements and further clinical trials to support full approvals and label expansion. We recognize all research and development costs as they are incurred.
We expect our research and development expenses to decrease slightly in the near term as our current Andexxa manufacturing processes qualify for capitalization as inventory and will be expensed as costs of sales when the inventory is sold. The timing and amount of expenses incurred will depend largely on the progress of our randomized controlled trial for Andexxa and potentially label-expanding clinical study of Andexxa in patients requiring urgent surgery. Additionally, our research and development expenses will depend on related regulatory requirements and further initiatives that may be undertaken to enhance or expand our current manufacturing processes and decisions we may make regarding future clinical and preclinical studies of our products and product candidates.
For further discussion of the changes in our research and development expenses with respect to the year ended December 31, 2019 and the corresponding period of 2018, see “Comparison of the years ended December 31, 2019 and 2018 — Research and development expenses” below.
The program-specific expenses summarized in the table below include costs directly attributable to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses. The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development and manufacturing of our product candidates.
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, compliance, human resources, audit and accounting services and advertising and marketing expenses. Personnel costs consist of salaries, benefits and stock-based compensation.
We expect selling, general and administrative expenses to increase in the future as we incur additional expenses associated with the establishment and growth of a hospital-based sales force in the United States and Europe and possibly other major markets, as well as commercial infrastructure initiatives including information technology systems, quality and compliance systems, and personnel support for the commercial organization.

Interest and other income (expense), net
Interest and other income (expense), net consists primarily of interest received on our cash, cash equivalents and investments, unrealized gains and losses from the remeasurement of our embedded derivatives associated with BMS and Pfizer promissory notes, a royalty-based financing arrangement with HealthCare Royalty Partners and its affiliates (“HCR”) and secured term loans from HCR and Athyrium Opportunities III Acquisition LP (“Athyrium”), and remeasurement of foreign currency denominated monetary assets and liabilities.
Interest expense
Interest expense represents interest from our BMS and Pfizer promissory notes, a royalty-based financing arrangement with HCR and secured term loans from HCR and Athyrium.
Comparison of the years ended December 31, 2019 and 2018
Revenue

	Year Ended December 31,
	2019	2018	Change	% Change
	(in thousands, except percentages)
Andexxa	$104,529	$23,995	$80,534	336%
Ondexxya	6,936	—	6,936	*
Bevyxxa	179	122	57	47%
Total product revenue, net	111,644	24,117	87,527	363%

Total collaboration and license revenue	4,996	16,013	(11,017)	(69)%

Total revenues	$116,640	$40,130	76,510	191%
* Percentage not meaningful
The increase in total revenues during 2019 compared to 2018 was primarily attributable to:

•
Commercial product revenue earned from U.S. net sales of Andexxa, which we began shipping to customers in May 2018 and more broadly in January 2019 following the FDA approval of our Gen 2 manufacturing process. During 2019, U.S. net product revenues exhibited consistent growth until the fourth quarter when flat quarter-over-quarter hospital demand led to lower ex-factory sales to specialty distributors as they began rationalizing their on-hand inventory requirements. Further, we recorded an increase to our product return reserves of $4.2 million to address potential return exposures for current year product sales with expiry in 2020;

•	Commercial product revenue earned from the EU commencing in the third quarter of 2019; offset by

•	A decrease in Phase 3 collaboration revenue from certain collaboration partners as related performance obligations were mostly fulfilled by the first quarter of 2019.
Cost of Sales

	Year Ended December 31,
	2019	2018	Change	% Change
	(in thousands, except percentage)
Cost of sales	$44,378	$18,081	$26,297	145%

The increase in cost of sales during 2019 compared to 2018 was primarily attributable to:

•	A full year of Andexxa product sales in 2019;

•
A $27.5 million charge recorded in 2019 as a result of the management's decision to wind down the Bevyxxa operation. This charge is comprised of 1) an excess and obsolescence inventory charge of $13.7 million, 2) a write-off of a long-term prepaid manufacturing assets of $7.8 million, 3) an impairment charge for an intangible asset related to a payment made to Takeda of $3.7 million, and 4) an accrual for firm purchase commitments of $2.3 million; offset by

•	A $6.5 million decrease of excess and obsolescence charges recorded in 2018 which did not recur in 2019 and were associated with our Gen 1 manufacturing process.
Cost of product sales also consists of certain finishing costs incurred after FDA approvals related to approved products sold, in addition to certain distribution and overhead costs. We expect costs of sales to increase in relation to product revenues as we deplete inventories that we had expensed prior to receiving FDA approvals.
Research and development expenses

		Year Ended December 31,
	Phase of Development	2019	2018	Change	% Change
Product candidate		(in thousands, except percentages)
Andexanet alfa	Phase 2/3/4	$74,633	$159,773	$(85,140)	(53)%
Betrixaban	Phase 1/3	4,078	23,641	(19,563)	(83)%
Cerdulatinib	Phase 1/2a	33,036	25,233	7,803	31%
Other research and development expenses(1)		12,880	7,558	5,322	70%
Total research and development expenses		$124,627	$216,205	$(91,578)	(42)%
(1) Amounts in all periods include costs for other potential product candidates.
The decrease in total research and development expenses during 2019 compared to 2018 was primarily attributable to:

•	Decreased program costs related to Andexxa, which were largely the result of capitalizing Gen2 manufacturing costs that were recorded as research and development expenses in 2018; and

•	Decreased program costs related to Bevyxxa, which were the result of overall decreased spending; offset by

•
Increased program costs related to 1) cerdulatinib, primarily due to increased manufacturing expenses and 2) an impairment charge of $3.2 million due to the abandonment of a program with a subsidiary during the second quarter of 2019.

Selling, general and administrative expenses

	Year Ended December 31,
	2019	2018	Change	% Change
	(in thousands, except percentage)
Selling, general and administrative expenses	$218,919	$151,164	$67,755	45%
The increase in selling, general and administrative expenses during 2019 compared to 2018 was primarily attributable to:

•	Increased headcount-related costs of $46.6 million resulting from the hiring of our sales force and headcount supporting commercial functions; and

•	Increased external costs of $17.2 million associated with commercial and marketing initiatives to support the launch of Andexxa.

Interest and other income (expense), net

	Year Ended December 31,
	2019	2018	Change	% Change
	(in thousands, except percentage)
Interest and other income (expense), net	$9,698	$13,516	$(3,818)	(28)%
The decrease in interest and other income (expense), net, during 2019 compared to 2018 was primarily attributable to

•	Decrease in gain on remeasurement from embedded derivatives by $3.4 million; and

•	Decrease in interest income earned from investments.
Interest expense

	Year Ended December 31,
	2019	2018	Change	% Change
	(in thousands, except percentage)
Interest expense	$31,290	$18,740	$12,550	67%
The increase in interest expense during 2019 compared to 2018 was primarily attributable to:

•	An additional $95.0 million of funding received in May 2018 under the Andexxa Royalty Sales Agreement with HCR; and

•	First and the second tranche fundings of $125.0 million received in 2019 under the Credit Agreement with HCR and Athyrium.
Comparison of the years ended December 31, 2018 and 2017
For the comparison of the years ended December 31, 2018 and 2017, refer to Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed with the SEC on March 1, 2019.
Liquidity and capital resources
Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have financed our operations primarily through sales of our equity securities, collaborations, including loans from our collaboration partners and third parties, a royalty-based financing arrangement and sales of commercial and development rights to some of our product candidates. Our expenditures are related to research and development activities, including clinical trial and manufacturing-related costs, and selling, general and administrative costs, including commercial preparation, launch, and operating costs. At December 31, 2019, we had available cash, cash equivalents and investments of $466.2 million, which includes the $50.0 million minimum cash holdings required by our secured term loan agreement (See Note 8, “Long Term Obligations”, in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K). Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.
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
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash used in operating activities	$(237,923)	$(326,058)	$(225,125)
Cash (used in) provided by investing activities	(73,002)	174,081	(228,772)
Cash provided by financing activities	389,564	110,249	446,980
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$78,637	$(41,728)	$(6,917)
Cash used in operating activities
Cash used in operating activities for the year ended December 31, 2019 includes payments made to our contract manufacturing organizations for the manufacture of Andexxa and Bevyxxa, totaling $73.3 million and $1.2 million, respectively, $174.0 million of disbursements to third-party vendors to support research and development and selling and general and administrative operations, and $95.3 million in payroll and related employee costs. These cash outflows were partially offset by cash receipts of $109.9 million associated with Andexxa commercial sales and $10.8 million from our Andexxa collaboration agreements.
Cash used in operating activities for the year ended December 31, 2018, includes payments made to our contract manufacturing organizations for the manufacture of Andexxa and Bevyxxa, totaling $125.1 million and $8.7 million, respectively, $156.7 million of disbursements to third-party vendors to support planned research and development and selling and general and administrative operations, and $66.5 million in payroll and related employee costs. These cash outflows were partially offset by cash receipts of $39.1 million, primarily $15.1 million from our Andexxa collaboration agreements, $3.8 million associated with a milestone earned pursuant to our out-license of cerdulatinib to Dermavant, and $20.1 million associated with Andexxa and Bevyxxa commercial sales.
Cash (used in) provided by investing activities
Cash used in investing activities for the year ended December 31, 2019 was primarily related to purchases of investments of $368.7 million partially offset by proceeds from maturities of investments of $297.3 million.
Cash provided by investing activities of $174.1 million for the year ended December 31, 2018 was primarily related to proceeds from maturities of investments of $435.7 million, partially offset by investment purchases of $259.1 million and fixed asset purchases of $2.6 million.
Cash provided by financing activities
Cash provided by financing activities for the year ended December 31, 2019 was primarily related to net proceeds from our public offering of common stock in August 2019 of $243.9 million, net proceeds from debt issuance of $121.7 million, and net proceeds from the issuance of common stock pursuant to equity awards of $24.9 million.
Cash provided by financing activities of $110.2 million for the year ended December 31, 2018 was primarily related to net proceeds of $95.0 million of royalty-based financing from our agreement with HCR and net proceeds from the issuance of common stock pursuant to equity awards of $15.4 million.
For the cash flow information for the year ended December 31, 2017, please refer to Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed with the SEC on March 1, 2019.
Off-balance sheet arrangements and contractual obligations
The following table summarizes our future contractual obligations as of December 31, 2019:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Contractual Obligations:
Manufacturing and service contracts (1)	$94,526	$143,597	$83,537	$76,150	$397,810
Notes payable, debt and obligation to collaborator (2)	43,060	147,875	155,557	175,353	521,845
Operating lease obligations	4,908	9,650	1,188	—	15,746
Total contractual obligations	$142,494	$301,122	$240,282	$251,503	$935,401

(1)
We are contractually obligated to pay for raw materials procured by our contract manufacturers or for raw materials they have entered into firm orders with their vendors in support of manufacturing process. Our contract manufactures generally plan for and procure such raw materials one year in advance of the commencement of the associated manufacturing campaign.

(2)
For more detailed description of the obligations, see Note 8, "Long Term Obligation" and Note 3, "Revenue Recognition" in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. This line includes estimated future royalty payments, our long-term obligation to collaborator, Daiichi Sankyo and payments for principal and interest related to the secured term loans arrangement made with HCR and Athyrium.

We lease our corporate headquarters, laboratory and other U.S. facilities under an operating lease expiring in March 2023. These leases require us to pay taxes, insurance, maintenance and minimum lease payments.
In addition to the above, we have committed to make potential future milestone payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement by us or our sub-licensees of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $99.5 million have not been recorded on our consolidated balance sheet as of December 31, 2019.

Our commercial manufacturing agreements include cancellable purchase commitments aggregating approximately $77.9 million that are incremental to the amounts shown in the commitment table above. These commitments are 100% cancellable as of December 31, 2019 without any cancellation fee and are not included in the contractual obligations table above as a purchase commitment.
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
The first purchase right was earned by Lonza upon the approval of the Gen 2 process and after the commencement of process transfer activities to an additional new facility in the first quarter of 2019. Lonza exercised their right to purchase 500,000 shares of our common stock at $1.00 per share. For the first purchase right, we marked to market the liability-classified award up to the settlement date using the valuation assumptions described in Note 4, "Fair Value Measurements" in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The second purchase right will be earned by Lonza upon the approval of the drug substance manufactured at the new facility and the number of shares will be determined based on the achievement of specified performance metrics at the new facility. The number of shares subject to the second purchase right is capped at the lesser of either: (1) the number of shares with an aggregate market value of $15.0 million based on a 20 days trailing market value average from the date such purchase right is earned by Lonza, or (2) 500,000 shares. As of December 31, 2019, we have not recognized any expense for the second purchase right because the related performance conditions include a regulatory approval condition and regulatory approvals are not considered probable until actually achieved.
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
While our significant accounting policies are described in more detail in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.
Revenue recognition
Product Revenue, Net and Reserves for Variable Consideration
We recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration to which we are entitled in exchange for those goods or services. We calculate gross product revenues based on the price that we charge to the specialty distributors and wholesalers in the U.S and the customers in the EU. We estimate our net product revenues by deducting from our gross product revenues various forms of variable considerations, which include (a) product returns, (b) estimated government rebates and chargebacks, (c) fees paid to specialty distributors and wholesalers, and (d) cash discounts. Variable consideration requires significant judgment by management. Estimates are assessed each period and updated to reflect current information.

We initially record estimates for these deductions at the time we recognize the related gross product revenue. Our estimates for the expected utilization are based on customer and payor data received from specialty distributors and wholesalers, and historical utilization rates. For a further description of our variable considerations, see Note 2, "Summary of Significant Accounting Policies” in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Collaboration and License Revenue
We enter into collaboration and license agreements for the development and commercialization of our products. The terms of collaboration and license agreements typically include payments to us of one or more of the following: non-refundable or partially refundable upfront or license fees, development, regulatory and commercial milestone payments, manufacturing supply services, partial or complete reimbursement of research and development costs, and royalties on net sales of licensed products. Each of these payments results in collaboration and license revenue, except for royalties on net sales of licensed products, which are classified as royalty revenues. To date, we have not received any royalty revenues.
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
At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or that of the licensee, such as regulatory approvals, are constrained until those milestones are achieved. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration and license revenue in the period of adjustment.
Amounts related to research and development and regulatory activities are recognized as the related services or activities are performed, in accordance with the contract terms. Payments may be made to or by us based on the number of full-time equivalent researchers assigned to the collaboration project and the related research and development expenses incurred. We use internal development projected cost estimates to determine the amount of revenue to record as we satisfy this performance obligation, known as the inputs method.
Inventory
Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. We analyze our inventory levels quarterly and write down inventory that is subject to expiry in excess of expected requirements, that has a cost basis in excess of its expected net realizable value or that is in excess of expected sales requirements. These write downs are recognized as cost of sales. On a quarterly basis, we analyze our estimated production levels for the following twelve-month period, which is our normal operating cycle, and reclassify inventory we expect to use or sell in periods beyond the next twelve months into Inventories, noncurrent portion in our Consolidated Balance Sheets. The bulk drug substance in Andexxa has undergone significant manufacturing specific to their intended purposes at the point they are purchased by us, therefore, we classify BDS as work-in-process inventory.
Clinical trial accruals
All of our clinical trials have been executed with support from contract research organizations and other vendors. We accrue costs for clinical trial activities performed by contract research organizations based upon the estimated amount of work completed on each trial. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the activities to be performed for each patient, the number of active clinical sites and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with contract research organizations and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

Stock-based compensation
We recognize compensation costs related to stock options based on the estimated fair value of the options on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based option is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective options. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the expected term and the price volatility of the underlying stock. The expected term of employee options granted is determined using the simplified method (based on the midpoint between the vesting date and the end of the contractual term). Our estimate of expected volatility is based on our volatility and the weighted average volatility of other companies with similar products under development, market, size and other factors. The expected term of nonemployee options assumes the remaining contractual term of the respective option.
Income taxes
We provide for income taxes under the asset and liability method. Significant estimates are required in determining our income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (temporary differences) at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which it is more likely than not that some portion or all of the deferred tax assets, including net operating losses and tax credits, will not be realized. We periodically re-assess the need for a valuation allowance against our deferred tax assets based on various factors including our historical loss experience by taxing jurisdiction, and forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. Due to a lack of historical earnings and uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2019, we had cash, cash equivalents and investments of $466.2 million consisting of cash and liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
We contract for the conduct of certain clinical development and manufacturing activities with vendors in Europe. We made payments in the aggregate amount of €62.4 million and €89.7 million to our European vendors during the year ended December 31, 2019 and 2018, respectively. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the year ended December 31, 2019, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements and related disclosures included in Part IV, Item 15 of this Annual Report are incorporated by reference into this Item 8.
PORTOLA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Portola Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Portola Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserves for returns on product revenue
Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company had product revenue of $111.6 million for the year ended December 31, 2019, which was net of $20.6 million recorded as a reduction in revenue, which includes estimates of variable consideration for which reserves are established, including reserves for product returns.
Auditing the Company’s measurement of reserves for product returns under its contracts with customers was especially challenging because (1) the calculation involves subjective management assumptions about inventory remaining in the distribution channel as of the balance sheet date (i.e., units held by hospitals) that could be subject to return in future periods under the Company’s returns policy, and (2) the Company has limited commercial sales history on which to base its assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the identified risks related to the Company's process used to determine reserves for returns on product revenue. For example, we tested controls over management’s review of the completeness and accuracy of the data used in the process, the assumptions about customer reorder patterns and units in the channel as of the balance sheet date.
To test the Company's reserves for returns on product revenue, our audit procedures included, among other procedures, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the significant assumptions used by management to estimate its reserves. To test management’s significant assumptions, we inspected agreements with significant customers to evaluate whether such contracts allow for extended rights of return beyond the Company’s standard policy, obtained written representations from members of executive management to assess whether all contract provisions were subject to accounting analyses, including oral or side agreements (if any), examined credit memos issued during and after year end for unusual items or trends not consistent with the Company’s analysis of product returns, performed revenue cutoff testing at period end to assess whether there were unusual trends that should have been considered in the Company’s analysis of product returns, compared the Company’s product shipment reports to distributor sell through information to assess the extent of inventory in the distribution channel and examined hospital reorder information. We also performed sensitivity analyses to assess the effect of changes in assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.
Redwood City, California
February 28, 2020

PORTOLA PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$215,229	$138,951
Short-term investments	214,054	178,013
Restricted cash	3,421	1,062
Trade and other receivables, net	13,547	5,849
Unbilled - collaboration and license revenue	3,783	9,880
Inventories	4,101	7,873
Prepaid and other current assets	7,998	11,699
Total current assets	462,133	353,327
Property and equipment, net	4,264	5,236
Intangible assets	—	7,279
Operating lease right-of-use assets	12,064	—
Inventories, noncurrent portion	56,096	9,645
Long-term investments	36,961	—
Prepaid and other long-term assets	6,965	10,932
Total assets	$578,483	$386,419
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,739	$13,215
Accrued research and development	19,249	19,831
Accrued and other liabilities	49,773	22,310
Deferred revenue, current portion	1,623	1,847
Current portion of notes payable and long-term royalty-based debt	19,034	11,802
Total current liabilities	102,418	69,005
Notes payable, less current portion	43,100	48,298
Long term royalty-based debt, less current portion	162,897	155,256
Long term debt	118,096	—
Long term obligation to collaborator, less current portion	5,060	6,881
Deferred revenue, long-term	4,352	4,488
Long-term portion of lease liabilities	8,850	—
Other long-term liabilities	3,885	11,924
Total liabilities	448,658	295,852
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized at December 31, 2019 and 2018; 77,925 and 66,618 shares issued and outstanding at December 31, 2019 and 2018, respectively	80	68
Additional paid-in capital	1,946,077	1,614,320
Accumulated deficit	(1,816,367)	(1,525,704)
Accumulated other comprehensive income (loss)	35	(283)
Total Portola stockholders’ equity	129,825	88,401
Noncontrolling interest	—	2,166
Total stockholders’ equity	129,825	90,567
Total liabilities and stockholders’ equity	$578,483	$386,419
See accompanying notes

PORTOLA PHARMACEUTICALS, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Product revenue, net	$111,644	$24,117	$—
Collaboration and license revenue	4,996	16,013	22,546
Total revenues	116,640	40,130	22,546
Operating expenses:
Cost of sales	44,378	18,081	415
Research and development	124,627	216,205	203,701
Selling, general and administrative	218,919	151,164	91,109
Total operating expenses	387,924	385,450	295,225
Loss from operations	(271,284)	(345,320)	(272,679)
Interest and other income (expense), net	9,698	13,516	(1,338)
Interest expense	(31,290)	(18,740)	(11,603)
Net loss	(292,876)	(350,544)	(285,620)
Net loss (income) attributable to noncontrolling interest	2,213	321	(470)
Net loss attributable to Portola	$(290,663)	$(350,223)	$(286,090)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(4.06)	$(5.31)	$(4.81)
Shares used to compute net loss per share attributable to Portola common stockholders:
Basic and diluted	71,555,220	66,017,330	59,508,156
See accompanying notes

PORTOLA PHARMACEUTICALS, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(292,876)	$(350,544)	$(285,620)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	318	126	(397)
Comprehensive loss	(292,558)	(350,418)	(286,017)
Comprehensive loss (income) attributable to noncontrolling interest	2,213	321	(470)
Total comprehensive loss attributable to Portola	$(290,345)	$(350,097)	$(286,487)
See accompanying notes

PORTOLA PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest (SRX Cardio)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	56,544	$57	$1,108,832	$(918,345)	$(12)	$2,157	$192,689
Cumulative effect of a change in accounting principal	—	—	84	(84)	—	—	—
Issuance of common stock pursuant to equity award plans	1,450	2	19,641	—	—	—	19,643
Issuance of common stock in connection with public offering, net	7,303	7	379,887	—	—	—	379,894
Stock-based compensation expense	—	—	43,284	—	—	—	43,284
Other comprehensive loss	—	—	—	—	(397)	—	(397)
Net (loss) gain	—	—	—	(286,090)	—	470	(285,620)
Balance at December 31, 2017	65,297	$66	$1,551,728	$(1,204,519)	$(409)	$2,627	$349,493
Adjustment to accumulated deficit due to adoption of ASC 606	—	—	—	29,038	—	—	29,038
Issuance of common stock pursuant to equity award plans	1,321	2	15,387	—	—	—	15,389
Stock-based compensation expense	—	—	47,205	—	—	—	47,205
Other comprehensive income	—	—	—	—	126	—	126
Net loss	—	—	—	(350,223)	—	(321)	(350,544)
Change in noncontrolling interest	—	—	—	—	—	(140)	(140)
Balance at December 31, 2018	66,618	$68	$1,614,320	$(1,525,704)	$(283)	$2,166	$90,567
Issuance of common stock pursuant to equity award plans	2,066	3	39,918	—	—	—	39,921
Issuance of common stock pursuant to public offering, net	9,241	9	243,931	—	—	—	243,940
Stock-based compensation expense	—	—	47,908	—	—	—	47,908
Other comprehensive income	—	—	—	—	318	—	318
Net loss	—	—	—	(290,663)	—	(2,213)	(292,876)
Change in noncontrolling interest	—	—	—	—	—	47	47
Balance at December 31, 2019	77,925	$80	$1,946,077	$(1,816,367)	$35	$—	$129,825
See accompanying notes

PORTOLA PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(292,876)	$(350,544)	$(285,620)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,000	3,102	2,410
Amortization of operating lease right-of-use assets	3,224	—	—
Accretion of discount on investment securities	(1,225)	(1,864)	(235)
Non-cash interest expense	25,371	18,740	11,603
Stock-based compensation expense, net of capitalized labor	52,075	55,360	43,284
Charge associated with our Gen 1 manufacturing process transition	—	10,311	—
Remeasurement (gain) loss on embedded derivatives liabilities	(2,931)	(6,357)	4,562
Provision for excess and obsolete inventories	4,152	2,246	—
Loss on impairment and provision for excess and obsolete inventories of Bevyxxa asset group	27,451	—	—
Loss on impairment of SRX intangible asset	3,151	—	—
Others	195	15	52
Changes in operating assets and liabilities:
Inventories	(58,830)	(12,612)	(1,099)
Trade and other receivables, net	(7,698)	607	(3,750)
Unbilled - collaboration and license revenue	6,097	(3,186)	—
Prepaid and other current assets	3,812	(7,496)	235
Prepaid and other long-term assets	(3,813)	(10,968)	(4,395)
Accounts payable	(2,652)	1,881	(5,242)
Accrued research and development	(582)	(25,142)	21,155
Accrued and other liabilities	17,668	3,514	8,576
Deferred revenue	(360)	(1,288)	(15,796)
Notes payable and long term royalty-based debt	(13,152)	(1,412)	—
Other long-term liabilities	—	(965)	(865)
Net cash used in operating activities	(237,923)	(326,058)	(225,125)
Investing activities
Capital expenditures, net	(1,544)	(2,559)	(1,236)
Purchase of intangible assets	—	—	(5,000)
Purchases of investments	(368,747)	(259,083)	(575,624)
Proceeds from maturities of investments	297,289	435,723	353,088
Net cash (used in) provided by investing activities	(73,002)	174,081	(228,772)
Financing activities
Proceeds from debt issuance, net	121,703	95,000	47,444
Proceeds from issuance of common stock from public offering, net	243,941	—	379,894
Proceeds from issuance of common stock pursuant to equity award plans	24,896	15,389	19,642
Payments of long-term obligation to collaborator	(976)	—	—
Other	—	(140)	—
Net cash provided by financing activities	389,564	110,249	446,980
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	78,637	(41,728)	(6,917)
Cash, cash equivalents and restricted cash at beginning of period	140,013	181,741	188,658
Cash, cash equivalents and restricted cash at end of period	$218,650	$140,013	$181,741
See accompanying notes

PORTOLA PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
1. Organization
Portola Pharmaceuticals, Inc. (the “Company” or “we” or “our” or “us”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic disorders and inflammation for patients who currently have limited or no approved treatment options. We were incorporated in September 2003 in Delaware. Our headquarters is located in South San Francisco, California. We have operations in the United States and in Europe, and we operate in one segment.

Our lead product, Andexxa [coagulation factor Xa (recombinant), inactivated-zhzo], which we are marketing under the brand name of Ondexxya in Europe, is the first and only antidote approved by the U.S. Food and Drug Administration (“FDA”) and the European Commission (“EC”), respectively, for patients treated with rivaroxaban or apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding. Bevyxxa (betrixaban) is an oral, once-daily Factor Xa inhibitor approved by the FDA for the prevention of venous thromboembolism (“VTE”) in adult patients hospitalized for an acute medical illness. We are conducting clinical trials on cerdulatinib, an investigational oral, dual spleen tyrosine kinase (“SYK”) and Janus kinase (“JAK”) inhibitor in development to treat hematologic cancers.
Public Offerings
In August 2019, we completed an underwritten public offering of 9,241,072 shares of our common stock, which included 1,205,357 shares of common stock issued pursuant to the over-allotment option granted to our underwriters, at a public offering price of $28.00 per share. The total proceeds from the offering and over-allotment, net of underwriting discounts and commissions of approximately $14.2 million, were approximately $244.5 million. After deducting offering expenses of approximately $0.6 million, net proceeds to us were approximately $243.9 million.
2. Summary of Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying Consolidated Financial Statements include the accounts of Portola, our wholly owned subsidiaries and SRX Cardio,LLC (“SRX Cardio”) that is a variable interest entity (a “VIE”) for which Portola was deemed, under applicable accounting guidance, to be the primary beneficiary. During the third quarter of 2019, we deconsolidated SRX Cardio, a VIE we had consolidated since 2015, and as such, we do not have any consolidated VIE as of December 31, 2019. All intercompany transactions and balances have been eliminated upon consolidation.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses in the Consolidated Financial Statements and the accompanying notes. On an ongoing basis, management evaluates its estimates. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase.
Cash as Reported in Consolidated Statements of Cash Flows
Cash as reported in the consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash. As of December 31, 2019, restricted cash represents cash restricted for royalty payments to HealthCare Royalty Partners and its Affiliates (“HCR”) and cash held as a security deposit for our office lease in Europe.

Cash as reported in these consolidated statements of cash flows consists of the following (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$215,229	$138,951	$181,568
Restricted cash (SRX Cardio)	—	30	173
Restricted cash for royalty payments to HealthCare Royalty Partners and its affiliates ("HCR")	3,375	1,032	—
Restricted cash (Lease)	46	—	—
Total cash balance in consolidated statements of cash flows	$218,650	$140,013	$181,741

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
Concentration of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, trade and other receivables, receivables from collaborations, and investments. Our investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents and investments and issuers of investments to the extent recorded on the consolidated balance sheets.
Trade receivables and receivables from collaborations are typically unsecured and are concentrated in the pharmaceutical industry. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical companies or specific to our collaboration agreements. To date, we have not experienced any losses related to these receivables.
We are dependent on third-party manufacturers to manufacture our drugs and drug candidates. In particular, we rely and expect to continue to rely on a small number of manufacturers to supply us with the requirements for the bulk drug substance and active pharmaceutical ingredients related to our drugs and drug candidates. We could be adversely affected by a significant interruption in the supply of bulk drug substance and active pharmaceutical ingredients.
Trade Receivables
Trade receivables are recorded net of estimates of variable consideration for which reserves are established and which result from chargebacks for government and other programs, discounts that are offered within contracts between us and a limited number of specialty distributors and wholesalers in the United States and hospitals and clinics in the EU (“Customers”) and fees for distribution services. Estimates for chargebacks for government and other programs are based on contractual terms, historical trends and our expectations regarding the utilization rates for these programs. Estimates for discounts and fees are based on contractual terms and our expectation regarding customers earning the discounts and fees. Estimates of our allowance for doubtful accounts are determined based on existing contractual payment terms, historical payment patterns of our customers and individual customer circumstances. Historically, estimates for uncollectible accounts receivable has been insignificant and we have not recorded any reserves.
Inventories
Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. To the extent inventories are not scheduled to be sold within twelve months of the balance sheet date, it is reported as inventories, noncurrent portion in our Consolidated Balance Sheets.

Prior to the regulatory approval of our product candidates, we incur expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products. Until the first reporting period when regulatory approval has been received, we record all such costs as research and development expense. Beginning in the fourth quarter of 2017, we began to capitalize inventory costs associated with Bevyxxa when it was determined that the inventory had a probable future economic benefit after Bevyxxa received the FDA approval in June 2017. This inventory capitalization process began to be applied to Andexxa Gen 1 and Gen2 supply upon their approval dates of May 3, 2018 and December 31, 2018, respectively.
We assess our inventory levels each reporting period and write-down inventory that is expected to be at risk for expiration, that has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. In evaluating the sufficiency of our inventory reserves or liabilities for firm purchase commitments, we also take into consideration our firm purchase commitments for future inventory production. If we were to decide to cancel our manufacturing commitment, such cancellation would trigger the payment of a cancellation fee. If we project to have excess inventories and that it would be more cost-efficient to pay the cancellation fee, we may accrue the cancellation fee as a liability. Our assessment of excess inventories, including future firm purchase commitments, requires management to utilize judgment in formulating estimates and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates and assumptions. When we recognize a loss on such inventory or firm purchase commitments, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis. If inventory with a lower cost basis is subsequently sold, it will result in higher gross margin for those sales. The portion of our inventory that is most at risk for product dating issues is the finished goods inventory.
The bulk drug substance in Andexxa has undergone significant manufacturing specific to its intended purposes at the point it is are purchased by us, therefore, we classify BDS as work-in-process inventory.
Customer Concentration
During the year ended December 31, 2019, we had four Andexxa specialty distributor customers who each accounted for 10% or more of total net revenues, and no collaboration revenue customers who each accounted for more than 10% of total net revenues. As of December 31, 2019, we had four Andexxa specialty distributor customers who each accounted for 10% or more of total trade and other receivables, and two collaboration revenue customers who each accounted for more than 10% of total unbilled - collaboration and license revenue.
During the year ended December 31, 2018, we had three Andexxa specialty distributor customers who each accounted for 10% or more of total net revenues, and two collaboration revenue customers who each accounted for 10% or more of total net revenues. As of December 31, 2018, we had three Andexxa specialty distributor customers who each accounted for 10% or more of total trade and other receivables, and two collaboration revenue customers who each accounted for more than 10% of total unbilled - collaboration and license revenue.
During the year ended December 31, 2017, we had four collaboration revenue customers who each accounted for 10% or more of total net revenues.
Intangible Assets
Intangible assets as of December 31, 2018 include an in-process research and development asset related to our consolidated VIE and a milestone payment made to Takeda Pharmaceutical Company Ltd. ("Takeda") upon FDA approval of Bevyxxa. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We have a zero balance for intangible assets as of December 31, 2019. During 2019, SRX Cardio was deconsolidated and the related in-process research and development asset was derecognized. Also during 2019, the intangible asset related to the milestone payment to Takeda was fully impaired. Throughout 2019, we engaged with potential business collaborators for Bevyxxa. In the fourth quarter of 2019, we determined that it was unlikely that we will find a viable partner. Accordingly, we have begun to wind down Bevyxxa operations to eliminate future operational and financial obligations. We no longer expect to commercialize Bevyxxa or support any further development efforts.
Property and Equipment
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

Impairment of Long-Lived Assets
We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Specific potential indicators of impairment include a significant decrease in the fair value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that affects the value of an asset, an adverse action or assessment by the FDA or another regulator or a projection or forecast that demonstrates continuing losses associated with an income-producing asset. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. See Note 14, "Costs from Wind Down of Bevyxxa Activities" for additional details of charges recorded in 2019 related to the wind down of the Bevyxxa-related activities.
Revenue Recognition
On January 1, 2018, we adopted Accounting Standards Codification (“ASC”), Topic 606 (ASC 606), Revenue from Contracts with Customers, (created by Accounting Standards Update ("ASU") 2014-09) using the modified retrospective method to all contracts that were not completed as of January 1, 2018. Pursuant to ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
Product Revenue, Net
Our product revenue consists of the U.S. sales of Andexxa and Bevyxxa, which we began shipping to customers in May 2018 and January 2018, respectively, and the EU sales of Ondexxya, which we began shipping to customers in July 2019. Prior to January 2018 we had no product revenues. We sell Andexxa and Bevyxxa to a limited number of specialty distributors and wholesalers in the United States, and Ondexxya primarily to hospitals and clinics, many of which are government-owned or supported in the EU (“Customers”). Our Customers in the United States subsequently resell our products to hospitals, pharmacies and long-term care centers. In addition to distribution agreements with Customers, we enter into arrangements with payors that provide for government-mandated and/or privately negotiated chargebacks, rebates, distribution costs and discounts with respect to the purchase of our products. Our payment terms are approximately 30 days for Andexxa in the United States and consistent with prevailing practice in the EU markets.
We recognize revenue from product sales when control of the product transfers, generally upon shipment or delivery, to the Customer. Upon recognition of revenue from product sales, reserves are made for various forms of variable consideration, which include expected product returns, government rebates such as Medicaid reimbursements, government and other chargebacks, distributor fees and customer incentives such as cash discounts for prompt payment and other distributor costs. Liabilities for expected product returns and government rebates are classified as “Accrued and other liabilities”in our Consolidated Balance Sheets. Government and other chargebacks, distributor fees and customer discounts are recorded as a reduction to “Trade and other receivables, net” in our Consolidated Balance Sheets.
Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method under ASC 606 for relevant factors. These factors include current contractual and statutory requirements, specific known historical data, specific known market events and trends, and/or forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts.
The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. For product revenue reserves established for the sales made in the prior period, please see Note 3, "Revenue Recognition".

We expense incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that we would have recognized is one year or less. To date, we have not incurred any such costs.
Reserves for Variable Consideration
Product Returns: We generally offer Customers a right of return based on the product’s expiration date and certain spoilage instances for product that has been purchased from us. We estimate the amount of our product sales that may be returned by our Customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized. Our estimates for expected returns are based primarily on an ongoing analysis of our historical return patterns, our own sales information and our visibility into the inventory remaining in the distribution channel.
Chargebacks: Chargebacks are discounts that occur when contracted customers, which currently consist primarily of Public Health Service institutions, Federal government entities purchasing via the Federal Supply Schedule, and group purchasing organizations, purchase directly from our specialty distributors and wholesalers at a discounted price. The specialty distributors and wholesalers, in turn, charge us back the difference between the price initially paid by them and the discounted price paid by the healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and receivables. We generally issue credits for such amounts within a few weeks of the Customer’s notification to us of the resale. Reserves for chargebacks consist of (i) credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period end that we expect will be sold to qualified healthcare providers, and (ii) chargebacks that Customers have claimed but for which we have not yet issued a credit.
Distributor Fees: Under our inventory management agreements with our Customers, we pay the specialty distributors and wholesalers a fee primarily for compliance with certain contractually determined covenants such as the maintenance of agreed upon inventory levels. These distributor fees are based on a contractually determined fixed percentage of sales.
Discounts: We estimate cash discounts based on contractual terms, historical customer payment patterns and our expectations regarding future Customer payment patterns.
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
Cost of Sales
Cost of sales represents primarily the costs associated with manufacturing of Andexxa and Bevyxxa, amortization of an intangible asset associated with a capitalized milestone payment made to Takeda upon FDA approval of Bevyxxa, and fixed costs to our contract manufacturers, if any, for anticipated shortfall in product demand relative to committed volumes. We periodically analyze our inventory levels, and write-down inventory for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. See Note 14, "Costs from Wind Down of Bevyxxa Activities" for additional details of charges recorded in 2019 related to the wind down of the Bevyxxa related activities.
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

Stock-Based Compensation
Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award. The compensation cost is recognized as expense on a straight-line basis over the vesting period for options and restricted stock units (“RSUs”) and on an accelerated basis for performance stock options (“PSOs”), market-based performance stock units (“M-PSUs”) and performance-based stock units (“PSUs”). For stock option grants including PSOs, we use the Black-Scholes option pricing model to determine the fair value of stock options. This model requires us to make assumptions such as expected term and volatility that determine the stock options fair value. We are also required to make estimates as to the probability of achieving the specific performance criteria underlying the PSOs and PSUs. For M-PSU awards, we use the Monte-Carlo option pricing model to determine the fair value of awards at the date of issue. The Monte-Carlo option-pricing model uses similar input assumptions as the Black-Scholes model; however, it further incorporates into the fair-value determination the possibility that the performance-based market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is ultimately satisfied. Compensation cost is not reversed if the achievement of the market condition does not occur. For RSU and PSU awards, we base the fair value of awards on the closing market value of our common stock at the date of grant. Upon our adoption of Accounting Standards Update ("ASU") No. 2016-9, Improvements to Employee Share-Based Payment Accounting, on January 1, 2017, we made an accounting policy election to account for the forfeitures as they occur. After our adoption of ASU No. 2018-7, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, as of January 1, 2019, compensation costs for nonemployee awards are fixed at the grant date.
BMS and Pfizer Promissory Notes, HCR Royalty-based Financing, and Interest Expense
Notes payable and long-term royalty-based debt are eligible to be repaid based on royalties from our Andexxa net sales. Interest expense is accrued using the effective interest rate method over the estimated period the related debts will be paid. This requires us to estimate the total amount of future royalty payments to be generated from product sales by jurisdiction over the life of the agreements. Consequently, we impute interest on the carrying value of the Notes payable and long-term royalty-based debt and record interest expense using an imputed effective interest rate. We reassess the expected royalty payments each reporting period and account for any changes through an adjustment to the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our Notes payable and royalty-based debt. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long term classification of the debt carrying values, as well as the period over which debt issuance costs will be amortized.
Embedded Derivatives Related to Debt Instruments
Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the debt instrument. Under our Notes payable agreement with BMS and Pfizer and the credit agreement with HCR and Athyrium, upon the occurrence of a change in control, we are required to make accelerated payments of the borrowings to BMS and Pfizer, and we are required to make accelerated payments of the borrowings and a prepayment penalty to HCR and Athyrium. These prepayments and prepayment penalty are considered embedded derivatives, as the holder of the loans may exercise the option to require prepayment by us. The embedded derivatives are classified as "Other long-term liabilities" in our Consolidated Balance Sheets. We remeasure the embedded derivatives each reporting period and report changes in the estimated fair value as gains or losses in "Interest and other income (expense), net" in our Consolidated Statements of Operations.
Income Taxes
We provide for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between our consolidated financial statement reporting and tax basis of assets and liabilities and net operating loss and credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized. The recognition, derecognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the reporting date. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the underpayment of income taxes.

Foreign Currency Transactions and Translations
We have certain transactions denominated in currencies other than our functional currencies, and, as a result, are exposed to changes in foreign currency exchange rates. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within interest and other income (expense), net in our consolidated statements of operations.

Non-U.S. entity operations are recorded in the functional currency of each entity. Results of operations for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency rates. Assets and liabilities are translated using currency rates at period end. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.
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
Net Loss (Income) Attributable to SRX
Net loss (income) attributable to SRX represents the results of operations of SRX during the periods in which we were deemed to be the primary beneficiary of SRX and consolidated the statements of operations and financial condition of SRX into our Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted

In September 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU implements an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses, and applies to most financial assets measured at amortized cost, such as trade and other receivable, and certain other instruments, such as available-for-sale debt securities. Entities are required to estimate expected credit losses over the life of financial assets and record an allowance against the assets’ amortized cost basis to present them at the amount expected to be collected. Additionally, the guidance amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2019. We do not expect the adoption of this standard to have a material effect on our Consolidated Financial Statements.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative arrangements (Topic 808): Clarifying the interaction between Topic 808 and Topic 606. ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. For public business entities, these amendments are effective for fiscal years beginning after December 2019, and interim periods therein. We do not expect the adoption of this standard to have an effect on our Consolidated Financial Statements.
Recent Accounting Pronouncements Adopted
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use ("ROU") asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). We adopted this new standard effective January 1, 2019, using the optional transition method, which allows us to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit at the date of adoption and apply the new disclosure requirements beginning in the period of adoption. Our adoption of the standard added approximately $2.1 million in ROU assets and $3.3 million in lease liabilities to our Consolidated Balance Sheet upon adoption and did not significantly impact financial results.
The new standard provides a number of optional practical expedients and we elected the following:
Transition Elections. We elected the package of practical expedients that permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs. We also elected the practical expedient to not separate lease and non-lease components to new or modified leases beginning on or after the adoption date. That is, we will account for each separate lease component of a contract and its associated non-lease components as a single lease component.
Ongoing Accounting Policy Elections. We elected the short-term lease recognition exemption whereby ROU assets and lease liabilities will not be recognized for leasing arrangements with terms less than one year.
In June 2018, the FASB issued ASU No. 2018-7, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. We adopted this new standard effective January 1, 2019. Adoption of this standard did not result in an adjustment to our opening balance of accumulated deficit at the date of adoption, and did not significantly impact our Consolidated Financial Statements.
3. Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The following tables present our revenues disaggregated by timing of transfer of goods or services (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Product Revenue, net	Collaboration and License Revenue	Total	Product Revenue, net	Collaboration and License Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$111,644	$—	$111,644	$24,117	$—	$24,117
Transferred over time	—	4,996	4,996	—	16,013	16,013
Total	$111,644	$4,996	$116,640	$24,117	$16,013	$40,130

The following table presents our net product revenues disaggregated by geographic region (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$104,708	$24,117	$—
Europe	6,936	—	—
Total revenues	$111,644	$24,117	$—

Net product revenues are attributed to geographic region based on the bill-to location. Collaboration and license revenues are all attributed to the United States based on the location of our collaboration partners’ headquarters.
Product Revenue, Net
To date, our sources of product revenue have been from the U.S. sales of Andexxa and Bevyxxa, which we began shipping to customers in May 2018 and January 2018, respectively, and from the EU sales of Ondexxya, which we began shipping to customers in July 2019. No costs to obtain or fulfill the contracts have been capitalized. For the year ended December 31, 2019 and 2018, we recorded a total of $20.6 million and $3.6 million, respectively, as a reduction to revenue consisting primarily of reserves for product returns, chargebacks and estimated distribution fees.

Product Revenue Reserves
The activities and ending reserve balances for each significant category of product revenue reserves (which constitute variable considerations) were as follows (in thousands):

	Returns	Chargebacks	Others	Total
Balance at December 31, 2017	$—	$—	$—	$—
Provision related to sales made in:
Current period	2,611	289	633	3,533
Prior period	—	—	—	—
Payments and customer credits issued	(2,312)	(113)	(409)	(2,834)
Balance at December 31, 2018	$299	$176	$224	$699
Provision related to sales made in:
Current period	10,254	4,026	3,988	18,268
Prior period	2,373	—	—	2,373
Payments and customer credits issued	(5,366)	(3,303)	(1,550)	(10,219)
Balance at December 31, 2019	$7,561	$899	$2,661	$11,121

Collaboration and License Revenue
The following table presents changes in our contract assets and liabilities for the year ended December 31, 2019 (in thousands):

	Balance at Beginning of Period	Addition	Deduction	Balance at End of Period
Contract assets:
Unbilled - collaboration and license revenue	$9,880	$5,628	$(11,725)	$3,783
Total contract assets	$9,880	$5,628	$(11,725)	$3,783

Contract liabilities:
Deferred revenue	$6,335	$2,628	$(3,445)	$5,518
Total contract liabilities	$6,335	$2,628	$(3,445)	$5,518
Significant changes in the contract liabilities balances during the period are as follows (in thousands):

Year Ended December 31, 2019
Revenue recognized according to the current period performance that was included in the contract liability at the beginning of the period	$884

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2019 (in thousands):

Collaborator	Transaction Price Allocated to the Remaining Performance Obligation as of December 31, 2019	Expected Year By Which Revenue Recognition Will Be Completed	Percentage of Revenue Recognized
BMS and Pfizer - 2016 agreement	$451	2021	96%
Daiichi Sankyo - 2014 agreement	673	2021	98%
Daiichi Sankyo - 2016 agreement	2,355	2025	86%
Bayer - 2016 agreement	1,697	2025	90%
Total	$5,176

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
For the 2014 BMS and Pfizer Agreement, we determined that the duration of the contract began on the effective date in January 2014 and ends upon Andexxa approval in the United States and Europe, which was achieved in 2019. All the performance obligations under this agreement were delivered and we recognized all related revenues by the first quarter of 2019. For the years ended December 31, 2019, 2018, and 2017, we recognized less than $0.1 million, $1.5 million, and $1.8 million, respectively, as license and collaboration revenue under the 2014 BMS and Pfizer Agreement.
For the 2016 BMS and Pfizer Agreement, we determined that the duration of the contract begins on the effective date in February 2016 and ends upon estimated completion of the Andexxa Phase 4 expansion clinical trial in Japan.
We determined that the transaction price of the 2016 BMS and Pfizer Agreement was $10.6 million as of December 31, 2019 which includes routine updates for estimated costs that BMS and Pfizer will incur in developing Andexxa in Japan. In determining the transaction price, we evaluated all the payments to be received during the duration of the contract. As of December 31, 2019, the transaction price included a $15.0 million upfront payment, $5.0 million for acceptance of the Japan New Drug Application (“JNDA”) in Japan, as management expects it to be probable of achievement, $4.3 million of estimated variable consideration for cost-sharing payments from BMS and Pfizer for agreed upon research and development services for clinical trials outside of Japan, and $0.7 million for the cost of Andexxa clinical supply provided to BMS and Pfizer for Andexxa Phase 4 expansion clinical trial in Japan. Our transaction price is reduced by $14.4 million for estimated payments to be made to BMS and Pfizer for costs they will incur in developing Andexxa in Japan. Regulatory approval milestones were fully constrained and therefore are not included in the transaction price, as the receipts of such milestones are outside of our control. In determining whether to constrain other milestones, we considered numerous factors, including whether receipt of the milestones is within our control, contingent upon success in future clinical trials and/or the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to BMS and Pfizer and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

For the year ended ended December 31, 2019, we recognized a $1.1 million reversal of license and collaboration revenue under the 2016 BMS and Pfizer Agreement and recorded $4.8 million as deferred revenue under contract liabilities as of December 31, 2019 on our Consolidated Balance Sheets.

For the year ended December 31, 2018, we recognized $0.8 million as license and collaboration revenue under the 2016 BMS and Pfizer Agreement and recorded $6.3 million as deferred revenue under contract liabilities as of December 31, 2018 on our Consolidated Balance Sheets.

For the year ended December 31, 2017, we recognized $3.1 million as license and collaboration revenue under the 2016 BMS and Pfizer Agreement.
Daiichi Sankyo, Inc. (“Daiichi Sankyo”)
Agreement Terms
In July 2014, we entered into an agreement with Daiichi Sankyo to study the safety and efficacy of Andexxa as a reversal agent to edoxaban, in our Phase 3 and Phase 4 studies (the “2014 Daiichi Sankyo Agreement”). We are responsible for the cost of conducting these clinical studies. Pursuant to our agreement with Daiichi Sankyo we are obligated to provide research, development and regulatory services and to manufacture and supply Andexxa in exchange for an upfront nonrefundable fee of $15.0 million, up to two contingent payments totaling $5.0 million which are payable upon the initiation of our Phase 3 study and achievement of certain events associated with scaling up our manufacturing process to support a commercial launch, and up to four payments totaling $20.0 million which are payable upon acceptance of filing and regulatory approval of Andexxa as a reversal agent to edoxaban by the FDA and the EMA.
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
For the 2014 Daiichi Sankyo Agreement, we determined that the duration of the contract begins on the effective date in July 2014 and ends upon Andexxa approval as a reversal agent to edoxaban in the United States and Europe, which we expect to be achieved in 2021. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. We analyzed the impact of Daiichi Sankyo’s terminating the agreement prior to Andexxa approval and determined that there were substantive non-monetary penalties to Daiichi Sankyo for doing so. We considered quantitative and qualitative factors to reach this conclusion.
We determined that the transaction price of the 2014 Daiichi Sankyo Agreement and October 2016 amendment of this agreement was $34.0 million as of December 31, 2019. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of December 31, 2019, the transaction price included $22.0 million of upfront payments and $12.0 million in milestones already received upon achievement of specified events. As of December 31, 2019, we had $5.5 million of further milestone payments eligible to be included in the transaction price but have determined that achievement of these milestones is not probable and therefore constrained. As part of our evaluation of the constraint, we considered numerous factors, including whether receipt of the milestones is outside of our control and/or contingent upon success in a future clinical trial. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

For the year ended December 31, 2019, we recognized $0.9 million as license and collaboration revenue under the combined 2014 Daiichi Sankyo Agreement and October 2016 amendment and recorded $0.7 million as deferred revenue under contract liabilities as of December 31, 2019 on our Consolidated Balance Sheets. There were no costs incurred to obtain or fulfill the contract.

For the year ended December 31, 2018, we recognized $2.9 million, as license and collaboration revenue under the combined 2014 Daiichi Sankyo Agreement and October 2016 amendment and recorded $1.4 million as Unbilled - collaboration and license revenue as of December 31, 2018 on our Consolidated Balance Sheets. There were no costs incurred to obtain or fulfill the contract.

For the year ended December 31, 2017, we recognized $6.4 million as license and collaboration revenue under the combined 2014 Daiichi Sankyo Agreement and October 2016 amendment.
For the 2016 Daiichi Sankyo Agreement, we determined that the transaction price of the 2016 Daiichi Sankyo Agreement was $16.4 million as of December 31, 2019 which includes routine updates for estimated reimbursable costs to be incurred in future periods. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of December 31, 2019, the transaction price included $5.0 million of upfront payment and $4.5 million of estimated variable consideration for cost-sharing payments from Daiichi Sankyo for agreed upon research and development services incurred and to be incurred outside of Japan including the ESS-study, and $6.9 million of estimated variable consideration for cost-sharing payments from Daiichi Sankyo associated with the development of Andexxa in Japan. As of December 31, 2019, we had $10.0 million of further regulatory milestone payments eligible for achievement, however, regulatory milestones have been fully constrained and thus are not included in the transaction price. In determining whether to constrain these milestones, we considered numerous factors, including whether receipt of the milestones is within our control and/or contingent upon success in future clinical trials. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
For the year ended December 31, 2019, we recognized $2.4 million as license and collaboration revenue under the 2016 Daiichi Sankyo Agreement and recorded $1.6 million as Unbilled - collaboration and license revenue as of December 31, 2019 on our Consolidated Balance Sheets. None of the costs to obtain or fulfill the contract were capitalized.

For the year ended December 31, 2018, we recognized $3.5 million as license and collaboration revenue under the 2016 Daiichi Sankyo Agreement and recorded $3.1 million as Unbilled - collaboration and license revenue as of December 31, 2018 on our Consolidated Balance Sheets. None of the costs to obtain or fulfill the contract were capitalized.

For the year ended December 31, 2017, we recognized $1.1 million as license and collaboration revenue under the 2016 Daiichi Sankyo Agreement.
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
For the year ended December 31, 2019, we recognized less than $0.1 million as license and collaboration revenue under the 2014 Bayer and Janssen Agreement. None of the costs to obtain or fulfill the contract were capitalized.

For the year ended December 31, 2018, we recognized $4.1 million as license and collaboration revenue under the 2014 Bayer and Janssen Agreement and recorded $2.0 million as Unbilled - collaboration and license revenue as of December 31, 2018 on our consolidated balance sheets. None of the costs to obtain or fulfill the contract were capitalized.

For the year ended December 31, 2017, we recognized $5.4 million as license and collaboration revenue under the 2014 Bayer and Janssen Agreement.
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
We determined that the transaction price of the 2016 Bayer Agreement was $16.4 million as of December 31, 2019 which includes routine updates for estimated reimbursable costs to be incurred in future periods. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of December 31, 2019, the transaction price included a $5.0 million upfront payment, $4.5 million of estimated variable consideration for cost-sharing payments from Bayer for agreed upon research and development services incurred and to be incurred outside of Japan including the ESS-study and $6.9 million of estimated variable consideration for cost-sharing payments from Bayer associated with the development of Andexxa in Japan. As of December 31, 2019, we had $10.0 million of further regulatory milestone payments eligible for achievement, however, regulatory milestones have been fully constrained and thus are not included in the transaction price. In determining whether to constrain these milestones, we considered numerous factors, including whether receipt of the milestones is within our control and/or contingent upon success in future clinical trials. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
For the year ended December 31, 2019, we recognized $2.7 million as license and collaboration revenue under the 2016 Bayer Agreement and recorded $2.2 million as Unbilled - collaboration and license revenue as of December 31, 2019 on our Consolidated Balance Sheets. There were no costs incurred to obtain or fulfill the contract.

For the year ended December 31, 2018, we recognized $3.4 million as license and collaboration revenue under the 2016 Bayer Agreement and have recorded $3.5 million as Unbilled - collaboration and license revenue as of December 31, 2018 on our Consolidated Balance Sheets. There were no costs incurred to obtain or fulfill the contract.

For the year ended December 31, 2017, we recognized $1.0 million as license and collaboration revenue under the 2016 Bayer and Janssen Agreement.

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

We identified the following non-contingent deliverables under the agreement, all of which had been satisfied as of December 31, 2016: 1) grant of an exclusive license to develop and commercialize cerdulatinib in topical formulation, excluding oncology; 2) obligation to transfer scientific knowledge and know-how; and 3) obligation to transfer manufacturing knowledge and know-how. Other deliverables referenced in the agreement were either contingent or deemed to be inconsequential and perfunctory. Dermavant has sole responsibility to develop, manufacture and commercialize the product. During the year ended December 31, 2017, we recognized $3.8 million in revenue under this agreement as we completed our obligations under these deliverables. There was no revenue recognized in 2019 and 2018.

Refer to Note 7 “Asset Acquisition and License Agreements” for discussion regarding sublicensing fees due to Astellas Pharma, Inc. (“Astellas”) resulting from this agreement.
4. Fair Value Measurements
Financial assets and liabilities are recorded at fair value. The carrying amounts of our trade and other receivables, receivables from collaborations, prepaid and other current assets, accounts payable, accrued research and development and accrued and other liabilities approximate their fair value due to their short maturities. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. Our embedded derivative liabilities are measured at fair value using a Monte Carlo simulation model or a discounted cash flow model and are included as a component of other long-term liabilities on our consolidated balance sheets. The embedded derivative liabilities are subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income (expense), net, in our consolidated statements of operations, and as remeasurement gain or loss on embedded derivatives liabilities in our consolidated statements of cash flows. The assumptions used in the Monte Carlo simulation model or the discounted cash flow model include: (1) our estimates of both the probability and timing of regulatory approval of Andexxa and other related events; (2) the probability-weighted net sales of Andexxa; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the note.
Our liability-classified Lonza AG (“Lonza”) award, consisting of their first purchase right of our common stock, was measured at fair value using a Black-Scholes model until the settlement date during the first quarter of 2019. Changes in the fair value of the liability-classified Lonza award were recognized as research and development expense in our consolidated statements of operations. The assumptions used in the Black-Scholes model include: (1) expected risk free rate; (2) expected volatility; and (3) expected dividend yield rate. See Note 6, "Contract Manufacturing Agreement" for further information.
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

The following table sets forth the fair value of our financial assets and liabilities (excluding restricted cash) allocated into Level 1 and Level 2 that were measured on a recurring basis (in thousands):

		December 31, 2019				December 31, 2018
	Fair Value Hierarchy	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	Level 1	$23,826	$—	$—	$23,826	$19,500	$—	$—	$19,500
Corporate notes and commercial paper	Level 2	284,410	9	(20)	284,399	166,363	1	(205)	166,159
U.S. Treasury bills and government agency securities	Level 2	96,196	48	(1)	96,243	110,270	1	(81)	110,190
		$404,432	$57	$(21)	$404,468	$296,133	$2	$(286)	$295,849

		December 31, 2019				December 31, 2018
Classified as:		Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Cash equivalents		$153,453	$—	$—	$153,453	$117,837	$1	$(2)	$117,836
Short-term investments		214,029	35	(10)	214,054	178,296	1	(284)	178,013
Long-term investments		36,950	22	(11)	36,961	—	—	—	—
		$404,432	$57	$(21)	$404,468	$296,133	$2	$(286)	$295,849

At December 31, 2019, the remaining contractual maturities of available-for-sale securities classified as short-term investments were less than one year. At December 31, 2019, the remaining contractual maturities of available-for-sale securities classified as long-term investments were more than one year, but less than two years. There have been no significant realized losses on available-for-sale securities for the periods presented. We do not intend to sell the investments with unrealized losses at December 31, 2019, and it is not more likely than not that we will be required to sell those investments with unrealized losses before recovery of their amortized cost bases, which may be maturity. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both December 31, 2019 and December 31, 2018.
Level 3 liabilities are comprised of embedded derivative liabilities as described in Note 8, “Long Term Obligations” and includes a liability-classified Lonza award that was settled in the first quarter of 2019. The estimated fair value of the Notes, long term royalty-based debt and long term debt are discussed in Note 8, "Long Term Obligations". The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative liabilities and Lonza award during the year ended December 31, 2019 (in thousands):

	Embedded derivative liabilities	Lonza award	Total
Balance as of December 31, 2018	$2,497	$9,201	$11,698
Net change in the fair value	(2,931)	5,824	2,893
Addition of derivative related to 2019 Secured Term Loan	4,300	—	4,300
Settlement of Lonza award	—	(15,025)	(15,025)
Balance as of December 31, 2019	$3,866	$—	$3,866

5. Balance Sheet Components
Inventories
Inventories consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Raw materials	$9,504	$279
Work in process	49,307	14,395
Finished goods	1,386	2,844
Total inventories	$60,197	$17,518

Balance Sheet Classification
Inventories	$4,101	$7,873
Inventories, noncurrent portion	56,096	9,645
Total inventories	$60,197	$17,518

We began capitalizing inventory for costs associated with Andexxa Gen 1 and Gen 2 supply upon FDA approval on May 3, 2018 and December 31, 2018, respectively. We began capitalizing inventory for costs associated with Bevyxxa during the fourth quarter of 2018 when it was determined that the inventory had a probable future economic benefit. As of December 31, 2019 and 2018, long-term inventories of $56.1 million and $9.6 million, respectively are classified as prepaid and other long-term assets as these inventories are not expected to be sold within the next twelve months, and the amount is deemed recoverable.
As of December 31, 2019 and 2018, we have made prepayments to manufacturers for the purchase of inventories. We classify prepayments to manufacturers as short or long-term assets based on whether the related inventories are expected to be utilized in the manufacturing process and/or sold within the next twelve months. As of December 31, 2019 and 2018, long-term prepaid manufacturing assets of $4.7 million and $10.9 million, respectively, are classified as prepaid and other long-term assets.
We recorded an excess and obsolescence inventory charge of $17.8 million and $12.6 million to cost of sales during 2019 and 2018, respectively. In developing our inventory reserve estimate, we consider forecasted demand, current inventory levels and our firm purchase commitments. If it is determined that inventory utilization will further diminish based on estimates of demand compared to product expiration, additional inventory write-downs may be required. See Note 14, "Costs from Wind Down of Bevyxxa Activities" for additional details of charges recorded in 2019 related to the planned wind down of the Bevyxxa project.

Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Computer equipment	$1,546	$1,335
Capitalized software	1,940	1,322
Equipment	8,600	8,737
Leasehold improvements and others	8,304	8,143
Total acquisition costs	20,390	19,537
Less accumulated depreciation and amortization	(16,126)	(14,301)
Property and equipment, net	$4,264	$5,236

Accrued and Other Liabilities
Accrued and other liabilities consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Manufacturing related	$11,485	$5,465
Compensation and employee benefits	16,099	10,794
Product revenue reserves	7,680	329
Current portion of lease liabilities	4,715	—
Accruals for sponsorship	4,433	—
Others	5,361	5,722
Total accrued and other liabilities	$49,773	$22,310

6. Contract Manufacturing Agreement
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
The first purchase right was earned by Lonza upon the FDA approval of the Gen 2 process on December 31, 2018 and after Lonza commenced process transfer activities to an additional new facility in the first quarter of 2019. During the first quarter of 2019, Lonza exercised their right to purchase 500,000 shares of our common stock at $1.00 per share. We marked to market the liability-classified award up to the settlement date using the valuation assumptions described in Note 4, “Fair Value Measurements” and recognized $5.8 million of non-employee stock based compensation expense classified as research and development expense during the first quarter of 2019.
The second purchase right will be earned by Lonza upon the approval of the drug substance manufactured at the new facility and the number of shares will be determined based on the achievement of specified performance metrics at the new facility. The number of shares subject to the second purchase rights is capped at the lesser of either: (1) the number of shares with an aggregate market value of $15.0 million based on a 20-day trailing market value average from the date such purchase right is earned by Lonza, or (2) 500,000 shares. As of December 31, 2019, we have not recognized any expense for the second purchase right because the related performance conditions include a regulatory approval condition and regulatory approvals are not considered probable until actually achieved.
7. Asset Acquisition and License Agreements
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
During 2019, the exclusive license agreement signed in September 2016 was formally terminated, and SRX Cardio was deconsolidated from our consolidated financial statements as of September 30, 2019. As such, during 2019, we recorded (1) a full impairment charge of $3.2 million related to the in-process research and development intangible asset, which was recorded in research and development expense, and (2) a gain of $2.3 million for the de-recognition of the contingent milestone payable to SRX Cardio associated with the licensed hypercholesterolemia program, which was recorded in net loss attributable to noncontrolling interest in our consolidated financial statements. In addition, upon deconsolidation, we recorded a loss of $76 thousand which was measured as a difference between the carrying amount of noncontrolling interest in SRX and the carrying amount of SRX’s net assets. There was no fair value associated with consideration received or any retained noncontrolling interest in SRX upon the deconsolidation. In addition, our discontinuance of the hypercholesterolemia program from SRX was not a development that represented a significant strategic shift that has a material impact on our operations and financial results. As such, the deconsolidation of SRX was not presented as a discontinued operation in our consolidated financial statements for 2019.
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
In December 2017, we out-licensed exclusive rights to cerdulatinib in topical formulation, excluding oncology, to Dermavant Sciences GmbH (“Dermavant”). Twenty percent of the milestone payments received from Dermavant are payable to Astellas. We recognized research and development expense in our consolidated statement of operations of $0.8 million and $1.8 million for the periods ended December 31, 2018 and 2017, respectively, associated with our payment obligation to Astellas. There was no research and development expense incurred during 2019 because we did not earn any associated milestone from Dermavant during 2019.
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
The upfront cash receipt of $50.0 million is recorded as Notes payable at issuance. We are accruing for interest over the term of the Notes. The carrying values of the Notes payable includes accrued interest of $10.7 million and $7.6 million at December 31, 2019 and 2018, respectively.
Our payment obligations for BMS and Pfizer Promissory Notes are as follows (in thousands):

	December 31, 2019	December 31, 2018
Total repayment obligations	$62,500	$62,500
Less: interest to be accreted in future periods	(5,565)	(8,643)
Less: payments made	(5,374)	(497)
Carrying value of notes payable	51,561	53,360
Less: current portion of royalties	(8,461)	(5,062)
Non-current portion of notes payable	$43,100	$48,298

We evaluated the features of the Notes and determined that certain features require acceleration of payments such as pursuant to a change of control. We determined that these features (embedded derivatives) require bifurcation and fair value recognition. We determined the fair value of each derivative using a Monte Carlo simulation model taking into account the probability of these events occurring and potential repayment amounts and timing of such payments that would result under various scenarios (see Note 4, “Fair Value Measurements”, to these Consolidated Financial Statements). We will remeasure the embedded derivatives to fair value each reporting period until the repayment, termination or maturity of the Notes. For the years ended December 31, 2019 and 2018, we recognized a gain of $1.6 million and a loss of $0.4 million, respectively, upon remeasurement of the embedded derivatives.

The estimated fair value of the Notes at December 31, 2019 and December 31, 2018 was $47.3 million and $53.2 million, respectively, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 4, “Fair Value Measurements”, to these Consolidated Financial Statements.
Royalty-based Financing
In February 2017, we entered into a purchase and sale agreement (the “Royalty Sales Agreement”) with HCR whereby HCR acquired a term royalty interest in future worldwide net sales of Andexxa. We received $50.0 million upon closing and received an additional $100.0 million following the U.S. regulatory approval of Andexxa in May 2018. We are required to pay royalties to HCR based on tiered net worldwide sales of Andexxa in a range of 8.46% to 4.19%. The applicable rate decreases start when worldwide net annual sales levels are above $150.0 million. Total royalty payments are capped at 195% of the funding received less certain transaction expenses, or $290.6 million.
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
The effective interest rate for the HCR royalty-based debt as of December 31, 2019 was 11.4%. We are accruing for interest over the term of the royalty-based debt. The carrying value of the royalty-based debt includes accrued interest of $44.4 million and $22.9 million, net of unamortized debt discount of $5.9 million and $6.8 million, at December 31, 2019 and December 31, 2018, respectively.
Our payment obligations for HCR royalty-based debt are as follows (in thousands):

	December 31, 2019	December 31, 2018
Total repayment obligations	$290,550	$290,550
Less: interest to be accreted in future periods	(104,268)	(125,851)
Less: payments made	(9,069)	(816)
Carrying value of long term royalty-based debt	177,213	163,883
Less: current portion of royalties	(14,316)	(8,627)
Non-current portion of long term royalty-based debt	$162,897	$155,256

We determined that certain features, such as the variability in the royalty payments based upon the timing of regulatory approval, were embedded derivatives that required bifurcation from the royalty-based debt instrument. Upon the Andexxa Gen 2 FDA approval on December 31, 2018, it was determined that there was no longer a derivative associated with the debt contract.
The estimated fair value of the royalty-based debt at December 31, 2019 and December 31, 2018 was $142.0 million and $154.2 million, respectively, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model with inputs as described in Note 4, “Fair Value Measurements”, to these Consolidated Financial Statements.
Secured Term Loans
In February 2019, we entered into a credit agreement (the “Credit Agreement”) with HCR and Athyrium Opportunities III Acquisition LP (“Athyrium”) whereby we received the first tranche of $62.5 million in March 2019 and the second tranche of $62.5 million in November 2019 (collectively, “Secured Term Loans”).
All obligations under the Credit Agreement are due on February 28, 2025 with certain scheduled payments of the principal starting from March 31, 2022. The outstanding principal balance of the loans bear interest at 9.75% per annum. The loans are secured by substantially all of our assets. The Credit Agreement contains certain covenants that, among others, require us to deliver financial reports at designated times of the year and limit or restrict our ability to incur additional indebtedness or liens, acquire, own or make any investments, pay cash dividends or enter into certain corporate transactions, including mergers and changes of control, and require us to maintain $50.0 million of cash. Violating covenants would put us in default and the lenders would then have the option to demand repayment plus certain penalties or allow us to continue to service the Secured Term Loans, but at the default interest rate of 12.75%. As of December 31, 2019, we were not in violation of any covenants.

For the year ended December 31, 2019, we accrued interest of $6.3 million and we paid in cash interest of $5.6 million under the Secured Term Loans. Upon the closing of the Credit Agreement, we incurred fees of $2.8 million to HCR and Athyrium and other debt issuance cost of $0.5 million. Loan origination fees and debt issuance costs are netted against the loan balance and are amortized over the contractual term of the loan using the effective interest method. The weighted average effective interest rate was 11.5% as of December 31, 2019.
The future principal maturities of our Secured Term Loans for each of the next five years are as follows (in thousands):

Year ended December 31,
2022	$19,231
2023	19,231
2024	19,231
Thereafter	67,307
Total	$125,000

We evaluated the terms of the loans and determined that one feature could require acceleration of payments and a prepayment penalty (make-whole provision) upon a change of control if it occurs prior to the 30-month anniversary period from the funding date in March 2019. We determined that this feature (embedded derivative) requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using a discounted cash flow model taking into account the probability of a change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 4, “Fair Value Measurements”, to these Consolidated Financial Statements. We will remeasure the embedded derivative to fair value each reporting period until the make-whole provision lapses 30 months after the funding date of March 2019. For the year ended December 31, 2019, we recognized a gain of $1.4 million upon remeasurement of the embedded derivatives.
The estimated fair value of long-term debt at December 31, 2019 was $123.7 million, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a discounted cash flow model with inputs consistent with those used in determining the embedded derivative values as described in Note 4, “Fair Value Measurements” to these Consolidated Financial Statements.
9. Commitments and Contingencies
We conduct product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. We have contractual arrangements with these organizations; however, these contracts are cancelable on 30 days-notice and our obligations under these contracts are largely based on services performed with the exception of our contract manufacturers. Non-cancelable purchase commitments with contract manufacturing organizations amount to $94.5 million, $101.7 million and $41.8 million, for services to be performed in 2020, 2021, and 2022, respectively.
Facility Leases
We lease our corporate, laboratory and other facilities under an operating lease, which has been subject to several amendments necessary to secure additional space and extend the lease term through March 2023. The facility lease agreement, as amended, contains scheduled rent increases over the lease term. Lease expense was $3.6 million, $2.1 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our future minimum commitments under our non-cancelable operating leases are disclosed in Note 13, "Leases" to these consolidated financial statements.
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

Contingencies
While there are no material legal proceedings we are aware of, there is one matter described below, and we may become party to various additional claims and complaints arising in the ordinary course of business. Management does not believe that any ultimate liability resulting from any of these claims will have a material adverse effect on its results of operations, financial position, or liquidity. However, management cannot give any assurance regarding the ultimate outcome of these claims, and their resolution could be material to operating results for any particular period, depending upon the level of income for the period.
We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, it is not possible to determine the outcome of these matters, and we cannot reasonably estimate the maximum potential exposure or the range of possible loss. We did not recognize any accruals for the action described below in our Consolidated Balance Sheets as of December 31, 2019 and 2018, as we did not believe losses were probable.

Legal Proceedings
On January 16, 2020, a stockholder filed a putative class action against the Company and certain officers (the “Defendants”) in the U.S. District Court for the Northern District of California, captioned Hayden v. Portola Pharmaceuticals, Inc., et al., No. 3:20-cv-00367-VC (N.D. Cal.).  On February 7, 2020, another stockholder filed a related putative class action against Defendants, captioned McCutcheon v. Portola Pharmaceuticals, Inc., et al., No. 3:20-cv-00949 (N.D. Cal.).
The stockholder plaintiffs allege that the Defendants violated the antifraud provisions of the Securities Exchange Act by making misrepresentations and omissions in public disclosures concerning the Company’s sales of andexanet alfa, marketed as Andexxa in the United States and Ondexxya in Europe, between May 8, 2019 and January 9, 2020.  Specifically, plaintiffs allege that the Defendants made materially false and/or misleading statements about the demand for Andexxa, and usage of Andexxa by hospitals and healthcare organizations. Plaintiffs also allege that the Defendants made materially false and/or misleading statements about the Company’s accounting for its reserve for returns, and that the Defendants failed to disclose that the Company was shifting from a short-dated version of Andexxa to a longer-dated version, impacting the reserve for returns and impacting revenue for the Company. The Plaintiffs contend that the alleged fraud was revealed on January 9, 2020, when the Company announced its preliminary unaudited financial results for the fourth quarter of 2019.  A lead plaintiff has not yet been appointed, and the Company has not yet responded to the complaints.
The plaintiffs seek to recover unspecified monetary relief, interest, and attorneys’ fees and costs.  Given the early stage of these proceedings, we cannot presently predict the likelihood of obtaining dismissal of the case, nor can we estimate the possible loss or range of loss at this time.
10. Stock-Based Compensation
Equity Incentive Plan
In January 2013, our Board of Directors adopted our 2013 Equity Incentive Plan (“2013 Plan”), which became effective upon the closing of our IPO in May 2013. As of December 31, 2019, we are authorized to issue 21,628,351 shares of common stock under the 2013 Plan. The 2013 Plan had 6,640,145 shares of common stock available for future issuance as of December 31, 2019, subject to automatic annual increases each January 1st and will continue through January 1, 2023. The automatic annual share increase is equal to 5% of the total number of outstanding shares of our common stock on December 31st of the preceding fiscal year, unless our Board of Directors elects to forego or reduce such increase. Further, all remaining shares available under the 2003 Equity Incentive Plan, or the 2003 Plan, were transferred to the 2013 Plan upon adoption. The 2013 Plan provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards to employees, officers, directors and consultants.
In July 2017, our Board of Directors adopted an Inducement Plan (“2017 Plan”) with 1,500,000 shares authorized for issuance to new employees entering into employment with Portola in accordance with Nasdaq Listing Rule 5635(c)(5). In December 2018, our Board of Directors authorized an additional 1,000,000 shares under the 2017 Plan, bringing the total to 2,500,000 shares, for issuance to new employees entering into employment with Portola in accordance with NASDAQ Listing Rule 5635(c)(5). The 2017 Plan had 1,132,267 shares of common stock available for future issuance as of December 31, 2019.

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
The following table summarizes stock option activity under our 2013 Plan and 2017 Plan, and related information during the year ended December 31, 2019:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share
Balance at December 31, 2018	7,507,690	$33.25
Options granted	2,199,307	27.74
Options exercised	(916,157)	21.32
Options canceled	(1,242,404)	38.62
Balance at December 31, 2019	7,548,436	$32.21

Additional information related to the status of stock options at December 31, 2019, is as follows (aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding	7,548,436	$32.21	6.64	$5,913
Vested	4,361,497	$32.75	5.33	$4,514

The aggregate intrinsic values of stock options outstanding and vested were calculated as the difference between the exercise price of the stock options and the fair value of our common stock as of December 31, 2019. The aggregate intrinsic value of stock options exercised was $7.5 million, $11.6 million and $39.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, and was calculated as the difference between the exercise price of the stock options and the fair value of our common stock on the date of exercise.
The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2019, 2018 and 2017 was $16.01, $21.01 and $24.08 per share, respectively. The total estimated grant date fair value of stock options vested during the years ended December 31, 2019, 2018 and 2017 was $29.8 million, $30.6 million and $23.0 million, respectively.
We recognized stock-based compensation expenses of $28.7 million, $29.7 million and $25.5 million in 2019, 2018 and 2017 respectively relating to the employee stock options. As of December 31, 2019, total unamortized employee stock-based compensation was $51.8 million, which is expected to be recognized over the remaining estimated vesting period of 2.6 years.
Performance Stock Options (“PSOs”)
In May 2016, the Compensation Committee of our Board of Directors approved the commencement of granting performance stock option awards to our executive and senior officers. PSOs represent a contingent right to purchase our Common Stock upon achievement of specified conditions. The PSOs granted in May 2016 were fully vested by the fourth quarter of 2018 when regulatory approval of Andexxa was achieved and when the manufacturing goal related to our lead programs was met in 2017. A portion of the PSOs granted in May 2016 were forfeited and cancelled when regulatory approval of Andexxa was not achieved by the fourth quarter of 2017. In March 2019, the Compensation Committee of our Board of Directors approved a program to award up to 490,986 PSOs to the management team based on the achievement of a net revenue goal for 2019.
We recognized stock-based compensation expense of $1.3 million, $0 million and $2.3 million in 2019, 2018 and 2017, respectively, relating to these PSOs. The aggregate intrinsic value of PSOs exercised for the years ended December 31, 2019, 2018 and 2017 was $0.2 million, $0.2 million and $0.4 million, respectively. The weighted-average grant date fair value of the

PSOs granted during 2019 was $19.27. As of December 31, 2019, total unamortized stock-based compensation related to PSOs was $1.8 million.
The following table summarizes PSO activities under our 2013 Plan and related information:

	Shares Subject to Outstanding PSOs	Weighted- Average Exercise Price Per Share
Balance at December 31, 2018	143,335	$23.76
Options granted	490,986	33.29
Options exercised	(35,624)	23.76
Options canceled	(46,687)	33.29
Balance at December 31, 2019	552,010	$31.43

Additional information related to the status of PSOs at December 31, 2019, is as follows (aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding	552,010	$31.43	7.78	$34
Vested	107,711	$23.76	3.00	$34

Restricted stock units (“RSUs”)
In January 2015, the Compensation Committee of our Board of Directors approved the commencement of granting restricted stock units to our employees. RSUs are share awards that entitle the holder to receive freely tradable shares of our Common Stock upon vesting. The RSUs cannot be transferred, and until they vest, the awards are subject to forfeiture if employment terminates prior to the release of the vesting restrictions. The RSUs, generally vest in equal amounts on each of the first three year-anniversaries of the grant date, provided the employee remains continuously employed with us. The fair value of the RSUs is equal to the closing price of our Common Stock on the grant date.
The following table summarizes RSU activities under our 2013 Plan and 2017 Plan and related information:

	Shares Subject to Outstanding RSUs	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2018	979,278	$34.00
RSUs granted	882,646	27.86
RSUs released	(401,393)	33.62
RSUs canceled	(186,314)	34.02
Balance at December 31, 2019	1,274,217	$29.86

Additional information related to the status of RSUs at December 31, 2019, is as follows (aggregate intrinsic value in thousands):

	Shares	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding	1,274,217	1.16	$30,428

The total grant date fair value of RSUs vested during the years ended December 31, 2019, 2018 and 2017 was $13.5 million, $8.0 million and $6.0 million, respectively. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2019, 2018 and 2017 was $27.86, $37.6 and $27.15 per share respectively.
We recognized stock-based compensation expenses of $13.8 million, $11.3 million and $8.1 million in the years ended December 31, 2019, 2018 and 2017, respectively, relating to these RSUs. As of December 31, 2019, there was $26.5 million of unrecognized compensation costs related to these RSUs, which is expected to be recognized over an estimated weighted-average period of 1.96 years.
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
The following table summarizes PSU activities under our 2013 Plan and related information:

	Shares Subject to Outstanding PSUs	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2018	153,503	$29.85
PSUs granted	—	—
PSUs released	(52,670)	28.29
PSUs canceled	(88,908)	30.4
Balance at December 31, 2019	11,925	32.66

Additional information related to the status of PSUs at December 31, 2019, is as follows (aggregate intrinsic value in thousands):

	Shares	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding	11,925	0.03	$285

The total grant date fair value of PSUs vested in 2019, 2018 and 2017 was $1.5 million, $5.7 million and $2.1 million, respectively. The weighted-average grant date fair value of PSUs granted in 2019, 2018 and 2017 was zero, $32.66 and $25.54 per share, respectively.
We recognized stock-based compensation expenses of $0.2 million, $2.7 million and $2.4 million in the years ended December 31, 2019, 2018 and 2017, respectively, relating to these PSUs. As of December 31, 2019, there was less than $0.1 million of unrecognized compensation costs related to these PSUs, which is expected to be recognized over an estimated weighted-average period of 0.03 years.
Employee Stock Purchase Plan (“ESPP”)
The Board of Directors adopted the 2013 ESPP, effective upon the completion of the initial public offering of our common stock. As of December 31, 2019, we reserved a total of 1,818,314 shares of common stock for issuance under the 2013 ESPP. The reserve for shares available under the ESPP automatically increases on January 1st each year, beginning in 2014, by an amount equal to 2% of the total number of outstanding shares of our common stock on December 31st of the preceding fiscal year unless the Board of Directors elects to forego or reduce such increases. Since 2015, the Board of Directors has annually elected to completely forego the automatic share increases available under the ESPP. The ESPP had 1,345,549 shares of common stock available for future issuance as of December 31, 2019. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of our Common Stock on the first or last day of the offering period.

Options Granted to Nonemployees
We have granted options to purchase shares of common stock to consultants in exchange for services performed. We granted options to purchase 22,600, 37,000 and 50,000 shares with average exercise prices of $27.10, $45.16 and $38.14 per share, respectively, during the years ended December 31, 2019, 2018, and 2017, respectively. These options vest upon grant or various terms up to four years. We recognized non-employee stock compensation expense of $2.2 million, $2.9 million and 3.9 million during the years ended December 31, 2019, 2018 and 2017, respectively for these non-employee awards. The fair value of non-employees’ options was measured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported years, other than the expected life assumption, which is assumed to be the remaining contractual life of the option.
Stock-Based Compensation
Stock-based compensation expense is reflected in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$19,340	$27,694	$19,779
Selling, general and administrative	32,735	28,712	23,505
Stock-based compensation expense included in total expenses	$52,075	$56,406	$43,284
			—
Capitalized stock-based compensation costs	$(1,657)	$(1,046)	$—

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
The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of these awards:

Year Ended December 31,
	2019	2018	2017
Risk-free interest rate
Stock options	1.39% - 2.56%	2.55% - 3.03%	1.70% - 2.27%
Performance stock options	2.43%	—	—
ESPP	1.89% - 2.52%	1.10% - 2.28%	0.47% - 1.10%
Expected term
Stock options	5.0 - 6.1 years	5.0 - 6.1 years	5.0 - 6.1 years
Performance stock options	6.0 years	—	—
ESPP	0.5 years	0.5 years	0.5 years
Expected volatility
Stock options	59% - 61%	59% - 62%	60% - 65%
Performance stock options	61%	—	—
ESPP	43% - 67%	49% - 65%	61% - 80%
Dividend yield
Stock options	—	—	—
Performance stock options	—	—	—
ESPP	—	—	—

Contingently issuable shares to Lonza are discussed in Note 6, "Contract Manufacturing Agreement" to these Consolidated Financial Statements.

11. Net Loss per Share Attributable to Portola Common Stockholders
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to Portola common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2019	2018	2017
Stock options to purchase Common Stock	7,548,436	7,507,690	6,514,538
Performance stock options	552,010	143,335	164,783
Restricted stock units	1,274,217	979,278	600,334
Performance stock units	11,925	153,503	304,754
Employee stock purchase plan	76,036	96,219	32,325
Common stock warrants	1,500	1,500	1,500

12. Employee Benefit Plan
We sponsor a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. We matched employee contributions up to a maximum of 3% of employee salary for the years ended December 31, 2019, 2018 and 2017.  During the years ended December 31, 2019, 2018 and 2017, we recognized total expense of $1.7 million, $1.3 million and $0.9 million, respectively, relating to these contributions.
13. Leases
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
The components of lease expense are as follows (in thousands):

Year Ended December 31, 2019
Operating lease costs	$3,224
Short-term lease cost	356
Total	$3,580

Cash flow information related to leases are as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,003
Supplemental non-cash information:
Right-of-use asset obtained in exchange for lease obligation due to remeasurement	$11,103
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,432

Supplemental balance sheet information related to leases are as follows (in thousands):

	Classification	As of December 31, 2019
Operating leases
Lease right-of-use assets
Non-current	Operating lease right-of-use assets	$12,064
Lease liabilities
Current	Accrued and other liabilities	$4,715
Non-current	Long-term portion of lease liabilities	$8,850

Weighted Average Remaining Lease Term
Operating leases		3.1 years

Weighted Average Discount Rate
Operating leases		6.55%

As of December 31, 2019, the maturity of our lease liabilities were as follows (in thousands):

Year ending December 31,	Operating Leases
2020	4,908
2021	4,937
2022	4,713
2023	1,188
Total lease payments	15,746
Less imputed interests	(2,181)
Total lease liabilities	$13,565

14. Costs from Wind Down of Bevyxxa Activities
Following the approval of Andexxa in May 2018, we made the business decision to focus our resources on the launch of Andexxa and significantly scaled back our commercial efforts on Bevyxxa. Throughout 2019, we engaged with potential business collaborators for Bevyxxa, and in the fourth quarter of 2019, we determined that it was unlikely that we will find a viable partner. Accordingly, we have begun to wind down Bevyxxa operations to eliminate future operational and financial obligations. Accordingly, we recorded a charge of $27.5 million as cost of sales which is comprised of an excess and obsolescence inventory charge of $13.7 million, a write-off of a long-term prepaid manufacturing asset of $7.8 million, an impairment charge for an intangible asset related to a payment made to Takeda of $3.7 million, and an accrual of firm purchase commitments of $2.3 million which we expect to settle in the next twelve months.

15. Income Taxes
The income tax provision consists of the following (in thousands):

Year Ended December 31,
	2019	2018
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Total provision for income taxes	$—	$—

We did not record an income tax expense for 2019, 2018 and 2017. The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	34.0%
Federal and state credits	3.2%	7.4%	8.9%
Excess tax benefit	0.3%	0.4%	8.6%
Stock based compensation	(2.5)%	(0.8)%	0.1%
U.S. tax on foreign earnings	(0.2)%	—%	—%
Other	(0.5)%	(0.6)%	(0.1)%
Tax impact due to tax rate reduction	—%	—%	(47.7)%
Change in valuation allowance	(19.8)%	(24.1)%	2.6%
Foreign rate differential	(1.5)%	(3.3)%	(6.4)%
Total tax provision	0.0%	0.0%	0.0%

The components of U.S. deferred tax assets and (liabilities) are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Federal and state net operating loss carryforwards	$285,685	$241,881
Federal and state research tax credit carryforwards	24,782	23,917
Federal Orphan Drug Credit	112,802	120,273
Deferred revenue	44,588	29,530
Stock options	20,893	19,992
Inventories	10,617	4,350
Operating lease liabilities	3,146	—
Other	7,861	5,098
Total deferred tax assets	510,374	445,041

Deferred tax liabilities:
Operating lease right-of-use assets	(2,793)	—
Total deferred tax liabilities	(2,793)	—

Net deferred tax assets before valuation allowance	507,581	445,041
Valuation allowance	(507,581)	(445,041)
Net deferred tax assets	$—	$—

We received orphan drug designation and were eligible to claim a federal orphan drug credit starting in 2015 and reported the credit in 2019, 2018, 2017, and 2016. On December 22, 2017, President Donald Trump signed into U.S. law the Tax Reform Act. The new law limits the orphan drug credit to 25% of qualified clinical testing expenses for the tax year effective for amounts paid or incurred in tax years beginning after 2017.
Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence, including the fact that we have incurred significant losses in almost every year since our inception, we believe it is more likely than not that our deferred tax assets are not recognizable. Accordingly, deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $62.5 million for the year ended December 31, 2019.  The valuation allowance decreased by approximately $82.1 million for the year ended December 31, 2018.
As of December 31, 2019, we had net operating loss carryforwards for federal income tax purposes of approximately $1,225.5 million. Of the federal net operating loss carryforwards, $868.1 million will expire in the period from 2027 to 2037, and $357.4 million will carryforward indefinitely. We also have federal research tax credits of approximately $19.3 million and orphan drug credit of $132.7 million, which expire at various dates in the period from 2024 to 2039. Lastly, we have California net operating loss carry forwards of approximately $208.0 million which expire at various dates in the period from 2020 to 2039 and California research tax credits of approximately $12.0 million, which can be carried forward indefinitely. Our federal and state net operating loss carryforwards as of December 31, 2019 include amounts resulting from exercises and sales of stock option awards to employees and non-employees.
Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that we had a change of ownership, utilization of the net operating loss and tax credit carryforwards may be limited under section 382.
Uncertain Tax Positions
We are subject to taxation in the United States. We have not been audited by the Internal Revenue Service or any state tax authority with the exception of State of Washington. We are no longer subject to audit by the Internal Revenue Service for income tax returns filed before 2017, and by the material state and local tax authorities for tax returns filed before 2016. However, carryforward tax attributes that were generated prior to these years may still be adjusted upon examination by tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefits, beginning of period	$25,421	$20,730	$13,865
Increases due to current period positions	1,875	4,879	7,046
Increase due to prior period positions	22	26	—
Decreases due to prior period positions	(3,017)	(214)	(181)
Unrecognized tax benefits, end of period	$24,301	$25,421	$20,730

The amount of unrecognized income tax benefits that, if recognized, would affect our effective tax rate was $0 as of December 31, 2019 and December 31, 2018. If the $24.3 million and $25.4 million of unrecognized income tax benefits as of December 31, 2019 and 2018, respectively, is recognized, there would be no impact to the effective tax rate as any change will fully offset the valuation allowance. We do not expect that the unrecognized tax benefit will change within the next 12 months.
We recognize interest and penalties related to unrecognized tax benefits within income tax expense. Accrued interest and penalties are included within the related tax liability line in the accompanying consolidated balance sheets. Due to our net operating losses, we have not accrued any interest or penalty for any of our uncertain tax benefits as of December 31, 2019 and 2018.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax ACT") was enacted into law, which significantly changes existing U.S. tax law and includes many provisions applicable to us, such as reducing the U.S. federal statutory tax rate and adopting a territorial tax system. The Tax Act reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018.
The Tax Act also includes a provision referred to as Global Intangible Low-Taxed Income ("GILTI") which generally imposes a tax on foreign income in excess of a deemed return on tangible assets. The FASB guidance issued in January, 2018 allows companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the tax is incurred (the "period cost method"), or (ii) account for GILTI in the measurement of deferred taxes (the "deferred method"). We elect to account for the tax effects of this provision using the period cost method.
Our foreign entities started to have earnings in 2019 and our accumulated undistributed foreign earnings as of December 31, 2019 have been subject to the current year income inclusion under subpart F or GILTI regime for U.S. tax purposes. If we were to make actual distributions of some or all of these earnings, we would generally incur no additional U.S. income tax but could incur U.S. state income tax and foreign withholding taxes. We are evaluating whether future undistributed foreign earnings would be permanently re-invested or not and have not accrued for these potential U.S. state income tax and foreign withholding taxes. However, any additional tax associated with the distribution of these earnings would be immaterial.
16. Quarterly Financial Data (unaudited)
The following table presents certain unaudited quarterly financial information. This information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments necessary to present fairly the unaudited quarterly results of operations set forth herein.

	2019				2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Product revenue, net	$20,362	$27,164	$35,743	$28,375	$606	$2,265	$7,176	$14,070
Collaboration and license revenue	1,807	1,260	1,056	873	6,038	1,746	7,001	1,228
Operating expenses	(95,768)	(92,384)	(80,381)	(119,391)	(91,944)	(107,706)	(83,321)	(102,479)
Net loss	(78,096)	(68,477)	(49,627)	(96,676)	(84,510)	(105,971)	(71,177)	(88,886)
Net loss (income) attributable to noncontrolling interest (SRX Cardio)	(60)	2,273	—	—	332	(223)	(126)	338
Net loss attributable to Portola	(78,156)	(66,204)	(49,627)	(96,676)	(84,178)	(106,194)	(71,303)	(88,548)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(1.17)	$(0.97)	$(0.68)	$(1.24)	$(1.28)	$(1.61)	$(1.08)	$(1.34)

17. Subsequent Event
Restructuring Plan
In February 2020, we undertook an organizational realignment to focus our resources on the maximizing the Andexxa/Ondexxya commercial opportunity which included a reduction in headcount in order to conserve resources.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019 as stated in their report which is included herein.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Portola Pharmaceuticals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Portola Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Portola Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 28, 2020, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Redwood City, California
February 28, 2020

ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this annual report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2019.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Corporate Governance” in our Proxy Statement. Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Information about our Executive Officers” in our Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled “Delinquent Section 16(a) Reports” in our Proxy Statement.
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
Financial Statements—See Index to Financial Statements at Part II, Item 8 of this Annual Report on Form 10-K.

(2)	FINANCIAL STATEMENT SCHEDULES
Financial statement schedules have been omitted in this report because they are not applicable, not required under the instructions, or the information requested is set forth in the Consolidated Financial Statements or related notes thereto.

(b)	Exhibits. The following exhibits are filed, or incorporated by reference into, this report.

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013
3.2	Certificate of Amendment to the Portola Pharmaceuticals, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35935	3.1	6/11/2018
3.3	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013
4.1	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013
4.2*	Description of securities of Portola Pharmaceuticals, Inc. registered under Section 12 of the Exchange Act
4.4	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006.	10-Q	001-35935	4.7	11/6/2013
4.5	Warrant to Purchase Shares of Common Stock by and between the registrant and HCP Life Science Assets TRS, LLC, dated December 15, 2006.	10-Q	001-35935	4.8	11/6/2013
4.6	Warrant to Purchase Shares of Common Stock by and between the registrant and Bristow Investments, L.P., dated December 15, 2006.	10-Q	001-35935	4.9	11/6/2013
4.7	Reference is made to Exhibits 3.1 and 3.2.
10.1	Form of Indemnity Agreement between the Registrant and its directors and officers.	S-1	333-187901	10.1	4/12/2013
10.2+	Portola Pharmaceuticals, Inc. 2003 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-187901	10.2	4/12/2013
10.3+	Portola Pharmaceuticals, Inc. 2013 Equity Incentive Plan and Amendment dated February 27, 2019	10-Q	001-35935	10.3	5/8/2019
10.4+	Form of Executive Severance Benefits Agreement (amends and restates Form of 2006 Executive Change in Control Severance Benefits Agreement)	8-K	001-35935	10.4	10/12/2018
10.5+	Amended Non-Employee Director Compensation Policy.	10-Q	001-35935	10.5	8/7/2019
10.6†	License Agreement by and between the registrant and Millennium Pharmaceuticals, Inc., dated as of August 4, 2004.	S-1	333-187901	10.8	4/12/2013
10.7†	Asset Purchase Agreement by and between the registrant and Millennium Pharmaceuticals, Inc., dated as of November 7, 2003.	S-1	333-187901	10.9	4/12/2013
10.8†	Letter by and between the registrant and Millennium Pharmaceuticals, Inc., dated as of December 6, 2005.	S-1	333-187901	10.10	4/12/2013

10.9†	Second Amended and Restated License Agreement by and between the registrant and Astellas Pharma, Inc., dated as of December 20, 2010.	S-1	333-187901	10.11	4/12/2013
10.10	Lease by and between the registrant and Britannia Pointe Grand Limited Partnership, dated as of December 15, 2006.	S-1	333-187901	10.13	4/12/2013
10.11	First Amendment to Lease by and between the registrant and Britannia Pointe Grand Limited Partnership, dated as of May 21, 2010.	S-1	333-187901	10.14	4/12/2013
10.14	Portola Pharmaceuticals, Inc. 2013 Employee Stock Purchase Plan.	10-Q	001-35935	10.19	11/9/2017
10.15	Second Amendment to Lease made and entered into as of the 14th day of March 2014, by and between Portola Pharmaceuticals, Inc. and Britannia Pointe Grand Limited Partnership.	8-K	001-35935	10.22	3/19/2014
10.16+	Form of Restricted Stock Unit Award Grant Notice and Award Agreement—2013 Equity Incentive Plan.	10-K	001-35935	10.25	3/2/2015
10.17+	Form of Performance Stock Unit Award Grant Notice and Award Agreement—2013 Equity Incentive Plan.	10-K	001-35935	10.26	2/29/2016
10.19+	Form of Stock Option Grant Notice for Non-Employees —2013 Equity Incentive Plan.	10-Q	001-35935	10.28	8/9/2016
10.20+	Form of Performance Stock Option Grant Notice —2013 Equity Incentive Plan.	10-Q	001-35935	10.29	8/9/2016
10.21+	Form of Restricted Stock Unit Award Grant Notice and Award Agreement for Directors—2013 Equity Incentive Plan.	10-Q	001-35935	10.30	8/9/2016
10.22+	Form of Restricted Stock Unit Award Grant Notice for Officers —2013 Equity Incentive Plan.	10-Q	001-35935	10.31	8/9/2016
10.23+	Form of Performance Stock Unit Award Grant Notice —2013 Equity Incentive Plan.	10-Q	001-35935	10.32	8/9/2016
10.24+	Market Based Performance Stock Unit Award Grant Notice—2013 Equity Incentive Plan.	10-Q	001-35935	10.33	8/9/2016
10.26+†	Purchase and Sale Agreement dated as of February 2, 2017 between Portola Pharmaceuticals, Inc. and certain entities managed by Healthcare Royalty Management LLC.	10-Q	001-359351	10.37	5/9/2017
10.27+	Supplemental Funding Support Loan Agreement among Portola, Bristol-Myers Squibb Company and Pfizer Inc. dated as of December 16, 2016.	10-K	001-35935	10.35	3/1/2017
10.28+	Portola Pharmaceuticals, Inc. Amended and Restated Inducement Plan and Amendment dated February 27, 2019	10-Q	001-35935	10.28	5/8/2019
10.29+	Form of Stock Option Grant Notice - Inducement Plan	10-Q	001-35935	10.40	11/9/2017
10.30+	Form of Stock Option Grant Notice for Officers - Inducement Plan	10-Q	001-35935	10.41	11/9/2017
10.31+	Form of Option Agreement - Inducement Plan	10-Q	001-35935	10.42	11/9/2017
10.32+	Form of Restricted Stock Unit Award Grant Notice - Inducement Plan	10-Q	001-35935	10.43	11/9/2017
10.33+	Form of Restricted Stock Unit Award Grant Notice for Officers - Inducement Plan	10-Q	001-35935	10.44	11/9/2017
10.34+	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-35935	10.5	5/10/2018
10.41+	Offer Letter by and between Portola Pharmaceuticals, Inc. and John B. Moriarty dated January 18, 2018	10-Q	001-35935	10.41	8/9/2018
10.42+	Offer Letter by and between Portola Pharmaceuticals, Inc. and Glenn Brame dated June 8, 2018	10-Q	001-35935	10.42	8/9/2018
10.43+	Offer Letter by and between Portola Pharmaceuticals, Inc. and Scott Garland, dated September 10, 2018	8-K	001-35935	10.43	9/20/2018
10.45+	Form of Executive Severance Benefits Agreement	8-K	001-35935	10.4	10/12/2018

10.46	Credit Agreement by and between Portola Pharmaceuticals, Inc. (the Borrower), certain domestic subsidiaries of the Borrower (the Guarantors), HCR Collateral Management, LLC (the Administrative Agent), and Healthcare Royalty Partners III, L.P., Athyrium Opportunities III Acquisition LP, HCRP Overflow Fund, L.P., HCR Molag Fund, L.P., and HealthCare Royalty Partners IV, L.P. (collectively, the Lenders), dated February 28, 2019	10-K	001-35935	10.46	3/1/2019
10.47†	Manufacturing Services Agreement by and between Lonza AG and Portola Pharmaceuticals, Inc., effective as of August 15, 2017	10-Q	001-35935	10.47	5/8/2019
10.48+	Offer Letter by and between Portola Pharmaceuticals, Inc. and Ernie Meyer dated June 26, 2018	10-Q	001-35935	10.48	5/8/2019
10.49+	Offer Letter by and between Portola Pharmaceuticals, Inc. and Sheldon Koenig dated January 17, 2019	10-Q	001-35935	10.49	5/8/2019
10.51	Sixth Amendment to Lease dated June 28, 2019	10-Q	001-35935	10.51	8/7/2019
10.52	Amendment No. 1 to Credit Agreement, dated August 15, 2019, to the Credit Agreement, dated February 28, 2019	10-Q	001-35935	10.52	11/5/2019
23.1*	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101.INS	Inline XBRL Instance Document. (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document. (2)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (2)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (2)
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

†	Certain confidential information contained in this document, marked by brackets, is omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

+	Management contract or compensatory plan

*	Filed herewith

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
ITEM 16. FORM 10-K SUMMARY
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 28th day of February 2020.

PORTOLA PHARMACEUTICALS, INC.

By:	/s/ Scott Garland
Scott Garland President and Chief Executive Officer

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

Signature	Title	Date

/ S / SCOTT GARLAND	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020
Scott Garland

/ S / MARDI C. DIER	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2020
Mardi C. Dier

/ S / HOLLINGS C. RENTON	Chairman of the Board of Directors	February 28, 2020
Hollings C. Renton

/ S / JEFFREY W. BIRD, M.D., Ph.D.	Director	February 28, 2020
Jeffrey W. Bird, M.D., Ph.D.

/ S / LAURA A. BREGE	Director	February 28, 2020
Laura A. Brege

/ S / DENNIS FENTON, Ph.D.	Director	February 28, 2020
Dennis Fenton, Ph.D.

/ S / JOHN H. JOHNSON	Director	February 28, 2020
John H. Johnson

/ S / TED W. LOVE, M.D.	Director	February 28, 2020
Ted W. Love, M.D.

/ S / DAVID C. STUMP, M.D.	Director	February 28, 2020
David C. Stump, M.D.

/ S / H. WARD WOLFF	Director	February 28, 2020
H. Ward Wolff