Form 10-Q
period 2020-03-31
PORTOLA PHARMACEUTICALS INC
filed 2020-05-11
CIK 1269021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 78,483,617.

PORTOLA PHARMACEUTICALS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PORTOLA PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$196,235	$215,229
Short-term investments	166,661	214,054
Restricted cash	4,274	3,421
Trade and other receivables, net	7,410	13,547
Unbilled - collaboration and license revenue	3,408	3,783
Inventories	3,576	4,101
Prepaid and other current assets	10,374	7,998
Total current assets	391,938	462,133
Property and equipment, net	4,872	4,264
Operating lease right-of-use assets	11,112	12,064
Inventories, noncurrent portion	70,439	56,096
Long-term investments	31,164	36,961
Prepaid and other long-term assets	3,781	6,965
Total assets	$513,306	$578,483
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,455	$12,739
Accrued research and development	17,230	19,249
Accrued and other liabilities	39,920	49,773
Deferred revenue, current portion	1,188	1,623
Current portion of notes payable and long-term royalty-based debt	8,706	19,034
Total current liabilities	80,499	102,418
Notes payable, less current portion	46,269	43,100
Long term royalty-based debt, less current portion	171,237	162,897
Long term debt	118,400	118,096
Long term obligation to collaborator, less current portion	5,734	5,060
Deferred revenue, long-term	4,296	4,352
Long-term portion of lease liabilities	7,786	8,850
Other long-term liabilities	7,052	3,885
Total liabilities	441,273	448,658
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized at March 31, 2020 and December 31, 2019; 78,484 shares and 77,925, shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	80	80
Additional paid-in capital	1,956,263	1,946,077
Accumulated deficit	(1,885,138)	(1,816,367)
Accumulated other comprehensive income	828	35
Total stockholders’ equity	72,033	129,825
Total liabilities and stockholders’ equity	$513,306	$578,483
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PORTOLA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Product revenue, net	$25,637	$20,362
Collaboration and license revenue	752	1,807
Total revenues	26,389	22,169
Operating expenses:
Cost of sales	4,320	7,150
Research and development	26,089	35,584
Selling, general and administrative	54,418	53,034
Total operating expenses	84,827	95,768
Loss from operations	(58,438)	(73,599)
Interest and other (expense) income, net	(2,186)	1,984
Interest expense	(8,147)	(6,481)
Net loss	(68,771)	(78,096)
Net income attributable to noncontrolling interest	—	(60)
Net loss attributable to Portola	$(68,771)	$(78,156)
Net loss per share attributable to Portola common stockholders:
Basic and diluted	$(0.88)	$(1.17)
Shares used to compute net loss per share attributable to Portola common stockholders:
Basic and diluted	78,171,313	67,070,168
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PORTOLA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(68,771)	$(78,096)
Other comprehensive income:
Unrealized gain on available-for-sale securities	561	203
Foreign currency translation adjustment	232	—
Comprehensive loss	(67,978)	(77,893)
Comprehensive income attributable to noncontrolling interest	—	(60)
Total comprehensive loss attributable to Portola	$(67,978)	$(77,953)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PORTOLA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	77,925	$80	$1,946,077	$(1,816,367)	$35	$129,825
Issuance of common stock pursuant to equity award plans	559	—	379	—	—	379
Stock-based compensation expense	—	—	9,807	—	—	9,807
Other comprehensive income	—	—	—	—	793	793
Net loss	—	—	—	(68,771)	—	(68,771)
Balance at March 31, 2020	78,484	$80	$1,956,263	$(1,885,138)	$828	$72,033

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	66,618	$68	$1,614,320	$(1,525,704)	$(283)	$2,166	$90,567
Issuance of common stock pursuant to equity award plans	1,359	2	25,660	—	—	—	25,662
Stock-based compensation expense	—	—	12,312	—	—	—	12,312
Other comprehensive income	—	—	—	—	203	—	203
Net (loss) income	—	—	—	(78,156)	—	60	(78,096)
Change in noncontrolling interest	—	—	—	—	—	2	2
Balance at March 31, 2019	67,977	$70	$1,652,292	$(1,603,860)	$(80)	$2,228	$50,650
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PORTOLA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(68,771)	$(78,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	638	792
Amortization of right-of-use assets	1,171	459
Accretion of discount on investment securities	(139)	(262)
Non-cash interest expense	5,066	6,481
Stock-based compensation expense, net of capitalized labor	9,480	17,894
Remeasurement loss (gain) on embedded derivatives liabilities	3,169	(472)
Provision for excess and obsolete inventories	2,110	3,945
Foreign currency remeasurement loss	252	—
Changes in operating assets and liabilities:
Inventories	(15,601)	1,498
Trade and other receivables, net	6,137	(5,938)
Unbilled - collaboration and license revenue	375	3,563
Prepaid and other current assets	(2,328)	1,986
Prepaid and other long-term assets	3,230	(11,042)
Accounts payable	585	(4,489)
Accrued research and development	(2,019)	(1,455)
Accrued and other liabilities	(10,243)	3,225
Deferred revenue	(491)	303
Notes payable and long term royalty-based debt	(3,721)	(2,027)
Net cash used in operating activities	(71,100)	(63,635)
Investing activities
Capital expenditures, net	(963)	(327)
Purchases of investments	(46,473)	(41,708)
Proceeds from maturities of investments	100,363	124,138
Net cash provided by investing activities	52,927	82,103
Financing activities
Proceeds from debt issuance, net	—	59,203
Proceeds from issuance of common stock pursuant to equity award plans	379	10,637
Payments of long-term obligation to collaborator	(278)	—
Net cash provided by financing activities	101	69,840
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(23)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,095)	88,308
Cash, cash equivalents and restricted cash at beginning of period	218,650	140,013
Cash, cash equivalents and restricted cash at end of period	$200,555	$228,321
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization
Portola Pharmaceuticals, Inc.® (the “Company” or "Portola" or “we” or “our” or “us”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic diseases and inflammation for patients who currently have limited or no approved treatment options. We were incorporated in September 2003 in Delaware. We have operations in the United States and in select countries in Europe, with headquarters in South San Francisco, California. We operate in one segment.
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
2. Summary of Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Portola and its wholly-owned subsidiaries. During the third quarter of 2019, we deconsolidated SRX Cardio, LLC (“SRX Cardio”), a variable interest entity for which Portola was deemed, under applicable accounting guidance, to be the primary beneficiary and as such, had been consolidated by us since 2015. The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP has been condensed or omitted.
These Condensed Consolidated Financial Statements have been prepared on the same basis as our annual Consolidated Financial Statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The accompanying unaudited Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed on February 28, 2020 with the SEC.
We have incurred substantial operating losses since inception and expect to continue to incur operating losses in the near term. We estimate our existing capital resources, together with interest thereon, to be sufficient to meet our projected operating requirements into the second quarter of 2021 while maintaining compliance with covenants pursuant to the 2019 Credit Agreement of a minimum of $50.0 million of cash on hand. In light of the estimated costs to support the global launch and continued development of Andexxa, we will need to implement cost saving measures, defer the timing of capital expenditures and potentially raise additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and/or other marketing and distribution arrangements. There can be no assurance that additional financing will be available on acceptable terms, if at all. If we are unable to obtain needed financing, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan, and have an adverse effect on our business, results of operations and future prospects.
The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year. The Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.
Use of Estimates
The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses in these Condensed Consolidated Financial Statements and the accompanying

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

notes. On an ongoing basis, we evaluate our significant accounting policies and estimates. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.
Cash as Reported in Condensed Consolidated Statements of Cash Flows
Cash as reported in these Condensed Consolidated Statements of Cash Flows includes the aggregate amounts of cash and cash equivalents and restricted cash. As of March 31, 2020, restricted cash represents cash restricted for royalty payments to HealthCare Royalty Partners and its affiliates (“HCR”) and cash held as security deposits for our office leases in Europe. Cash restricted for HCR royalty payments is classified as a current asset, while cash restricted for the Germany office lease is classified as a non-current asset, included in prepaid and other long-term assets in our Condensed Consolidated Balance Sheets. Cash as reported in these Condensed Consolidated Statements of Cash Flows consists of the following (in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents	$196,235	$215,229	$226,793	$138,951
Restricted cash (SRX Cardio)	—	—	29	30
Restricted cash for royalty payments to HCR	4,266	3,375	1,499	1,032
Restricted cash for office leases in Europe	54	46	—	—
Total cash balance in Condensed Consolidated Statements of Cash Flows	$200,555	$218,650	$228,321	$140,013

Customer Concentration
During the three months ended March 31, 2020, we had four Andexxa specialty distributor customers who each accounted for 10% or more of total net revenues, and no collaboration revenue customers that accounted for more than 10% of total net revenues.
During the three months ended March 31, 2019, we had four Andexxa specialty distributor customers who each accounted for 10% or more of total net revenues, and no collaboration revenue customers that accounted for more than 10% of total net revenues.
Recent Accounting Pronouncements Adopted
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU implements an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses, and applies to most financial assets measured at amortized cost, such as trade and other receivable, and certain other instruments, such as available-for-sale debt securities. Entities are required to estimate expected credit losses over the life of financial assets and record an allowance against the assets’ amortized cost basis to present them at the amount expected to be collected. Additionally, the guidance amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. We adopted the standard on January 1, 2020 under the modified-retrospective approach. Upon adoption, the standard did not have an impact on our Condensed Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. We adopted the standard on January 1, 2020 under the prospective approach as it relates to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Upon adoption, the standard did not have a material impact on our disclosures. For the new disclosures regarding our Level 3 instruments, see Note 4, Fair Value Measurements, to these Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, this ASU requires a customer in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. We adopted the standard on January 1, 2020 under the prospective approach. Upon adoption, the standard did not have an impact on our Condensed Consolidated Financial Statements and related disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative arrangements (Topic 808): Clarifying the interaction between Topic 808 and Topic 606. This ASU clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. We adopted the standard on January 1, 2020 retrospectively to the date of our initial application of Topic 606 and only to contracts that were not completed at the date of initial application of Topic 606. Upon adoption, the standard did not have an impact on our Condensed Consolidated Financial Statements and related disclosures.
3. Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The following tables present our revenues disaggregated by timing of transfer of goods or services (in thousands):

	Three Months Ended March 31, 2020
	Product Revenue, net	Collaboration and License Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$25,637	$—	$25,637
Transferred over time	—	752	752
Total	$25,637	$752	$26,389

	Three Months Ended March 31, 2019
	Product Revenue, net	Collaboration and License Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$20,362	$—	$20,362
Transferred over time	—	1,807	1,807
Total	$20,362	$1,807	$22,169

Product Revenue, Net
To date, our sources of product revenue have primarily been from the U.S. sales of Andexxa, which we began shipping to customers in May 2018, and from the EU sales of Ondexxya, which we began shipping to customers in July 2019. No costs to obtain or fulfill the contracts have been capitalized. For the three months ended March 31, 2020 and March 31, 2019, we recorded a total of $5.2 million and $2.4 million, respectively, as a reduction to revenue consisting primarily of reserves for product returns, chargebacks and estimated distribution fees.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents our net product revenues disaggregated by geographic region (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$23,055	$20,362
Europe	2,582	—
Total revenues	$25,637	$20,362

Net product revenues are attributed to geographic region based on the bill-to location.
Product Revenue Reserves
The activities and ending reserve balances for each significant category of product revenue reserves (which constitute variable considerations) were as follows (in thousands):

	Return	Chargebacks	Other	Total
Balance at December 31, 2019	$7,561	$899	$2,661	$11,121
Provision related to sales made in:
Current periods	2,720	1,338	1,100	5,158
Payments and customer credits issued	(1,121)	(1,483)	(1,712)	(4,316)
Balance at March 31, 2020	$9,160	$754	$2,049	$11,963

Collaboration and License Revenue
The following table presents changes in our contract assets and liabilities for the three months ended March 31, 2020 (in thousands):

	Balance at Beginning of Period	Addition	Deduction	Balance at End of Period
Contract assets:
Unbilled - collaboration and license revenue	$3,783	$366	$(741)	$3,408
Total contract assets	$3,783	$366	$(741)	$3,408

Contract liabilities:
Deferred revenue	$5,518	$—	$(622)	$4,896
Total contract liabilities	$5,518	$—	$(622)	$4,896
Significant changes in the contract liabilities balances during the period are as follows (in thousands):

Three Months Ended as of March 31, 2020
Revenue recognized according to the current period performance that was included in the contract liability at the beginning of the period	$314

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table includes estimated revenue expected to be recognized in the future, related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2020 (in thousands):

Collaborator	Transaction Price Allocated to the Remaining Performance Obligation as of March 31, 2020	Expected Year By Which Revenue Recognition Will Be Completed	Percentage of Revenue Recognized
BMS and Pfizer - 2016 agreement	$382	2021	97%
Daiichi Sankyo - 2014 agreement	600	2021	98%
Daiichi Sankyo - 2016 agreement	1,969	2025	88%
Bayer - 2016 agreement	1,472	2025	91%
Total	$4,423

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

Bristol-Myers Squibb Company ("BMS") and Pfizer, Inc. ("Pfizer")
Agreement Terms
In January 2014, we entered into an agreement with BMS and Pfizer to further study Andexxa as a reversal agent for their jointly-owned, FDA-approved oral Factor Xa inhibitor, apixaban, through Phase 3 studies (the “2014 BMS and Pfizer Agreement”). We were responsible for the cost of conducting this clinical study.
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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

We determined that the transaction price of the 2016 BMS and Pfizer Agreement was $10.8 million as of March 31, 2020 which includes routine updates for estimated costs that BMS and Pfizer will incur in developing Andexxa in Japan. In determining the transaction price, we evaluated all the payments to be received during the duration of the contract. As of March 31, 2020, the transaction price included a $15.0 million upfront payment, $5.0 million for acceptance of the Japan New Drug Application in Japan, as management expects it to be probable of achievement, $4.3 million of estimated variable consideration for cost-sharing payments from BMS and Pfizer for agreed upon research and development services for clinical trials outside of Japan, and $0.6 million for the cost of Andexxa clinical supply provided to BMS and Pfizer for Andexxa Phase 4 expansion clinical trial in Japan. Our transaction price is reduced by $14.1 million for estimated payments to be made to BMS and Pfizer for costs they will incur in developing Andexxa in Japan. Regulatory approval milestones were fully constrained and therefore are not included in the transaction price, as the receipts of such milestones are outside of our control. In determining whether to constrain other milestones, we considered numerous factors, including whether receipt of the milestones is within our control, contingent upon success in future clinical trials and/or the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to BMS and Pfizer and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
For the three months ended March 31, 2020, we recognized a $0.3 million reversal of license and collaboration revenue under the 2016 BMS and Pfizer Agreement and recorded $4.3 million as deferred revenue under contract liabilities as of March 31, 2020 on the Condensed Consolidated Balance Sheets.
For the termination of the 2016 BMS and Pfizer agreement, please read Note 12, Subsequent event, to these Condensed Consolidated Financial Statements.
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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
We determined that the transaction price of the 2014 Daiichi Sankyo Agreement and October 2016 amendment of this agreement was $34.0 million as of March 31, 2020. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of March 31, 2020, the transaction price included $22.0 million of upfront payments and $12.0 million in milestones already received upon achievement of specified events. As of March 31, 2020, we had $5.5 million of further milestone payments eligible to be included in the transaction price but have determined they are not probable of achievement and therefore constrained. As part of our evaluation of the constraint, we considered numerous factors, including whether receipt of the milestones is outside of our control and/or contingent upon success in a future clinical trial. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
For the three months ended March 31, 2020, we recognized $0.1 million as license and collaboration revenue under the combined 2014 Daiichi Sankyo Agreement and October 2016 amendment and recorded $0.6 million as deferred revenue under contract liabilities as of March 31, 2020 on the Condensed Consolidated Balance Sheets. There were no costs incurred to obtain or fulfill the contract.
For the 2016 Daiichi Sankyo Agreement, we determined that the transaction price of the 2016 Daiichi Sankyo Agreement was $16.3 million as of March 31, 2020, which includes routine updates for estimated reimbursable costs to be incurred in future periods. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of March 31, 2020, the transaction price included $5.0 million of upfront payment and $4.5 million of estimated variable consideration for cost-sharing payments from Daiichi Sankyo for agreed upon research and development services incurred and to be incurred outside of Japan, including the ESS-study, and $6.8 million of estimated variable consideration for cost-sharing payments from Daiichi Sankyo associated with the development of Andexxa in Japan. As of March 31, 2020, we had $10.0 million of further regulatory milestone payments eligible for achievement, however, regulatory milestones have been fully constrained and thus are not included in the transaction price. In determining whether to constrain these milestones, we considered numerous factors, including whether receipt of the milestones is within our control and/or contingent upon success in future clinical trials. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
For the three months ended March 31, 2020, we recognized $0.3 million as license and collaboration revenue under the 2016 Daiichi Sankyo Agreement and recorded $1.5 million as Unbilled - collaboration and license revenue as of March 31, 2020 on the Condensed Consolidated Balance Sheets. None of the costs to obtain or fulfill the contract were capitalized.
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
For the 2014 Bayer and Janssen Agreement, we determined that the duration of the contract begins on the effective date of the 2014 Bayer and Janssen Agreement and ends upon Andexxa approval in the United States and Europe for rivaroxaban, which was achieved in 2019. All the performance obligations under this agreement were delivered and we recognized all related revenues by the first quarter of 2019. None of the costs to obtain or fulfill the contract were capitalized.

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
We are obligated to provide research and development services, to provide clinical drug supply and related manufacturing services and to provide regulatory approval services in exchange for an upfront nonrefundable fee of $5.0 million. We are also eligible to receive one payment of $10.0 million, which is payable upon the initial regulatory approval for Andexxa for rivaroxaban in Japan.  The $10.0 million payment will be reduced to $7.0 million if Japanese regulatory approval is attained based only upon the ESS-Study results.
Revenue Recognition
We assessed the 2016 Bayer Agreement in accordance with ASC 606 and concluded that Bayer is a customer.
We determined that the transaction price of the 2016 Bayer Agreement was $16.3 million as of March 31, 2020 which includes routine updates for estimated reimbursable costs to be incurred in future periods. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. As of March 31, 2020, the transaction price included a $5.0 million upfront payment, $4.5 million of estimated variable consideration for cost-sharing payments from Bayer for agreed upon research and development services incurred and to be incurred outside of Japan including the ESS-study and $6.8 million of estimated variable consideration for cost-sharing payments from Bayer associated with the development of Andexxa in Japan. As of March 31, 2020, we had $10.0 million of further regulatory milestone payments eligible for achievement, however, regulatory milestones have been fully constrained and thus are not included in the transaction price. In determining whether to constrain these milestones, we considered numerous factors, including whether receipt of the milestones is within our control and/or contingent upon success in future clinical trials. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
For the three months ended March 31, 2020, we recognized $0.1 million as license and collaboration revenue under the 2016 Bayer Agreement and recorded $2.0 million as Unbilled - collaboration and license revenue as of March 31, 2020 on the Condensed Consolidated Balance Sheets. There were no costs incurred to obtain or fulfill the contract.
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

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. Our embedded derivative liabilities are measured at fair value using a Monte Carlo simulation model or a

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

discounted cash flow model and are included as a component of other long-term liabilities on the Condensed Consolidated Balance Sheets. The embedded derivative liabilities are subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other (expense) income, net, in our Condensed Consolidated Statements of Operations, and as remeasurement gain or loss on embedded derivatives liabilities in our Condensed Consolidated Statements of Cash Flows. The assumptions used in the Monte Carlo simulation model or the discounted cash flow model include: (1) our estimates of both the probability and timing of regulatory approval of Andexxa and other related events; (2) the probability-weighted net sales of Andexxa; (3) our risk-adjusted discount rate that includes a company-specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the note.
There was no transfer into and out of Level 3 of the fair value hierarchy during the periods presented.
The following table sets forth the fair value of our financial assets and liabilities (excluding restricted cash) allocated into Level 1 and Level 2 that were measured on a recurring basis (in thousands):

		March 31, 2020				December 31, 2019
	Fair Value Hierarchy	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	Level 1	$54,735	$—	$—	$54,735	$23,826	$—	$—	$23,826
Corporate notes and commercial paper	Level 2	207,206	64	(76)	207,194	284,410	9	(20)	284,399
U.S. Treasury bills and government agency securities	Level 2	84,250	608	—	84,858	96,196	48	(1)	96,243
		$346,191	$672	$(76)	$346,787	$404,432	$57	$(21)	$404,468

		March 31, 2020				December 31, 2019
Classified as:		Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Cash equivalents		$148,944	$18	$—	$148,962	$153,453	$—	$—	$153,453
Short-term investments		166,314	407	(60)	166,661	214,029	35	(10)	214,054
Long-term investments		30,933	247	(16)	31,164	36,950	22	(11)	36,961
		$346,191	$672	$(76)	$346,787	$404,432	$57	$(21)	$404,468

At March 31, 2020, the remaining contractual maturities of available-for-sale securities classified as short-term investments were less than one year. At March 31, 2020, the remaining contractual maturities of available-for-sale securities classified as long-term investments were more than one year, but less than two years.
Unrealized losses for securities that have been in an unrealized loss position for more than 12 months as of March 31, 2020 and December 31, 2019 were not material. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our available-for-sale securities as of the end of each period. We do not intend to sell our available-for-sale securities before their cost bases are recovered.
Level 3 liabilities are comprised of embedded derivative liabilities, the Notes, long term royalty-based debt and long term debt as described in Note 7, Long Term Obligations, to these Condensed Consolidated Financial Statements. The following table summarizes the changes in the estimated fair value of our embedded derivative liabilities during the three-month period ended March 31, 2020 (in thousands):

Embedded derivative liabilities
Balance as of December 31, 2019	$3,866
Net change in the fair value	3,169
Balance as of March 31, 2020	$7,035

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the significant unobservable inputs in the fair value measurement of our Level 3 liabilities as of March 31, 2020 (in thousands):

Level 3 Liabilities	Fair value as of March 31, 2020	Valuation Technique	Unobservable Input	Range	Weighted Average
Notes payable and Long-term royalty based debt	$151,000	Monte Carlo	Discount rate	13.99% to 14.58%	14.15%
Long-term debt	113,708	Discounted Cash Flow	Discount rate	13.46% to 13.84%	13.74%
Embedded derivative liabilities	7,035	Monte Carlo and Discounted Cash Flow	Discount rate	13.46% to 14.58%	14.04%

The weighted-average discount rate was calculated based on the relative fair value of our debts or derivative liabilities.
5. Balance Sheet Components
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$7,364	$9,504
Work in process	64,678	49,307
Finished goods	1,973	1,386
Total inventories	$74,015	$60,197

Balance Sheet Classification
Inventories	$3,576	$4,101
Inventories, noncurrent portion	70,439	56,096
Total inventories	$74,015	$60,197

We began capitalizing inventory for costs associated with Andexxa Gen 1 and Gen 2 supply upon FDA approval on May 3, 2018 and December 31, 2018, respectively. As of March 31, 2020 and December 31, 2019, long-term inventories of $70.4 million and $56.1 million, respectively, are classified as inventories, noncurrent portion, as these inventories are not expected to be sold within the next twelve months, and the amount is deemed recoverable.
As of March 31, 2020 and December 31, 2019, we have made prepayments to manufacturers for the purchase of inventories. We classify prepayments to manufacturers as short or long-term assets based on whether the related inventories are expected to be utilized in the manufacturing process and/or sold within the next twelve months. As of March 31, 2020 and December 31, 2019, long-term prepaid manufacturing of $0.9 million and $4.7 million, respectively, are classified as prepaid and other long-term assets.
We recorded an excess and obsolescence inventory charge of $2.1 million and $3.9 million to cost of sales during the three months ended March 31, 2020 and 2019, respectively. In developing our inventory reserve estimate, we consider forecasted demand, current inventory levels and our firm purchase commitments. If it is determined that inventory utilization will further diminish based on estimates of demand compared to product expiration, additional inventory write-downs may be required.
Accrued and Other Liabilities
Accrued and other liabilities consist of the following (in thousands):

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2020	December 31, 2019
Manufacturing related	$4,055	$11,485
Compensation and employee benefits	12,495	16,099
Product revenue reserves	9,420	7,680
Current portion of lease liability	5,133	4,715
Accruals for sponsorship	2,600	4,433
Others	6,217	5,361
Total accrued and other liabilities	$39,920	$49,773

6. Contract Manufacturing Agreements
Lonza Manufacturing Services Agreement
In August 2017, we executed a Manufacturing Services Agreement with Lonza AG ("Lonza") to develop a second manufacturing site and to continue to develop our Gen 2 manufacturing process for Andexxa bulk drug substance and to manufacture commercial supply. The manufacturing commitments included therein were contingent upon marketing approval by either the FDA or the EMA of Andexxa manufactured under the Gen 2 process and will remain in effect for a period of ten years. Additionally, the agreement provides Lonza with two separate rights to purchase shares of our common stock at a purchase price of $1.00 per share, contingent upon certain events.
The first purchase right was earned by Lonza upon the FDA approval of the Gen 2 process on December 31, 2018 and after Lonza commenced process transfer activities to an additional new facility in the first quarter of 2019. During the first quarter of 2019, Lonza exercised its right to purchase 500,000 shares of our common stock at $1.00 per share. We marked to market the liability-classified award up to the settlement date and recognized $5.8 million of non-employee stock based compensation expense classified as research and development expense during the first quarter of 2019.
The second purchase right will be earned by Lonza upon the approval of the drug substance manufactured at the new facility and the number of shares will be determined based on the achievement of specified performance metrics at the new facility. The number of shares subject to the second purchase right is capped at the lesser of either: (1) the number of shares with an aggregate market value of $15.0 million based on a 20 day trailing market value average from the date such purchase right is earned by Lonza, or (2) 500,000 shares. As of March 31, 2020, we have not recognized any expense for the second purchase right because the related performance conditions include a regulatory approval condition and regulatory approval is not considered probable until actually achieved.
7. Long Term Obligations
BMS and Pfizer Promissory Notes
In December 2016, we entered into a supplemental funding support agreement with BMS and Pfizer whereby we received $50.0 million in exchange for two promissory notes totaling $65.0 million that become due in December 2024 (“Notes”). We may reduce the repayment amount to $62.5 million if such amount is paid by December 31, 2023. The use of funds is restricted to development activities needed for regulatory approval of Andexxa by the FDA and the EMA as provided in the agreement. Pursuant to the terms of the agreement, we are required to pay down the Notes each quarter in an amount equal to 5% of net sales of Andexxa in the United States and the European Union ("EU").
The upfront cash receipt of $50.0 million is recorded as Notes payable at issuance. We are accruing for interest over the term of the Notes. The carrying values of the Notes payable includes accrued interest of $11.3 million and $10.7 million at March 31, 2020 and December 31, 2019, respectively.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Our payment obligations for the BMS and Pfizer Promissory Notes are as follows (in thousands):

	March 31, 2020	December 31, 2019
Total repayment obligations	$65,000	$62,500
Less: interests to be accreted in future periods	(7,424)	(5,565)
Less: payments made	(6,743)	(5,374)
Carrying value of notes payable	50,833	51,561
Less: current portion of royalties	(4,564)	(8,461)
Non-current portion of notes payable	$46,269	$43,100

We evaluated the features of the Notes and determined that certain features require acceleration of payments such as pursuant to a change of control. We determined that these features (embedded derivatives) require bifurcation and fair value recognition. We determined the fair value of each derivative using a Monte Carlo simulation model, taking into account the probability of these events occurring and potential repayment amounts and timing of such payments that would result under various scenarios (see Note 4, Fair Value Measurements, to these Condensed Consolidated Financial Statements). We will remeasure the embedded derivatives to fair value each reporting period until the repayment, termination or maturity of the Notes. For the three months ended March 31, 2020 and 2019, we recognized a loss of $1.6 million and a gain of $0.5 million, respectively, upon remeasurement of the embedded derivatives.
The estimated fair value of the Notes at March 31, 2020 and December 31, 2019 was $40.8 million and $47.3 million, respectively, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a Monte Carlo simulation model, with inputs consistent with those used in determining the embedded derivative values as described in Note 4, Fair Value Measurements, to these Condensed Consolidated Financial Statements.
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
The effective interest rate for the HCR royalty-based debt as of March 31, 2020 was 9.7%. We are accruing for interest over the term of the royalty-based debt. The carrying value of the royalty-based debt includes accrued interest of $48.5 million and $44.4 million, net of unamortized debt discount of $5.8 million and $5.9 million at March 31, 2020 and December 31, 2019, respectively.
Our payment obligations for HCR royalty-based debt are as follows (in thousands):

	March 31, 2020	December 31, 2019
Total repayment obligations	$290,550	$290,550
Less: interest to be accreted in future periods	(100,170)	(104,268)
Less: payments made	(11,420)	(9,069)
Carrying value of long term royalty-based debt	178,960	177,213
Less: current portion of royalties	(7,723)	(14,316)
Non-current portion of long term royalty-based debt	$171,237	$162,897

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The estimated fair value of the royalty-based debt at March 31, 2020 and December 31, 2019 was $110.2 million and $142.0 million, respectively, and the fair value was measured using Level 3 inputs. The estimated fair value was calculated using a Monte Carlo simulation model, with inputs as described in Note 4, Fair Value Measurements, to these Condensed Consolidated Financial Statements.
Secured Term Loans
In February 2019, we entered into a credit agreement (the "Credit Agreement") with HCR and Athyrium Opportunities III Acquisition LP (“Athyrium”) whereby we received the first tranche of $62.5 million in March 2019 and the second tranche of $62.5 million in November 2019 (collectively, "Secured Term Loans").
All obligations under the Credit Agreement are due on February 28, 2025 with certain scheduled payments of the principal starting from March 31, 2022. The outstanding principal balance of the loans bear interest at 9.75% per annum. The loans are secured by substantially all of our assets. The Credit Agreement contains certain covenants that, among others, require us to deliver financial reports at designated times of the year and limit or restrict our ability to incur additional indebtedness or liens, acquire, own or make any investments, pay cash dividends or enter into certain corporate transactions, including mergers and changes of control, and require us to maintain $50.0 million of cash. Violating covenants would put us in default and the lenders would then have the option to demand repayment plus certain penalties or allow us to continue to service the Secured Term Loans but at the default interest rate of 12.75%. As of March 31, 2020, we were not in violation of any covenants.
Upon the closing of the Credit Agreement, we incurred fees of $2.8 million to HCR and Athyrium and other debt issuance cost of $0.5 million. Loan origination fees and debt issuance costs are netted against the loan balance and are amortized over the contractual term of the loan using the effective interest method. The weighted-average effective interest rate was 11.5% as of March 31, 2020. For the three months ended March 31, 2020, we accrued interest of $3.4 million and we paid in cash interest of $3.1 million under the Secured Term Loans.
As of March 31, 2020, the future principal maturities of our Secured Term Loans for each of the next five years are as follows (in thousands):

Year ended December 31,
2022	$19,231
2023	19,231
2024	19,231
Thereafter	67,307
Total	$125,000

We evaluated the terms of the Secured Term Loans and determined that one feature could require acceleration of payments and a prepayment penalty (make-whole provision) upon a change of control if it occurs prior to the 30-month anniversary period from the initial funding date in March 2019. We determined that this feature (embedded derivative) requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using a discounted cash flow model taking into account the probability of a change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 4, Fair Value Measurements, to these Condensed Consolidated Financial Statements. We will remeasure the embedded derivative to fair value each reporting period until the make-whole provision lapses 30 months after the funding date of March 2019. For the three months ended March 31, 2020, we recognized a loss of $1.6 million upon remeasurement of the embedded derivative.
The estimated fair value of long-term debt at March 31, 2020 and December 31, 2019 was $113.7 million and $123.7 million, respectively, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using a discounted cash flow model, with inputs consistent with those used in determining the embedded derivative values as described in Note 4, Fair Value Measurements, to these Condensed Consolidated Financial Statements.

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Stock Based Compensation
Stock Options
The following table summarizes stock option activity under our 2013 Equity Incentive Plan (the “2013 Plan”) and our Inducement Plan, and related information during the three months ended March 31, 2020:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share
Balance at December 31, 2019	7,548,436	$32.21
Options granted	1,689,360	12.32
Options exercised	(35,654)	9.12
Options canceled	(401,547)	31.49
Balance at March 31, 2020	8,800,595	$28.52

Performance Stock Options (“PSOs”)
In January 2020, the Compensation Committee of our board of directors approved a program to award PSOs of an aggregate of up to 575,625 shares of our common stock to members of our management team, based on the achievement of certain net revenue goals. The following table summarizes PSO activities under our 2013 Plan and related information during the three months ended March 31, 2020:

	Shares Subject to Outstanding PSOs	Weighted- Average Exercise Price Per Share
Balance at December 31, 2019	552,010	$31.43
Options granted	575,625	12.79
Options exercised	(2,293)	23.76
Options canceled	(430,799)	33.29
Balance at March 31, 2020	694,543	$14.85

Restricted Stock Units (“RSUs”)
The following table summarizes RSU activity under our 2013 Plan and our Inducement Plan, and related information during the three months ended March 31, 2020:

	Shares Subject to Outstanding RSUs	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2019	1,274,217	$29.86
RSUs granted	947,442	12.42
RSUs released	(355,665)	31.35
RSUs canceled	(78,246)	26.53
Balance at March 31, 2020	1,787,748	$20.46

Performance Stock Units (“PSUs”)
In January 2020, the Compensation Committee of our board of directors approved an aggregate of 865,500 shares of Market-based PSU ("M-PSU") awards to members of our management team. Each M-PSU represents a contingent right to receive one share of our common stock upon achievement of market-based performance criteria and subject to the recipient’s continued employment. At any time during the three years following the date of the grant: i) one-third of the shares subject to the M-PSUs will vest any time after one year from the grant date if the average closing price of our common stock on the NASDAQ Global Select Market for 20 consecutive trading days has increased 50% per share compared to the grant date closing price, ii) another

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

one-third of the shares subject to the M-PSUs will vest any time after two years from the grant date if the average closing price of our common stock on the NASDAQ Global Select Market for 20 consecutive trading days has increased 100% per share compared to the grant date closing price, and iii) the last one-third of the shares subject to the M-PSUs will vest three years from the grant date if the average closing price of our common stock on the NASDAQ Global Select Market for 20 consecutive trading days has increased 150% per share compared to the grant date closing price. The estimated M-PSU expense is being recognized on an accelerated basis over the estimated requisite service period, with no adjustments in the future periods based upon our actual common stock price.
The following table summarizes PSU activity under our 2013 Plan and related information during the three months ended March 31, 2020:

	Subject to Outstanding PSUs	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2019	11,925	$32.66
PSUs granted	865,500	13.06
PSUs released	(11,925)	32.66
Balance at March 31, 2020	865,500	$13.06

Stock-Based Compensation
The table below sets forth the functional classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$2,599	$10,137
Selling, general and administrative	6,881	7,757
Stock-based compensation expense included in total expenses	$9,480	$17,894

Capitalized stock-based compensation costs	$(327)	$(242)

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

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to Portola Common Stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2020	2019
Stock options to purchase common stock	8,800,595	8,331,332
Performance stock options	694,543	624,321
Common stock warrants	1,500	1,500
Restricted stock units	1,787,748	1,179,480
Performance stock units	865,500	108,127
Employee stock purchase plan	273,559	14,619

Up to 500,000 shares of our common stock may be contingently issued, if certain regulatory and performance conditions are met under an agreement with a contract manufacturer, as described in Note 6, Contract Manufacturing Agreements, to these Condensed Consolidated Financial Statements.
10. Leases
We have operating leases for our office facilities. The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease costs	$1,171	$459
Short-term lease cost	4	89
Total	$1,175	$548

Cash flow information related to leases are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$913	$676

Supplemental balance sheet information related to leases are as follows (in thousands):

	Classification	As of March 31, 2020	As of December 31, 2019
Operating leases
Lease right-of-use assets
Non-current	Operating lease right-of-use assets	$11,112	$12,064
Lease liabilities
Current	Accrued and other liabilities	$5,133	$4,715
Non-current	Long-term portion of lease liabilities	7,786	8,850

Weighted Average Remaining Lease Term
Operating leases		2.8 years	3.1 years

Weighted Average Discount Rate
Operating leases		6.56%	6.55%

As of March 31, 2020, the maturity of our lease liabilities were as follows (in thousands):

PORTOLA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Year ending December 31,	Operating Leases
Remainder of 2020	$3,993
2021	4,936
2022	4,713
2023	1,188
Total lease payments	14,830
Less imputed interests	(1,911)
Total lease liabilities	$12,919

11. Restructuring
In February 2020, as part of our strategy to better align our capital resources with our commercialization plan, we undertook a reduction in headcount. During the three months ended March 31, 2020, we recorded a net restructuring charge of $1.9 million, of which $0.8 million is included within research and development expense and $1.1 million is included within general and administrative expense on our Condensed Consolidated Statements of Operations. During the three months ended March 31, 2020, we paid $0.9 million of severance. At March 31, 2020, the accrued liability for the severance charge was $1.0 million and is included within accrued and other liabilities on the Condensed Consolidated Balance Sheets. We expect to substantially pay the remaining restructuring liabilities by the end of the fourth quarter of 2020. Related to this restructure event, there are no significant remaining costs expected to be incurred subsequent to March 31, 2020.
12. Subsequent events
In April 2020, Portola, BMS and Pfizer agreed to terminate the Collaboration and License Agreement among the parties, dated February 1, 2016, for the development and commercialization of andexanet alfa in Japan. As a result, on April 3, 2020, we received a written notice of termination from BMS and Pfizer and will regain full Japanese rights for andexanet alfa. Japan represents the third largest market for Factor Xa inhibitors after the United States and the EU 5 countries. We will have exclusive rights to develop and commercialize andexanet alfa in the United States, Europe, Japan and rest of the world markets.
Pursuant to the terms of the agreement, the termination will be effective on October 2, 2020 and over the next 180 days we intend to work collaboratively with BMS, Pfizer and Japanese regulators to transition the andexanet alfa Japanese development and commercialization program to us, and advance the plans for regulatory filing.
On May 5, 2020, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Alexion Pharmaceuticals, Inc. (“Alexion”) and its subsidiary, Odyssey Merger Sub Inc. (“Purchaser”). Under the terms of the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer to purchase all of the outstanding ordinary shares of Portola for $18.00 per share, in cash without interest and subject to applicable withholding tax (the “Offer”). The obligation of Alexion and Purchaser to consummate the Offer is subject to the tender of a majority of our outstanding shares in the Offer and other customary conditions. If these conditions are satisfied and the Offer closes, Purchaser will acquire any remaining shares through a merger pursuant to section 251(h) of the Delaware General Corporate Law (DGCL). As soon as practicable following (but in any event on the same day as) the closing of the Offer, Purchaser will be merged into Portola and Portola will become a direct, wholly owned subsidiary of Alexion. The acquisition is expected to close in the third quarter of 2020. If the Merger Agreement is terminated under specified circumstances, the terminating party may be required to pay the other party a termination fee of $51.5 million.
See “Part II - Other Information - Item 1A Risk Factors” to these Condensed Consolidated Financial Statements for a discussion of the risk factors related to the proposed acquisition of Portola by Alexion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2019.
Special note regarding forward-looking statements
This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
OVERVIEW
Portola Pharmaceuticals, Inc. (the “Company” or "Portola" or “we” or “our” or “us”) is a biopharmaceutical company focused on the development and commercialization of novel therapeutics in the areas of thrombosis, other hematologic diseases and inflammation for patients who currently have limited or no approved treatment options. Our headquarters is located in South San Francisco, California. Our lead product is Andexxa [coagulation factor Xa (recombinant), inactivated-zhzo] which we are marketing under the brand name of Ondexxya in Europe. Andexxa is the first and only antidote approved by the U.S. Food and Drug Administration (“FDA”) and the European Commission (“EC”) for patients treated with rivaroxaban or apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding. We are conducting clinical trials with cerdulatinib, an investigational oral, dual spleen tyrosine kinase (“SYK”) and Janus kinase (“JAK”) inhibitor to treat hematologic cancers.
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
We are conducting a randomized controlled trial of Andexxa (U.S.)/Ondexxya (EU) against a usual care cohort control arm (known as "ANNEXA-I") to provide clinical data supporting full approval. ANNEXA-I was initiated in early 2019 and we anticipate that it will include approximately 440 patients with intracranial hemorrhage and compare outcomes of patients treated with Andexxa to the usual care on a 1:1 randomized scheme. We plan to conduct this study globally with our expected completion date in 2023. We are also conducting the ANNEXA-S study: a single-arm, open-label clinical trial in approximately
200 patients enrolled from approximately 80 hospitals worldwide. ANNEXA-S will evaluate the efficacy and safety in patients requiring urgent surgery while taking apixaban, edoxaban, enoxaparin or rivaroxaban. The primary endpoint of ANNEXA-S is hemostatic efficacy, as assessed by intraoperative assessment of hemostasis. The study is expected to be completed in 2022.
In the United States, we initially received approval from the FDA in May 2018 to market product manufactured under our Gen 1 process using the clinical-scale process at the facility that produced material for our clinical trials. We conducted a limited launch in the second half of 2018 through an Early Supply Program (“ESP”) intended to reach hospitals with a large number of patients with Factor Xa bleeds and that were able to start using Andexxa during the ESP period. On December 31, 2018, the FDA approved our Gen 2 manufacturing process, which provides commercial scale volume that we believe is sufficient to support a global launch. In early January 2019, we began shipping Gen 2 product and commenced a full-scale commercial launch in the United States.
Andexanet alfa received conditional approval under the brand name Ondexxya by the EC on April 26, 2019. This conditional approval included several post-authorization requirements, including specific obligations to submit a final clinical study report for ANNEXA-I, a final clinical study report for the ANNEXA-4 study, and an obligation to provide some additional pharmacokinetic data.
We completed our first sales of Ondexxya in Europe in July 2019 and are executing a phased launch of Ondexxya in Europe, with an initial focus on Germany, Austria, Denmark, Finland, Sweden, the Netherlands and the United Kingdom (together, the "Wave 1 Countries"). We also intend to launch Ondexxya in other countries yet to be determined and establish an early access program for Ondexxya through a distribution partner. We launched in the EU using Gen 2 product in July 2019.
Andexxa is administered almost exclusively in the hospital and urgent care settings and is reimbursed either under Medicare Part A through an applicable Medicare Severity Diagnosis Related Group ("MS-DRG") payment related to the patient condition for inpatient use, or separately reimbursed under a C code through Medicare with respect to outpatient usage covered by Medicare Part B based on Average Sales Price. In addition, the U.S. Centers for Medicare and Medicaid Services ("CMS") has supplemented Part A reimbursement with a New Technology Add-on Payment ("NTAP"), which was first effective in October 2018 at a maximum of 50% of wholesale acquisition cost ("WAC") for the standard dose, and increased in October 2019 to a maximum of 65% of WAC. The actual NTAP amount will vary based on the amount by which the cost of a case exceeds the MS-DRG payment. The CMS NTAP program was created by Congress to support timely access to innovative therapies used to treat Medicare beneficiaries in the hospital inpatient setting. For a new technology to qualify for an add-on payment, it must meet the NTAP definition of "new," demonstrate a substantial clinical improvement and meet specific cost thresholds.
In March 2020, we announced a data that demonstrated that Andexxa was associated with a lower rate of in-hospital and 30-day mortality in patients with life-threatening Factor Xa inhibitor-related bleeds compared with other treatment options. This included lower mortality across multiple bleed types including intracranial hemorrhage ("ICH"), gastrointestinal bleeding and bleeding due to trauma, when compared to 4-factor prothrombin complex concentrate ("4F-PCC") therapy, which is approved only for the reversal of warfarin and has no impact on anti-Factor Xa levels.
In addition, in March 2020, we announced a data that using Andexxa to treat patients with ICH associated with apixaban or rivaroxaban is projected to provide a net reduction in costs to an acute care hospital. The analysis compared a clinical scenario with Andexxa to one without it where patients were given 4F-PCC. Key findings from this analysis related to the net cost reduction Andexxa can provide for the treatment of ICH associated with oral Factor Xa inhibitors include: (1) The total cost per hospitalization, considering NTAP reimbursement for eligible claims, was lower for patients treated with Andexxa than it was for patients treated with 4F-PCC; and (2) Andexxa generated reductions in all cost components – intubation, intensive care unit and surgery costs – except drug costs, though drug costs were offset by the NTAP reimbursement.
In April 2020, BMS and Pfizer and us agreed to terminate the Collaboration and License Agreement among the parties, dated February 1, 2016, for the development and commercialization of andexanet alfa in Japan. As a result, on April 3, 2020 we received a written notice of termination from BMS and Pfizer and will regain full Japanese rights for andexanet alfa. Japan represents the third largest market for Factor Xa inhibitors after the United States and the EU 5 countries. Portola will have exclusive rights to develop and commercialize andexanet alfa in the United States, Europe, Japan and rest of the world markets. Pursuant to the terms of the agreement, the termination will be effective on October 2, 2020 and over the next 180 days we intend to work collaboratively with BMS, Pfizer and Japanese regulators to transition the andexanet alfa Japanese development and commercialization program to Portola, and advance the plans for regulatory filing.
In addition, in April 2020, CMS established a new permanent J-code for Andexxa, facilitating reimbursement in the hospital outpatient setting. This J-code will take effect on July 1, 2020 and it is expected to replace the previously issued temporary C-code.
Bevyxxa
Bevyxxa was the first anticoagulant approved in the United States for hospital and extended duration prophylaxis of venous thromboembolism ("VTE") in adult patients hospitalized for an acute medical illness who are at risk for thromboembolic complications due to moderate or severe restricted mobility and other risk factors for VTE. Bevyxxa was approved by the FDA in June 2017 and we commenced the commercial launch in the United States in January 2018.
Following the approval of Andexxa in May 2018, we made the business decision to focus our resources on the launch of Andexxa and significantly scaled back our commercial efforts on Bevyxxa. Throughout 2019, we engaged with potential business collaborators for Bevyxxa, and in the fourth quarter of 2019, we determined that it was unlikely that we will find a viable partner. Accordingly, we began to wind down Bevyxxa operations to eliminate future operational and financial obligations.
Product Candidate
Cerdulatinib
Cerdulatinib is our investigational SYK and JAK inhibitor that uniquely inhibits two key cell signaling pathways implicated in certain hematologic malignancies and autoimmune diseases. There is a rationale for inhibiting both SYK (B-cell receptor pathway) and JAK (cytokine receptors) in B-cell malignancies where both targets have been shown to promote cancer cell growth and survival. In addition, pre-clinical data suggest an important role for SYK and JAK in Peripheral T-Cell Lymphoma (“PTCL”) tumor survival.
There is a significant unmet need for the treatment of patients with relapsed/refractory PTCL. Current approved therapies for relapsed/refractory PTCL are all given via IV infusion and have limited activity with overall response rates of approximately 30%. In addition, most of these responses are partial responses. Based on the unmet need and on the activity to date with cerdulatinib, we have prioritized development in PTCL. Following our End of Phase 2 meeting with the FDA in January 2019, the FDA requested additional data supporting the proposed dose and we submitted the requested data. We have reached an agreement with the FDA on the design of a registration study ("CELTIC-1"). In February 2020, we announced that due to internal restructuring to align resources to drive Andexxa growth, we decided not to initiate the CELTIC-1 trial for the SYK/JAK inhibitor cerdulatinib until a partner is identified.
Other early stage programs
We continue to progress certain early discovery activities that align with our scientific expertise.
Reallocating Resources to Drive Growth

In February 2020, we undertook an organizational realignment to focus our resources on the maximizing the Andexxa and Ondexxya commercial opportunity, which included a reduction in headcount in order to conserve resources. These actions result in a pre-tax charge of approximately $1.9 million in the first quarter of 2020. Related to this organizational realignment, we do not expect any further significant restructuring costs to be incurred. See Note 11, Restructuring, to the Condensed Consolidated Financial Statements for further discussion
COVID-19 Update

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to be spread throughout the United States and the world. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our clients, and will impact our business and consolidated results of operations and could impact our financial condition in the future. Due to the concerns over the COVID-19 pandemic, effective March 13, 2020, we suspended face-to-face field activity and instituted a mandatory work from home policy for all employees, including those in our South San Francisco and European headquarters.

The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business and as a result, we have begun to experience more pronounced disruptions in our operations. We may experience constrained supply or curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See "Risk Factors" section below for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
There have been no significant or material changes in our critical accounting policies during the three months ended March 31, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Results of operations
Comparison of the three months ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(in thousands, except percentages)
Andexxa	$23,055	$20,285	$2,770	14%
Ondexxya	2,582	—	2,582	*
Bevyxxa	—	77	(77)	*
Total product revenue, net	25,637	20,362	5,275	26%

Total collaboration and license revenue	752	1,807	(1,055)	(58%)

Total revenues	$26,389	$22,169	$4,220	19%
* Percentage not meaningful
The increase in total revenues during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to:

•	an increase in net revenue of Andexxa during the first quarter of 2020 compared to the same period in 2019; and

•	Ondexxya revenue which started from the third quarter of 2019; offset by

•	a decrease in Phase 3 collaboration revenue from certain collaboration partners as related performance obligations had been mostly fulfilled by the first quarter of 2019.
Cost of Sales

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(in thousands, except percentages)
Cost of sales	$4,320	$7,150	$(2,830)	(40)%
The decrease in cost of sales during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is primarily attributable to:

•	an excess and obsolete inventory charge of $3.7 million recorded in the first quarter of 2019 related to Gen 1 transition of Andexxa manufacturing process; and

•	a decrease in cost of sales for Andexxa Gen 2 inventories in the current period as compared to mostly Gen 1 inventories costs in the first quarter of 2019.

Cost of product sales also consists of certain finishing costs incurred after FDA approvals related to approved products sold, in addition to certain distribution and overhead costs. We expect costs of sales to increase in relation to product revenues as we deplete inventories that we had expensed prior to receiving FDA approvals.
Research and development expenses

Product candidate	Phase of Development	Three Months Ended March 31,
		2020	2019	Change	% Change
		(in thousands, except percentages)
Andexanet alfa	Phase 2/3/4	$15,986	$24,890	$(8,904)	(36%)
Betrixaban	Phase 1/3	1,195	566	629	111%
Cerdulatinib	Phase 1/2a	7,171	7,197	(26)	—%
Other research and development expenses(1)		1,737	2,931	(1,194)	(41)%
Total research and development expenses		$26,089	$35,584	$(9,495)	(27%)

(1)	Amounts in all periods include costs for other potential product candidates.
The net decrease in total research and development expenses during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to:

•	a decrease in Andexanet alfa program costs during the first quarter of 2020;

•	a $5.8 million charge for Lonza's first tranche purchase right that was measured up to the settlement date in the first quarter of 2019; and

•	a decrease in program costs related to other potential product candidates.
Selling, general and administrative expenses

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative expenses	$54,418	$53,034	$1,384	3%
The increase in selling, general and administrative expenses during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to:

•	an increase in building rent and insurance of $1.1 million resulting from the headquarters office lease renewal in June 2019 and expansion of EU operations.
Interest and other (expense) income, net

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(in thousands, except percentage)
Interest and other (expense) income, net	(2,186)	1,984	$(4,170)	(210)%
The decrease in interest and other (expense) income, net, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to

•	an increase in net loss on remeasurement from embedded derivatives by $3.6 million; and

•	a decrease in interest income earned from investments.
Interest expense

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(in thousands, except percentages)
Interest expense	$8,147	$6,481	$1,666	26%
The increase in interest expense during the three months ended March 31, 2020 compared to the three and three months ended March 31, 2019 was primarily due to:

•	$62.5 million of funding received in each of March and November 2019 under the Credit Agreement with HCR and Athyrium.
Liquidity and capital resources
Due to our significant research and development and selling, general and administrative expenditures, we have generated significant operating losses since our inception. We have financed our operations primarily through sales of our equity securities, collaborations, including loans from our collaboration partners and third parties, a royalty-based financing arrangement, and sales of commercial and development rights to some of our product candidates. Our expenditures are related to research and development activities, including clinical trial and manufacturing-related costs and selling, general and administrative costs, including commercial preparation, launch and operating costs. At March 31, 2020, we had cash, cash equivalents and investments of $394.1 million which includes $50.0 million minimum cash holdings required by our secured term loan agreement (See Note 7, Long Term Obligations, to the Condensed Consolidated Financial Statements). Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.
We estimate our existing capital resources, together with interest thereon, to be sufficient to meet our projected operating requirements into the second quarter of 2021 while maintaining compliance with covenants pursuant to the 2019 Credit Agreement of a minimum of $50.0 million of cash on hand. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In light of the estimated costs to support the global launch and continued development of Andexxa, we will need to implement cost saving measures, defer the timing of capital expenditures and potentially raise additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and/or other marketing and distribution arrangements. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our current collaboration and license agreements. Our future funding requirements will depend on many factors, including the following:

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
If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain needed financing, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan, and have an adverse effect on our business, results of operations and future prospects. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(71,100)	$(63,635)
Cash provided by investing activities	52,927	82,103
Cash provided by financing activities	101	69,840
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(23)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(18,095)	$88,308
Cash used in operating activities
Cash used in operating activities for the three months ended March 31, 2020 reflected a net loss of $68.8 million, offset by a non-cash stock-based compensation charge of $9.5 million, non-cash interest incurred on the Notes payable, royalty-based debt and Secured Term Loans of $5.1 million, remeasurement loss on our embedded derivatives of $3.2 million, a provision for excess and obsolete inventories charge of $2.1 million, and amortization on the lease right-of-use assets of $1.2 million. Cash used in operating activities also reflected a $15.6 million decrease due to an increase in inventories as we build out commercial inventory supplies, a $6.1 million increase due to a decrease in trade and other receivables, net from our Andexxa and

Ondexxya customers, a $3.7 million decrease due to royalty payments made to BMS, Pfizer and HCR, and a $10.2 million decrease due to a decrease in accrued and other liabilities.
Cash used in operating activities for the three months ended March 31, 2019 reflected a net loss of $78.1 million, offset by a non-cash stock-based compensation charge of $17.9 million, non-cash interest incurred on the Notes payable and royalty-based debt of $6.5 million, and a provision for excess and obsolete inventories charge of $3.9 million. Cash used in operating activities also reflected a $1.5 million increase due to a decrease in inventories as we use commercial inventory supplies, a $5.9 million decrease due to an increase in trade and other receivables, net from our Andexxa customers, a $2.0 million decrease due to royalty payments made to BMS, Pfizer and HCR, and a $4.5 million decrease due to a decrease in accounts payable.
Cash provided by investing activities
Cash provided by investing activities for the three months ended March 31, 2020 was primarily related to proceeds from maturities of investments of $100.4 million, partially offset by investment purchases of $46.5 million and fixed asset purchases of $1.0 million.
Cash provided by investing activities for the three months ended March 31, 2019 was primarily related to proceeds from maturities of investments of $124.1 million, partially offset by investment purchases of $41.7 million and fixed asset purchases of $0.4 million.
Cash provided by financing activities
Cash provided by financing activities for the three months ended March 31, 2020 was primarily related to net proceeds from the issuance of common stock pursuant to equity awards of $0.4 million, offset by payments of long-term obligation to a collaborator of $0.3 million.
Cash provided by financing activities for the three months ended March 31, 2019, was primarily related to net proceeds from debt issuance of $59.2 million and net proceeds from the issuance of common stock pursuant to equity awards of $10.1 million.
Off-balance sheet arrangements and contractual obligations
We lease our corporate headquarters, laboratory and other U.S. facilities under an operating lease expiring in March 2023. These leases require us to pay taxes, insurance, maintenance and minimum lease payments.
There were no material changes during the three months ended March 31, 2020 outside of the ordinary course of business and in our specified contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2020, we had cash, cash equivalents and investments of $394.1 million consisting of cash and liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
We contract for the conduct of certain clinical development, manufacturing, regulatory and commercialization activities with vendors in Europe.  We made payments in the aggregate amount of €13.6 million and €8.5 million to our European vendors during the three months ended March 31, 2020 and 2019, respectively. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Euros and British Pounds, to a lesser extent. For the three months ended March 31, 2020 and 2019, respectively, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

ITEM 4:	CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On January 16, 2020, a stockholder filed a putative class action against the Company and certain officers (the “Defendants”) in the U.S. District Court for the Northern District of California, captioned Hayden v. Portola Pharmaceuticals, Inc., et al., No. 3:20-cv-00367-VC (N.D. Cal.). On February 7 and 28, 2020, other stockholders filed related putative class actions against Defendants, captioned, respectively, McCutcheon v. Portola Pharmaceuticals, Inc., et al., No. 3:20-cv-00949 (N.D. Cal.), and Southeastern Pennsylvania Transportation Authority v. Portola Pharmaceuticals, Inc., et al., No. 3:20-cv-01501 (N.D. Cal.) (the “SEPTA” case).
The stockholder plaintiffs allege that the Defendants violated the antifraud provisions of the Exchange Act and the Securities Act by making misrepresentations and omissions in public disclosures concerning the Company’s sales of andexanet alfa, marketed as Andexxa in the United States and Ondexxya in Europe, between January 8, 2019 and February 26, 2020. Specifically, plaintiffs allege that the Defendants made materially false and/or misleading statements about the demand for Andexxa, and usage of Andexxa by hospitals and healthcare organizations. Plaintiffs also allege that the Defendants made materially false and/or misleading statements about the Company’s accounting for its reserve for returns, and that the Defendants failed to disclose that the Company was shifting from a short-dated version of Andexxa to a longer-dated version, impacting the reserve for returns and impacting revenue for the Company. Plaintiffs contend that the alleged fraud was revealed on January 9, 2020, when the Company announced its preliminary unaudited financial results for the fourth quarter of 2019, and again on February 26, 2020 when the Company issued its fourth quarter 2019 financial results. The SEPTA plaintiff further alleges that defendants violated the Securities Act by making misrepresentations and omissions in offering materials associated with the Company’s August 7, 2020 securities offering. On April 22, 2020, the Court issued an Order appointing the Alameda County Employees’ Retirement Association (“ACERA”) as Lead Plaintiff in the litigation and directing ACERA to file its Amended Complaint no later than May 20, 2020.
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
In assessing these risks, you should also refer to other information contained in this quarterly report on Form 10-Q, including our Condensed Consolidated Financial Statements and related Notes. We have marked with an asterisk (*) the risks described below that reflect substantive changes from, or additions to, the risks described in our annual report on Form 10-K for the year ended December 31, 2019.
1) RISKS RELATED TO THE PROPOSED ACQUISITION OF PORTOLA BY ALEXION
* The proposed acquisition of Portola by Alexion is subject to a number of conditions beyond our control. Failure to complete the proposed acquisition within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.
On May 5, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alexion Pharmaceuticals, Inc. (“Alexion”) and Alexion’s subsidiary, Odyssey Merger Sub Inc. (“Purchaser”) related to the proposed acquisition of Portola by Alexion (the “Acquisition”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer (the “Offer”) to purchase all of our outstanding shares of common stock. If certain conditions are satisfied and the Offer closes, Purchaser may acquire any remaining shares through a merger pursuant to section 251(h) of the DGCL. The obligation of Alexion and Purchaser to consummate the Offer is subject to the condition that there be validly tendered and not withdrawn prior to the expiration of the Offer a number of ordinary shares representing at least a majority of the outstanding shares outstanding of Company common stock as of the scheduled expiration of the Offer (such condition, the “Minimum Tender Condition”). The Minimum Condition may not be amended by Alexion without the prior written consent of Portola. The obligation of Purchaser to consummate the Offer is also subject to the expiration or termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), and the receipt of other antitrust notification and approvals in certain European jurisdictions and other customary conditions.
We cannot predict whether and when these conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the proposed Acquisition, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed Acquisition. Certain costs associated with the proposed Acquisition have already been incurred or may be payable even if the proposed Acquisition is not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the proposed Acquisition, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the proposed Acquisition.
Our share price may also fluctuate significantly based on announcements by Alexion and other third parties or us regarding the Acquisition or based on market perceptions of the likelihood of the satisfaction of the Minimum Tender Condition or other conditions to the consummation of the Acquisition. Such announcements may lead to perceptions in the market that the Acquisition may not be completed, which could cause our share price to fluctuate or decline. If we do not consummate the Acquisition, the price of our ordinary shares may decline significantly from the current market price, which may reflect a market assumption that the proposed Acquisition will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our ordinary shares.
* The announcement and pendency of the Acquisition with Alexion could adversely affect our business, financial results and/or operations.
Our efforts to complete the Acquisition could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Acquisition will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Acquisition is pending because employees may experience uncertainty about their roles following the Acquisition. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the Acquisition and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, customers, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Acquisition could be exacerbated by any delays in completion of the Acquisition or termination of the Merger Agreement.
* The Offer consideration payable to holders of our shares of common stock will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in our share price.
The Offer consideration payable to holders of our shares of common stock will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our ordinary shares. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the Acquisition, there would be no adjustment to the amount of the proposed Offer consideration.
* The Merger Agreement contains provisions that could discourage a potential competing acquirer.
Under the terms of the Merger Agreement, we have agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire Portola and are subject to restrictions on our ability to respond to any such proposal, except as permitted under the terms of the Merger Agreement. In the event that we receive an acquisition proposal from a third party, we must notify Alexion of such proposal and negotiate in good faith with Alexion prior to terminating the Merger Agreement or effecting a change in the recommendation of our Board of Directors to our stockholders with respect to the proposed Acquisition. The Merger Agreement also contains certain termination rights for both Alexion and us and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Alexion a termination fee of $51.5 million.
These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of Portola from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Acquisition. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay due to the added expense of the $51.5 million termination fee that may become payable in certain circumstances.
If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the proposed Acquisition.
* Shareholder litigation could prevent or delay the closing of the proposed Acquisition or otherwise negatively impact our business, operating results and financial condition.
We may incur additional costs in connection with the defense or settlement of any future shareholder litigation in connection with the Acquisition. Such litigation may adversely affect our ability to complete the Acquisition. We could incur significant costs in connection with any such litigation lawsuit, including costs associated with the indemnification of obligations to our directors. Furthermore, one of the conditions to the closing of the proposed Acquisition is the absence of any governmental order or law preventing the Acquisition or making the consummation of the proposed Acquisition illegal. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the Acquisition, then such injunctive or other relief may prevent the Acquisition from becoming effective within the expected time frame or at all.
* We may be unable to obtain the regulatory approvals required to complete the proposed Acquisition.
One of the conditions to consummation of the proposed Acquisition is receipt of certain regulatory approvals, including the expiration or termination of the applicable waiting periods (and any extension thereof) under the HSR Act and antitrust notification and approvals in certain European jurisdictions. There can be no assurance that such regulatory approvals, or any other regulatory approvals that might be required to consummate the proposed Acquisition will be obtained. If such regulatory approvals are obtained, there can be no assurance as to the timing of such approvals, our ability to obtain the approvals on satisfactory terms or in the absence of any litigation challenging such approvals.
At any time before or after the consummation of the proposed Acquisition (and notwithstanding the termination of the waiting period under the HSR Act), the U.S. Department of Justice, Federal Trade Commission or any state or non-U.S. governmental entity could take such action, under antitrust laws or otherwise, as it deems necessary or desirable in the public interest. Such action could include seeking to enjoin the consummation of the proposed Acquisition or seeking the divestiture of substantial assets. Private parties may also seek to take legal action under antitrust laws under certain circumstances. If the proposed Acquisition does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the proposed Acquisition, such delay or failure to complete the proposed Acquisition may create uncertainty or otherwise have negative consequences that may materially and adversely affect our financial condition and results of operations, as well as the price per share for our shares of common stock.
* While the proposed Acquisition is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the Acquisition may impair our ability to attract and retain qualified employees or retain and maintain relationships with our customers, suppliers and other business partners.
Whether or not the Acquisition is consummated, it may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Acquisition may also divert management's attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the proposed Acquisition, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the proposed Acquisition is pending or if it fails to close. Furthermore, if key personnel depart because of such uncertainties, or because they do not wish to remain with the combined company after closing, our business and results of operations may be adversely affected. In addition, we cannot predict how our suppliers, customers and other business partners will view or react to the proposed Acquisition upon consummation. If we are unable to reassure our customers, suppliers and other business partners to continue transacting business with us, our sales, financial condition and results of operations may be adversely affected.
In addition, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice, pending consummation of the Acquisition, and restricts us from taking certain actions with respect to our business and financial affairs without Alexion’s consent. Such restrictions will be in place until either the Acquisition is consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Acquisition. For these and other reasons, the pendency of the Acquisition could adversely affect our business, operating results and financial condition.
* We have incurred, and will continue to incur, direct and indirect costs as a result of the Acquisition.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Acquisition, including costs that we may not currently expect. We must pay substantially all of these costs and expenses whether or not the transaction is completed. If the Merger Agreement is terminated under specified circumstances, we would be required to pay to Alexion a termination fee equal to $51.5 million. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.
2) RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL
* Our business has been adversely affected by the recent COVID-19 outbreak and may experience further adverse effects. The COVID-19 pandemic will likely continue to materially affect our operations, including at our headquarters in the San Francisco Bay Area, which is currently subject to a shelter-in-place order, our European operations and at our clinical trial sites, as well as the business or operations of our manufacturers, contract research organizations ("CROs") or other third parties with whom we conduct business.
Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, has spread to multiple countries, including the United States and several European countries. Our headquarters is located in the San Francisco Bay Area. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID‑19, and the San Francisco Department of Public Health announced aggressive recommendations to reduce the spread of the disease. In March 2020, the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters is located, issued shelter-in-place orders, which (i) direct all individuals living in those counties to shelter at their places of residence (subject to limited exceptions), (ii) direct all businesses and governmental agencies to cease non-essential operations at physical locations in those counties, (iii) prohibit all non-essential gatherings of any number of individuals, and (iv) order cessation of all non-essential travel. The shelter-in-place orders took effect on March 17, 2020 and will continue until end of May, unless further extended. In addition, on March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health issued an executive order that directs all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government.
In response to these public health directives and orders, we have implemented work-from-home policies in our South San Francisco and European headquarters and for our U.S. and European field forces. The effects of the executive order, the shelter-in-place order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
Hospitals, the primary end users of Andexxa, have also experienced profound changes to their operations and priorities as they seek to respond to the medical needs of COVID-19 patients. The scope of these medical needs and the number of patients requiring hospital treatment for COVID-19 is likely to place a significant strain on hospital resources requiring a change in operational priorities and deployment of available resources. At this time, many hospitals are also imposing general prohibitions on sales communications from pharmaceutical companies, including our field force. To the extent that hospital resources are redirected towards the COVID-19 response, hospitals may have fewer resources available to treat factor Xa bleeds, including purchases of Andexxa.
Quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. For example, any manufacturing supply interruption of Andexxa, which is currently manufactured by Lonza at facilities in Spain, or cerdulatinib, which is currently manufactured at a facility in Switzerland, could adversely affect our ability to conduct ongoing and future clinical trials of cerdulatinib.
In addition, our clinical trials may be significantly affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. Finally, as our ANNEXA studies are conducted in the hospital setting, the study sites may not have sufficient internal resources to conduct our studies.
The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.
The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
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
We are a commercial biopharmaceutical company.  We launched our commercial products in 2018 and continue to incur significant expenses related to commercialization, our ongoing and planned future clinical studies, research and development activities, and selling, general and administrative activities. As of March 31, 2020, we had an accumulated deficit of approximately $1.9 billion.
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

3) RISKS RELATED TO COMMERCIAL AND MARKETING OPERATIONS AND THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS AND PRODUCT CANDIDATES
Our ability to grow our company is critically dependent upon the commercial success of Andexxa.
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
Our success depends heavily on the launch and commercialization of our products. The commercial success of our products depends upon their acceptance by the medical community and third-party payors as clinically useful, cost-effective and safe. The degree of market acceptance of any drug depends on a number of factors, such as:

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
The Accelerated Approval regulations allow drugs that are being developed to treat an unmet medical need to be approved substantially based on evidence of an effect on a biomarker endpoint that is considered reasonably likely to predict clinical benefit rather than a clinical endpoint such as survival or irreversible morbidity. Our approval of Andexxa was supported by data from two Phase 3 ANNEXA studies (ANNEXA-R and ANNEXA-A), which evaluated the safety and efficacy of Andexxa in reversing the anticoagulant activity of the Factor Xa inhibitors rivaroxaban and apixaban in healthy volunteers, and interim patient data from our ongoing ANNEXA-4 single-arm, open-label study in patients on a Factor Xa inhibitor experiencing a life-threatening or uncontrolled bleeding episode. However, these studies have inherent limitations as compared with a randomized controlled trial. For example, we do not have comparator arm data, including clinical head to head data against the treatment options which were used by hospitals prior to the availability of Andexxa, which we believe continue to be widely used, including off-label use of 4F-PCCs and other coagulation factors. In addition, the efficacy statements in our product label are limited as the result of our single-arm, open-label study. These limitations have a significant impact on our ability to market Andexxa and establish it as the standard of care, as pharmaceutical companies are generally prohibited from making product claims not set forth in their product labels. These limitations can also increase resistance to utilization by hospital formulary committees and may also negatively impact government pricing discussions in the EU and abroad.

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
While no serious adverse side effects have been observed in our completed healthy subject studies with Andexxa, adverse effects have been observed in our ANNEXA-4 study in bleeding patients. Additionally, there is a risk that adverse events may be reported in our post-marketing randomized controlled trial of Andexxa, additional clinical experience or repeat doses that are determined to have been caused by Andexxa. Some protein-based biologics have encountered problems with immunogenicity, that is, their tendency to trigger an unwanted immune response against themselves. To date, no neutralizing antibodies against Andexxa or antibodies to Factor X or Xa have been detected; however there is still a risk that such antibodies could be identified through our ANNEXA-4 patient study results, additional clinical experience or from repeat doses. In addition, in our ANNEXA-4 patient trial, reversing the anticoagulant activity of Factor Xa inhibitors in patients with life-threatening or uncontrolled bleeding who have underlying medical conditions requiring anticoagulation has been associated with thromboembolic events, ischemic events, cardiac arrest and sudden deaths, and the FDA has included a boxed warning in the Andexxa label to this effect.
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
4) RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES
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

5) RISKS RELATED TO THE OPERATION OF OUR BUSINESS
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
As a public company, we incur significant legal, accounting and other expenses. For example, the Sarbanes-Oxley Act, and rules of the Securities and Exchange Commission (“SEC”) and those of The Nasdaq Stock Market (the "Nasdaq"), have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel have and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations are continuously being revised, have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
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
6) RISKS RELATED TO INTELLECTUAL PROPERTY
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
We have been and may again become involved in opposition, derivation, reexamination, inter partes review, post-grant review, or other proceedings challenging our patent rights or the patent rights of our licensors, and the outcome of any proceedings are highly uncertain. For example, in November 2013, Zentiva k.s. and Günter SÖLCH separately filed papers with the European Patent Office opposing European Patent 2101760, assigned to Millennium Pharmaceuticals, Inc. to which we have an exclusive license. The European Patent Office decided in favor of revoking the European patent.  Portola has appealed this revocation. Should any of these proceedings or appeals be unsuccessful, this could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
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
7) RISKS RELATED TO GOVERNMENT REGULATION
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
The regulatory approval process is expensive and usually takes several years. The regulatory authorities also have substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical studies, or perform additional preclinical studies and clinical studies. The number of preclinical studies and clinical studies that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to, the following:

•	a product candidate may not be deemed safe or effective;

•	FDA officials may not find the data from preclinical studies and clinical studies sufficient;

•	the FDA may find our manufacturing data insufficient to support approval;

•	the FDA might not approve our or our third-party manufacturer’s processes or facilities; or

•	the FDA may change its approval policies or adopt new regulations.
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
Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the Presidential administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. While some of these and other proposed measures may require additional authorization to become effective, Congress and the Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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

•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services;

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
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to substantial penalties, including imprisonment, significant administrative, civil and criminal monetary penalties, damages, fines, exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, integrity oversight and reporting obligations to resolve allegations of non-compliance with these laws, the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business, and cause reputational harm. Moreover, achieving and sustaining compliance with applicable federal and state anti-fraud and abuse laws may prove costly. For a fuller discussion of the requirements of the anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations applicable to our business, see Item 1, “Description of Business - Government Regulation” of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration ("HRSA"), requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. The Affordable Care Act expanded the list of covered entities to include certain free‑standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the Affordable Care Act or other legislation or regulation could affect our 340B ceiling price calculations and negatively impact our results of operations.
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
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also are required to participate in the U.S. Department of Veterans Affairs ("VA"), Federal Supply Schedule ("FSS"), pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price ("FCP"), to four federal agencies (VA, U.S. Department of Defense ("DOD"), Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price ("Non-FAMP"), which we would be required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements, with which we must comply.
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
We are subject to federal and state, and foreign laws and regulations governing data privacy and security of health information, and the collection, use, disclosure, and protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues that may affect our business, including recently enacted laws in jurisdictions where we operate.  Numerous U.S. federal and state laws, including state security breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection and privacy laws, (including, for example, Section 5 of the Federal Trade Commission Act ("FTC Act"), and the California Consumer Privacy Act (“CCPA”)) govern the collection, use and disclosure of personal information. Compliance with these laws is difficult, constantly evolving, and time consuming.

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

•
the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations also impose obligations on certain covered entity health care providers, health plans and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA - other than with respect to providing certain employee benefits - we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA;

•
numerous federal and state laws and regulations that address privacy and data security, including the CCPA, state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure and protection of health-related and other personal information, many of which differ from each other in significant ways, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming, and companies that do not comply with these laws may face civil penalties.

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
8) RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
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

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. For example, following our update call on September 5, 2017, at least three plaintiffs’ securities litigation firms publicly announced that they are investigating potential securities fraud claims that they may wish to make against us. In addition, following our preliminary announcement of 2019 Andexxa revenues on January 9, 2020, a number of plaintiffs’ firms have initiated legal action alleging certain violations of the U.S. federal securities laws; see “Legal proceedings” section above for additional information. Such litigation could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.1	5/28/2013

3.2	Certificate of Amendment to the Portola Pharmaceuticals, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35935	3.1	6/11/2018

3.3	Amended and Restated Bylaws of Portola Pharmaceuticals, Inc.	8-K	001-35935	3.2	5/28/2013

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Form of Common Stock Certificate of Portola Pharmaceuticals, Inc.	S-1	333-187901	4.1	5/17/2013

4.5	Warrant to Purchase Shares of Common Stock by and between the registrant and Laurence Shushan and Magdalena Shushan Acosta, Trustees, The Laurence and Magdalena Shushan Family Trust, Under Agreement Dated October 8, 1997, dated December 15, 2006	10-Q	001-35935	4.7	11/6/2013

4.6	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and HCP Life Science Assets TRS, LLC, dated December 15, 2006	10-Q	001-35935	4.8	11/6/2013

4.7	Warrant to Purchase Shares of Common Stock by and between Portola Pharmaceuticals, Inc., and Bristow Investments, L.P., dated December 15, 2006	10-Q	001-35935	4.9	11/6/2013

10.5*+	Amended and Restated Portola Pharmaceuticals, Inc. Non-Employee Director Compensation Policy

10.53+	Offer Letter by and between Portola Pharmaceuticals, Inc. and Rajiv Patni dated December 19, 2019

31.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended

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

PORTOLA PHARMACEUTICALS, INC.

Date: May 11, 2020	By:	/s/ Mardi C. Dier
Mardi C. Dier
Chief Financial and Business Officer
(Principal Financial Officer)

Date: May 11, 2020	By:	/s/ Scott Garland
Scott Garland
President and Chief Executive Officer
(Principal Executive Officer)